Form 10-Q
period 2000-03-31
BELCREST CAPITAL FUND LLC
filed 2000-08-11
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000
                          Commission File No. 000-30509
                                              ---------

                            Belcrest Capital Fund LLC
                            -------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                                04-3453080
          -------------                     ----------------------------
     (State of organization)                (I.R.S. Employer Identification No.)


                 The Eaton Vance Building
          255 State Street, Boston, Massachusetts                       02109
          ---------------------------------------                       -----
         (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number:     617-482-8260
                              --------------------

                                      None
                                      ----

    Former Name, Former Address and Former Fiscal Year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

                            Belcrest Capital Fund LLC
                                Index to Form 10Q

PART I   -        FINANCIAL INFORMATION
                                                                                        Page

Item 1.           Consolidated Financial Statements                                      3

                  Consolidated Statements of Assets and Liabilities as of
                  March 31, 2000 (unaudited) and December 31, 1999                       3

                  Consolidated Statements of Operations For the Three Months Ended
                  March 31, 2000 and 1999  (unaudited)                                   4

                  Consolidated Statements of Changes in Net Assets For the Three
                  Months Ended March 31, 2000 and 1999 (unaudited)                       5

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2000 and 1999 (unaudited)                              6

                  Notes to Financial Statements as of March 31, 2000 (unaudited)         7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              18

Item 3.           Quantitative and Qualitative Disclosures About Market Risk             20

PART  II  -       OTHER INFORMATION

Item 1.           Legal Proceedings                                                      24

Item 2.           Changes in Securities and Use of Proceeds                              24

Item 3.           Defaults Upon Senior Securities                                        24

Item 4.           Submission of Matters to a Vote of Security Holders                    24

Item 5.           Other Information                                                      24

Item 6.           Exhibits                                                               24


SIGNATURES                                                                               25


PART I.           FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements
---------------------------------------------------

 BELCREST CAPITAL FUND LLC
 Consolidated Statements of Assets and Liabilities

                                                                                March 31,
                                                                                  2000              December 31,
                                                                               (Unaudited)              1999
                                                                           -------------------   ------------------
 Assets:
     Investment in Belvedere Capital LLC                                       $4,243,029,573       $4,080,817,015
     Investment in real estate partnership preference units                       840,776,766          947,934,345
     Investment in other real estate                                              560,019,544                    -
     Short-term investments                                                        16,387,281                    -
                                                                           -------------------   ------------------
                                                                           -------------------   ------------------
            Total Investments                                                  $5,660,213,164       $5,028,751,360
     Cash                                                                           5,475,850
                                                                                                         5,028,304

     Receivable for open swap contracts                                            41,661,488           31,185,750
     Dividends receivable                                                          13,728,348            1,516,719
     Prepaid and deferred expenses                                                  9,388,753                    -
     Escrow deposits - restricted                                                   4,886,512                    -
     Swap interest receivable                                                               -              327,250
     Other receivables                                                                942,042
                                                                                                                 -
                                                                           -------------------   ------------------
             Total Assets                                                      $5,736,296,157       $5,066,809,383
                                                                           -------------------   ------------------

 Liabilities:
    Loan payable                                                               $1,134,150,000       $1,130,000,000
    Mortgage payable                                                              430,338,982                    -
    Minority interest in controlled real estate subsidiaries                       60,141,569              208,000
    Special distributions payable                                                   3,971,842                    -
    Deferred income                                                                 3,063,983                    -
    Security deposits                                                               2,108,852
    Payable for Fund shares redeemed                                                   22,896            2,479,636
    Payable to affiliate for distribution fees                                              -              312,417
    Payable to affiliate for investment advisory fees                                  18,789                    -
    Accrued Expenses
        Interest expense                                                           11,569,453           13,009,314
        Accrued property taxes                                                      1,648,319                    -
        Other accrued expenses                                                        645,160
                                                                                                           187,485
                                                                           -------------------   ------------------
                                                                           -------------------   ------------------
             Total Liabilities                                                 $1,647,679,845       $1,146,196,852
                                                                           -------------------   ------------------
                                                                           -------------------   ------------------
 Net assets                                                                    $4,088,616,312       $3,920,612,531
                                                                           ===================   ==================

 Shareholders' Capital
                                                                           -------------------   ------------------
     Shareholders' capital                                                     $4,088,616,312       $3,920,612,531
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
Shares Outstanding                                                                 32,612,066           33,007,386
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
                                                                           -------------------   ------------------
Net Asset Value and Redemption Price Per Share                                        $125.37              $118.78
                                                                           -------------------   ------------------

BELCREST CAPITAL FUND LLC

 Consolidated Statements of Operations  (unaudited)

                                                                                                 Three months       Three months
                                                                                                     ended              ended
                                                                                                   March 31,          March 31,
                                                                                                     2000               1999
                                                                                                ----------------   ----------------
 Investment Income:
      Dividends allocated from Belvedere Capital  (net of foreign taxes of
      $73,904 and $29,620 for March 31, 2000 and 1999, respectively)                                 $9,197,270         $2,043,750
      Interest allocated from Belvedere Capital                                                       1,538,993            510,515
      Expenses allocated from Belvedere Capital                                                      (6,088,691)        (1,290,282)
                                                                                                     ----------         -----------
      Net investment income allocated from Belvedere Capital                                        $4,647,572         $1,263,983
      Dividends from partnership preference units                                                   22,605,095          4,357,206
      Interest                                                                                         102,834             10,712
      Rental Income                                                                                    337,500                  -
                                                                                                 ----------------   ----------------
                Total investment income                                                             $27,693,001         $5,631,901
                                                                                                 ----------------   ----------------

 Expenses:
      Investment advisory and administrative fee                                                     $3,245,779           $662,384
      Distribution and servicing fees                                                                 1,429,282            304,059
      Interest expense on credit facility                                                            18,684,030          3,542,305
      Interest expense on swap contracts                                                              1,699,755            440,493
      Interest expense on mortgages                                                                     515,881                  -
      Legal and accounting services                                                                   1,059,140             40,720
      Amortization of offering expenses                                                                       -            105,548
      Organizational Expense                                                                            155,000             58,038
      Depreciation expense                                                                              111,532                  -
      Custodian and transfer agent fees                                                                  18,980             22,883
      Printing and postage                                                                                3,478              1,912
      Miscellaneous                                                                                       6,557             27,543
                                                                                                ----------------   ----------------
                Total expenses                                                                      $26,929,414         $5,205,885
Reduction of investment adviser and administrative fee                                                 (979,413)          (202,010)
                                                                                                ----------------   ----------------
Net expenses                                                                                        $25,950,001         $5,003,875
                                                                                                ----------------   ----------------
 Net investment income                                                                               $1,743,000           $628,026
                                                                                                ----------------   ----------------

 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
       Investment transactions from Belvedere Capital (identified cost basis)                       $60,132,746         $4,288,668
       Investment transactions in partnership preference units (identified cost basis)             (31,900,810)                  -
                                                                                                ----------------   ----------------
                    Net realized gain                                                               $28,231,936         $4,288,668
                                                                                                ----------------   ----------------

 Change in unrealized appreciation  (depreciation) -
       Investment in Belvedere Capital (identified cost basis)                                     $172,922,121        $15,985,373
       Investments in partnership preference units (identified cost basis)                            7,271,329        (2,149,220)
       Interest rate swap contracts                                                                  10,475,738          3,169,994
                                                                                                ----------------   ----------------
                    Net change in unrealized appreciation (depreciation)                           $190,669,188        $17,006,147

                                                                                                ----------------   ----------------
       Net realized and unrealized gain                                                            $218,901,124        $21,294,815
                                                                                                ----------------   ----------------
Net increase in net assets from operations                                                         $220,644,124        $21,922,841
                                                                                                ================   ================

BELCREST CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets   (unaudited)
                                                                             Three Months        Three Months
                                                                                 ended               ended
                                                                            March 31, 2000      March 31, 1999
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income                                                      $  1,743,000         $   628,026
     Net realized gain (loss) from investment transactions                        28,231,936           4,288,668
     Net change in unrealized appreciation (depreciation) of
      investments                                                                190,669,188          17,006,147
                                                                          -------------------  ------------------
             Net increase in net assets from operations                        $ 220,644,124        $ 21,922,841
                                                                          -------------------  ------------------

 Transactions in Fund shares -
    Investment securities contributed                                              $       -       $ 668,374,856
    Less - selling commissions                                                                       (2,168,528)
                                                                                           -
                                                                          -------------------  ------------------
                                                                          -------------------  ------------------
    Net contributions                                                              $       -       $ 666,206,328
     Net asset value of shares redeemed                                         (48,668,501)         (2,017,004)
                                                                          -------------------  ------------------
        Net increase in net assets from Fund share transactions               $ (48,668,501)        $664,189,324
                                                                          -------------------  ------------------

Distributions to shareholders -
     Special distributions to Shareholders                                     $ (3,971,842)   $          -
                                                                          -------------------  ------------------

                  Total distributions                                          $ (3,971,842)   $          -
                                                                          -------------------  ------------------

 Net increase in net assets                                                    $ 168,003,781        $686,112,165

 Net assets:
    Beginning of period                                                        3,920,612,531         544,202,835
                                                                          -------------------  ------------------
     End of period                                                            $4,088,616,312   $1,230,315,000
                                                                          ===================  ==================


BELCREST CAPITAL FUND LLC
Consolidated Statements of Cash Flows (unaudited)
                                                                                      Three months       Three months
                                                                                         ended               ended
                                                                                    March 31, 2000         March 31,
                                                                                                             1999
                                                                                   ------------------  ------------------
Cash flows from (for) Operating Activities -
Net investment income                                                                   $  1,743,000          $  628,026
Adjustments to reconcile net investment income to net
Cash flows used for operating activity -
       Amortization of offering expense                                                            -             105,548
       Depreciation expense                                                                  111,532                   -
       Net investment income allocated from Belvedere Capital                            (4,647,572)         (1,263,983)
       Payment of organization and offering expenses                                               -           (213,639)
       Increase in dividends receivable                                                 (12,211,629)         (1,253,381)
       Increase in deferred costs                                                        (7,873,111)                   -
       Increase in interest payable for open swap contracts                                  838,738             267,347
       Increase in other receivables                                                       (392,680)                   -
       Increase (decrease) in accrued interest and operating expenses                    (1,785,303)           1,506,430
       Purchases of partnership preference units                                       (102,500,000)       (215,049,244)
       Payments for investments in real property                                        (69,955,217)                   -
       Sales of partnership preference units                                             185,028,100                   -
       Net (increase) decrease in investment in Belvedere Capital                         24,786,725           (811,666)
       Increase in short-term investments                                               (16,387,281)         (1,199,034)
                                                                                   --------------------------------------
       Net cash flows used for operating activities                                    $ (3,244,698)     $ (217,283,596)
Cash Flows From (for) Financing Activities -
       Proceeds from loan                                                               $  4,150,000       $ 220,000,000
       Payment on mortgage                                                                  (35,670)
       Payments on behalf of investors (selling commissions)                                       -         (2,168,528)
       Payments for Fund shares redeemed                                                   (422,086)           (328,694)
                                                                                   --------------------------------------
       Net cash flows from financing activities                                         $  3,692,244       $ 217,502,778

Net increase in cash                                                                         447,546             219,182

Cash at beginning of period                                                                5,028,304             377,275
                                                                                   ------------------  ------------------
Cash at end of period                                                                    $ 5,475,850          $  596,457
                                                                                   ==================  ==================

Supplemental Disclosure and Non-cash Investing and
Financing Activities-

       Securities contributed by Shareholders, invested in Belvedere Capital           $         -        $ 668,374,856
       Unrealized appreciation of investments and open swap contracts                  $572,082,809       $  47,418,477
       Interest paid for loan and mortgage                                             $ 20,849,429       $   2,403,500
       Interest paid for swap contracts                                                $    861,017       $     173,146
       Market value of securities distributed in payment of redemptions                $ 50,703,156       $   1,609,857
       Market value of real property and other assets, net of current
           liabilities, contributed to Fund                                            $511,878,233                   -
       Mortgages assumed in conjunction with acquisitions of real property             $430,374,652                   -


BELCREST CAPITAL FUND LLC as of March 31, 2000
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1 Organization

A Investment Objective--Belcrest Capital Fund LLC (Belcrest Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belcrest Capital is to achieve long-term, after-tax returns for shareholders. Belcrest Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belcrest Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belcrest Capital and Belvedere Capital are directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belcrest Capital invests in real estate assets including income-producing preferred equity interests in real estate operating partnerships (partnership preference units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in controlled real property subsidiaries.

B Subsidiaries--Belcrest Capital invests in real estate through its subsidiary Belcrest Realty Corporation (BRC). BRC invests directly in partnership preference units and indirectly in real property through controlled subsidiaries Bel Santa Ana LLC (BSA) and Bel Alliance Properties, LLC (Bel Alliance).

BRC - BRC invests directly in partnership preference units and also holds a 100% interest in BSA and a majority interest in Bel Alliance. At March 31, 2000, Belcrest Capital owned 100% of the common stock issued by BRC and intends to hold all of BRC's common stock at all times. Approximately 105 charitable organizations own preferred stock of BRC which has been recorded as a minority interest on the Statement of Assets and Liabilities. The preferred stock has a par value of $.01 per share and is redeemable by BRC at a redemption price of $100 after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually in arrears in December in an amount equal to $8 per share per annum.

BSA- BSA, a wholly owned subsidiary of BRC, owns two suburban office buildings located in California. The property is leased to a single investment-grade rated tenant under a triple-net lease.

Bel Alliance- Bel Alliance, a majority owned subsidiary of BRC, indirectly owns forty-one multi-family residential properties (collectively, the Properties) located in seven states (Texas, Virginia, Maryland, Georgia, Alabama, North Carolina and Florida). BRC owns 100% of the Class A units of Bel Alliance, representing 55% of the equity interests in Bel Alliance, and a minority shareholder (the minority shareholder) owns 100% of the Class B units, representing

45% of the equity interests in Bel Alliance. The Class B equity interest is recorded as a minority interest on the Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holder of the Class B units.

The accompanying consolidated financial statements include the accounts of Belcrest Capital, BRC, BSA and Bel Alliance (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

2 Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statements. The policies are in conformity with generally accepted accounting principles.

A Investment Costs--The Fund's investment assets were acquired through contributions of common stock by shareholders in exchange for shares of Belcrest Capital, in private purchases of partnership preference units and real estate investments and through contributions of real estate investments in exchange for minority interests in controlled subsidiaries. Upon receipt of common stock from shareholders Belcrest Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments of contributed common stock are carried on the books and in the financial statements is the value of the contributed common stock as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing shareholders' basis in securities and cash contributed to the Fund. The initial tax and financial reporting basis of securities and real estate investments purchased by the Fund is the purchase cost. The initial financial reporting basis of real estate investments contributed to the Fund is the market value on contribution date. The initial tax basis of real estate investments contributed to the Fund is the market value on the date of contribution, the contributor's tax basis at the time of contribution or a combination thereof depending on the taxability of the contribution.

B Investment Valuations--The Fund's investments consist of partnership preference units, other real property investments, shares of Belvedere Capital and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (see Note 7). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio for all assets, other than real property, is as follows. Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices, on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, are normally valued on the basis of valuations furnished by a pricing service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees. Investments held by the Fund for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by the Investment Adviser. Interest rate swap contracts are valued by obtaining dealer or counterparty quotes.

The value of the Fund's real estate assets is determined in good faith by Eaton Vance as Manager of BRC, taking into account all relevant factors, data and information, including, with respect to investments in partnership preference units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than partnership preference units are generally stated at estimated market values based on independent valuations. Detailed investment valuations, which include the discounted cash flow method of appraisal, are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. The discounted cash flow method of appraisal projects future cash inflows and outflows, and presumes a sales price at the end of a holding period. Such amounts are discounted at an appropriate rate of return that a prudent buyer would currently require to purchase the real estate assets. The valuation of investments assumes the orderly disposition of all assets.

C Escrow Accounts--The escrow accounts related to Bel Alliance consist of deposits for real estate taxes, insurance, environmental, renovation, debt service, and security deposit accounts. Bel Alliance has no access to these funds once deposited into the escrow accounts. Amounts are held by the respective financial institutions and controlled by the lender (Note 8).

D Interest Rate Swaps--The Fund has entered into interest rate swap agreements with respect to its borrowings and investments in fixed-rate partnership preference units. Pursuant to these agreements, the Fund makes quarterly payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments from the counterparty at a predetermined spread to three-month LIBOR, based on notional values approximately equal to the Fund's acquisition cost for the fixed-rate partnership preference units. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses. The Fund is exposed to credit loss in the event of non-performance by the swap counterparty.

E Written Options--The Portfolio and the Fund may write listed and over-the-counter call options on individual securities, on baskets of securities and on stock market indices. Upon the writing of a call option, an amount equal to the premium received by the Portfolio or Fund is included in the Statement of Assets and Liabilities of the respective entity, as a liability. The amount of the liability is subsequently marked-to-market to reflect the current value of the option written in accordance with the investment valuation policies discussed above. Premiums received from writing options that expire are treated as realized gains. Premiums received from writing options that are exercised or are closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss. The Portfolio or Fund as a writer of an option may have no control over whether the underlying securities may be sold and as a result bears the market risk of an unfavorable change in the price of the securities underlying the written option.

F Purchased Options--Upon the purchase of a put option, the premium paid by the Portfolio or Fund is included in the Statement of Assets and Liabilities of the respective entity as an investment. The amount of the investment is subsequently marked-to-market to reflect the current market value of the option purchased, in accordance with the investment valuation policies discussed above. If an option which the Portfolio or Fund has purchased expires on the stipulated expiration date, the Portfolio or Fund will realize a loss in the amount of the cost of the option. If the Portfolio or Fund enters into a closing sale transaction, the Portfolio or Fund will realize a gain or loss, depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. If the Portfolio or Fund exercises a put option, it will realize a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid.

G Rental Operations--The apartment units held indirectly by Bel Alliance are leased to residents for terms of one year or less, with monthly payments due in advance. The office property held by BSA is leased for a remaining term of approximately 15 years with options to extend such lease for two additional six-year periods.

H Income--Dividend income is recorded on the ex-dividend date and interest and rental income is recorded on the accrual basis.

Belvedere Capital's net investment income or loss consists of Belvedere Capital's pro-rata share of the net investment income of the Portfolio, less all actual or accrued expenses of Belvedere Capital, determined in accordance with generally accepted accounting principles. The Fund's net investment income or loss consists of the Fund's pro-rata share of the net investment income of Belvedere Capital, plus all income earned on the Fund's direct investments (including partnership preference units and other real property), less all actual and accrued expenses of the Fund determined in accordance with generally accepted accounting principles.

I Rental Property and Depreciation--Costs incurred in connection with the acquisition of the properties have been capitalized. Significant betterments and improvements are capitalized as part of the building and improvements. Depreciation of the building and improvements is computed using the straight line and accelerated methods over the estimated useful lives of the related assets, which range up to 39 years for buildings and up to fifteen years for personal property.

J Organization Costs and Deferred Expenses--Costs incurred by the Fund in connection with its organization have been expensed as incurred. Costs incurred by the Fund in connection with its offering were amortized over the Fund's offering period. Deferred costs of Bel Alliance consist of deferred mortgage origination expenses which are amortized over the terms of the loans.

K Income Taxes--Belcrest Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belcrest Capital, Belvedere Capital and the Portfolio do not incur federal income tax
liability,   and  the   shareholders   and  partners  thereof
are individually responsible for taxes on items of partnership income, gain, loss, and deduction. BRC's and Bel Alliance's policy is to comply with the Internal Revenue Code applicable to REITs. BRC and Bel Alliance will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year, and maintain their qualification as a REIT. BSA is a single member limited liability company which is treated as a pass-through entity for federal tax purposes.

L Other--Investment transactions are accounted for on a trade date basis.

M Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

N Interim Financial Statements--The interim financial statements relating to March 31, 2000 and for the three months then ended have not been audited by independent certified public accountants, but in the opinion of the Fund's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial statements.

2 Distributions to Shareholders

The Fund intends to distribute each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution is made. In addition, whenever a distribution with respect to a precontribution gain is made, the Fund makes a special distribution to compensate shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. Special distributions accrued for or paid during the three-month period ended March 31, 2000 totaled $3,971,842.

3 Shareholder Transactions

The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares, including contributions of securities and cash in exchange for shares of the Fund, were as follows:

                                        Three Months Ended   Three Months Ended
                                          March 31, 2000       March 31, 1999
                                        -------------------- -------------------
   Issued at Fund closings                       -                     6,122,656
   Redemptions                               (395,320)                  (18,245)
                                                                               )
                                        -------------------- -------------------
   Net increase (decrease)                   (395,320)                 6,104,411
                                        -------------------- -------------------

Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to the Investment Adviser by the Fund on behalf of the redeeming shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a Tender Security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by shareholders, who, during any 12-month period, redeems less than 8% of the total number of shares held by the shareholder as of the beginning of the 12-month period. For the three months ended March 31, 2000 and March 31, 1999, the Investment Adviser received $422,086 and $16,248, respectively, in redemption fees.

In connection with the offering of shares, Eaton Vance Distributors, Inc. (EVD), the Placement Agent, received $14,432,389 in selling commissions paid by the Fund on behalf of shareholders, since inception of the Fund. EVD, in turn, paid this amount to the applicable subagent on behalf of shareholders investing in the Fund through such subagent. In addition, EVD made payments to subagents from its own resources totaling $36,433,844 equal to 1.0% of the value of investments in the Fund made through subagents since inception of the Fund.

4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the three months ended March 31, 2000 aggregated $330,915 and $75,820,796, respectively, and for the three months ended March 31, 1999 aggregated
$6,463,862 and $7,262,053, respectively. Purchases and sales of partnership preference units aggregated $102,500,000 and $185,028,100 for the three months ended March 31, 2000, and $215,049,244 and $0 for the three months ended March 31, 1999. For the three months ended March 31, 2000, acquisitions of other real property, through purchases and contributions, totaled $560,131,076.

5 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at March 31, 2000 was $8,634,584,697, representing 52.1% of the Portfolio's net assets, and at March 31, 1999 was $4,529,834,947, representing 44.9% of the Portfolio's assets. The Fund's investment in Belvedere Capital at March 31, 2000 was $4,243,029,573, representing 49.1% of Belvedere Capital's net assets, and at March 31, 1999 was $1,240,313,661, representing 27.4% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2000 totaled $20,402,874, of which $10,736,263 was allocated to the Fund. Investment income allocated to Belvedere Capital from the portfolio for the three months ended March 31, 1999 totaled $12,010,208, of which $2,554,265 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2000 totaled $8,688,745, of which $4,547,358 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 1999 totaled $4,771,888, of which $969,486 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,541,333 for the three months ended March 31, 2000, representing $36,486 of operating expenses and $1,504,847 of service fees. Belvedere Capital allocated additional expenses to the Fund of $320,796 for the three months ended March 31, 1999, representing $13,499 of operating expenses and $307,297 of service fees (see Note 9).

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2000, December 31, 1999 and March 31, 1999 and its operations for the three months ended March 31, 2000, the year ended December 31, 1999 and the three months ended March 31, 1999 follows:


                                                March 31,            December 31,             March 31,
                                                  2000                   1999                    1999
                                           -------------------- ------------------------ ---------------------
       Investments, at value                   $16,564,812,965          $15,009,514,121       $10,118,166,710
       Other Assets                                 18,352,819              105,404,490            11,801,799
       ----------------------------------- -------------------- ------------------------ ---------------------
       Total Assets                            $16,583,165,784         $ 15,114,918,611       $10,129,968,509
       Total Liabilities                             2,651,935                  269,652            44,583,965
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net Assets                              $16,580,513,849         $ 15,114,648,959       $10,085,384,544
       =================================== ==================== ======================== =====================
       Dividends and interest                      $40,223,600            $ 135,795,086          $ 27,230,271
       Investment adviser fee                       16,618,292               51,368,943            10,581,529
       Other expenses                                  459,694                1,599,875               297,623
       ----------------------------------- -------------------- ------------------------ ---------------------
       Total expenses                              $17,077,986             $ 52,968,818          $ 10,879,152
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net investment income                       $23,145,614             $ 82,826,268          $ 16,351,119
       Net realized gains (losses)                 224,041,217               19,281,587            18,042,697
       Net unrealized gains                        597,012,900            1,954,982,313           265,622,128
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net increase in net assets from
       operations                                 $844,199,731          $ 2,057,090,168         $ 300,015,944
       ----------------------------------- -------------------- ------------------------ ---------------------

6 Rental Property

The average occupancy rate for real property held by Bel Alliance, consisting of 13,833 residential units, was approximately 94% at March 31, 2000. The real property held by BSA, consisting of two suburban office buildings, was 100% occupied at March 31, 2000. The carrying value of real property owned by the Fund through Bel Alliance and BSA at March 31, 2000 is as follows:

    Land                                                            $112,748,138
    Buildings, improvements and other depreciable assets             478,024,473
    Accumulated depreciation                                        (30,753,067)
                                                                  --------------
    Carrying value                                                  $560,019,544
                                                                   -------------


7 Cancelable Interest Rate Swap Agreements

The Fund may enter into cancelable interest rate swap agreements in connection with its investments in partnership preference units and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) with respect to each of its holdings of partnership preference units and the associated borrowings. The Fund has the right to terminate the interest rate swap agreements beginning in the first half of 2003, at dates corresponding approximately to the initial call dates of the partnership preference units held by the Fund.

                                                                                       Unrealized        Unrealized
               Notional                                      Initial                  Appreciation/     Appreciation/
                Amount                                       Optional                (Depreciation)    (Depreciation)
 Effective      (000's          Fixed         Floating     Termination    Maturity  At March 31, 2000  At December 31,
   Date        omitted)         Rate            Rate           Date         Date                            1999
-------------------------------------------------------------------------------------------------------------------------

   11/98        $ 20,644,750      6.330%     Libor+.45%        2/03        11/05         $  1,394,120       $  1,265,451
   11/98          68,750,000      6.225%     Libor+.45%       11/03        11/05            4,878,329          4,445,740
   11/98          24,528,000      6.295%     Libor+.45%        5/03        11/05            1,682,320          1,526,923
   11/98          41,368,190      6.310%     Libor+.45%        2/03        11/05            2,821,371          2,562,785
   02/99          40,035,410      6.545%     Libor+.45%        2/03        11/05                               2,079,543
   02/99           9,029,600      6.505%     Libor+.45%        3/03        11/05              544,490            483,072
   02/99          21,995,694      6.497%     Libor+.45%        4/03        11/05            1,330,576          1,174,226
   02/99          12,970,800      6.495%     Libor+.45%        6/03        11/05              782,133            688,760
   02/99          20,017,740      6.439%     Libor+.45%       11/03        11/05            1,239,511          1,094,309
   02/99         111,000,000      6.407%     Libor+.45%        2/04        11/05            6,969,523          6,182,680
   04/99          80,000,000      6.555%     Libor+.45%        4/04        11/05            4,487,589          3,868,250
   04/99          16,467,960      6.720%     Libor+.45%        2/03        11/05              854,700            731,149
   04/99           4,018,230      6.716%     Libor+.45%        3/03        11/05              208,646            178,049
   04/99           7,844,872      6.700%     Libor+.45%        4/03        11/05              410,132            350,225
   04/99           8,701,751      6.692%     Libor+.45%        6/03        11/05              454,180            387,326
   04/99          12,671,063      6.618%     Libor+.45%       11/03        11/05              688,750            590,442
   04/99          15,105,450      6.590%     Libor+.45%        2/04        11/05              830,470            713,143
   07/99          26,516,250      7.308%     Libor+.45%       11/03        11/05              695,385            420,202
   07/99          40,193,165      7.301%     Libor+.45%        2/04        11/05            1,024,610            602,342
   07/99          10,108,570      7.237%     Libor+.45%        4/04        11/05              277,034            171,715
   07/99         155,000,000      7.231%     Libor+.45%        7/04        11/05            4,129,894          2,501,920
   07/99          13,199,520      7.442%     Libor+.45%        4/03        11/05              309,965            174,318
   07/99           5,080,903      7.349%     Libor+.45%        6/03        11/05              133,120             81,759
   09/99          17,673,796      7.700%     Libor+.45%        2/04        11/05              167,708           (45,650)
   09/99           9,833,200      7.635%     Libor+.45%        7/04        11/05               95,864           (23,163)
   09/99           5,062,185      7.840%     Libor+.45%        6/03        11/05               39,660           (20,784)
   09/99          43,000,000     7.6525%     Libor+.45%        9/04        11/05              356,282          (169,629)
   09/99          35,023,620      7.644%     Libor+.45%        7/04        11/05              328,020           (96,962)
   09/99          20,009,642      7.885%     Libor+.45%        6/03        11/05              124,249          (118,788)
   09/99           5,019,578      7.915%     Libor+.45%        4/03        11/05               30,990           (29,122)
   09/99         212,000,000     7.6224%     Libor+.45%        9/04        11/05            1,990,485          (587,812)
   09/99           1,907,052      7.580%     Libor+.45%        4/04        11/05               24,999              3,331
                                                                                    -------------------------------------
Total                                                                                    $ 41,661,488       $ 31,185,750
                                                                                    ======================================

                                       14

8 Debt

A Mortgages--Real property held by Bel Alliance is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts, including all sub-accounts thereunder, and an assignment of certain leases and rents. Balances at March 31, 2000 are as follows:

                                                                  Monthly

                              Annual Principal and
                          Interest Interest Balance at

     Maturity Date              Rate        Payment       March 31,2000
     -------------              ----        -------       -------------
     April 1, 2010             8.560%          $213,139      $27,566,869
     January 1, 2028           7.143%           418,459       60,615,209
     July 1, 2009              7.740%           235,286       32,712,918
     April 1, 2010             8.640%           308,577       39,619,141
     April 1, 2010             8.640%           236,624       30,380,859
     April 1, 2010             8.560%           224,163       28,992,791
     April 1, 2010             8.560%           173,885       22,489,897
     May 1, 2009               7.250%            36,155        5,263,028
     February 1, 2009          7.220%           313,618       45,660,537
     February 1, 2009          7.220%           332,517       48,412,064
     July 1, 2009              7.830%           277,228       38,216,193
                                         --------------- ----------------
                                             $2,769,651     $379,929,506
                                           =============== ================

Real property held by BSA is financed through a loan collateralized by its real property. The balance at March 31, 2000 is as follows:

                                              Monthly
                              Annual       Principal and
                             Interest         Interest        Balance at
    Maturity Date              Rate           Payment*      March 31,2000
    -------------              ----           --------      -------------
    July 10, 2015              7.18%          $337,500       $50,409,476

 *Amount indicates current monthly loan payment. Amount increases as rental payments under lease agreement with property tenant increases.

The maturities of mortgages for the five years subsequent to March 31, 2000 are as follows:

          Years Ending December 31,                               Amount
          -------------------------                               ------
          2000                                                  $ 2,522,331
          2001                                                    3,797,246
          2002                                                    4,100,969
          2003                                                    4,429,160
          2004                                                    5,284,740
          Thereafter                                            410,204,536
                                                                -----------
                                                               $430,338,982
                                                               ============

B Credit Facility--Belcrest Capital has obtained a $1,150,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA and Bel

Alliance. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belcrest Capital may borrow for interest periods of one month to five years. In addition, Belcrest Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of Belcrest Capital. Additional borrowings under the Credit Facility may be made in the future for these purposes. At March 31, 2000 and December 31, 1999, amounts outstanding under the Credit Facility totaled $1,134,150,000 and $1,130,000,000, respectively.

9 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the three months ended March 31, 2000, and March 31, 1999 the advisory fee applicable to the Portfolio was 0.44% (annualized) and 0.46% (annualized), respectively, of average daily net assets for such periods. Belvedere Capital's allocated portion of the advisory fee was $8,455,108, of which $4,404,142 was allocated to the Fund, for the three months ended March 31, 2000, and $4,640,720, of which $933,882 was allocated to the Fund, for the three months ended March 31, 1999. In addition, Belcrest Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belcrest Capital (including the value of all assets of Belcrest Capital other than Belcrest Capital's investment in BRC, minus the sum of Belcrest Capital's liabilities other than the principal amount of money borrowed) and BRC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BRC (which consist of all assets of BRC minus the sum of BRC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.). The advisory fee payable by the Portfolio in respect of Belcrest Capital's indirect investment in the Portfolio is credited toward The Fund's advisory and administrative fee payment. For the three months ended March 31, 2000 and March 31, 1999 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $3,245,779 and $662,384, respectively.

Eaton Vance Management (EVM) serves as manager of Belcrest Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $2,876,452 and $1,506,207 for the three months ended March 31, 2000 and March 31, 1999, respectively, of which $1,504,847 and $307,297 was allocated to Belcrest Capital for the respective periods. Pursuant to a servicing agreement between Belcrest Capital and EVD, Belcrest Capital pays a servicing fee to

EVD on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital. For the three months ended March 31, 2000 and March 31, 1999, the servicing fee paid directly by Belcrest Capital totaled $449,869 and $102,049, respectively. Of the amounts allocated to and incurred by the Fund, for the three months ended March 31, 2000 and March 31, 1999, $438,683 and $0, respectively, were paid to subagents.

As compensation for its services as placement agent, Belcrest Capital pays EVD a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of Belcrest Capital. For the three months ended March 31, 2000 and March 31, 1999, Belcrest Capital's distribution fees paid or accrued to EVD totaled $979,413 and $202,010, respectively. BMR has agreed to waive a portion of the monthly advisory and administrative fee payable by Belcrest Capital to the extent that such fee, together with the monthly distribution fee to EVD, exceeds an annual rate of 0.60% of the average daily gross investment assets of Belcrest Capital (other than Belcrest Capital's investment in BRC), reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of Belcrest Capital's investment in Belvedere Capital. For the three months ended March 31, 2000 and March 31, 1999, BMR has waived $979,413 and $202,010, respectively, of the advisory and administrative fee of Belcrest Capital.

Bel Alliance indirectly holds real property through eleven operating partnerships. Each operating partnership has entered into or assumed a management agreement with Alliance Residential Management, LLC, an affiliate of the minority shareholder (Note 1B), for periods ranging from 3 to 10 years. If neither BRC nor the minority shareholder gives notice to terminate, the agreement automatically renews from year to year. The management agreements provide for a management fee in the amount of 4% of gross collections and allows for reimbursement to the manager for all direct expenses incurred by the manager for managing the Properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Increases and decreases in Belcrest Capital's net asset value per share are derived from net investment income, and realized and unrealized gains and losses on Belcrest Capital's interest (through Belvedere Capital) in the Portfolio, real estate investments held through BRC and any direct investments of Belcrest Capital. Expenses of Belcrest Capital include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of Belcrest Capital and BRC, including its subsidiaries BSA and Bel Alliance. Belcrest Capital's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. Belcrest Capital's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BRC. The realized and unrealized gains and losses on investments have the most significant impact on Belcrest Capital's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and Belcrest Capital are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of Belcrest Capital's investments in Partnership Preference Units through BRC and its positions in interest rate swap agreements, the performance of Belcrest Capital is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, Belcrest Capital's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

Results of Operations for the Quarter ended March 31, 2000
----------------------------------------------------------

         Belcrest Capital achieved total return performance of 5.6% for the quarter ended March 31, 2000. This return reflects an increase in Belcrest Capital's net asset value per share from $118.78 to $125.37. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 2.3% over the same period. Belcrest Capital had a total return of 3.3% for the quarter ended March 31, 1999.

         During the first quarter of 2000, U.S. equity market leadership was concentrated in the technology sector, continuing the trend of recent quarters. Strongly performing industry groups in the first quarter included semiconductors and semiconductor equipment, computer networking, cellular telecom services, biotechnology, investment banking, and oil and gas services and equipment. Growth stocks generally outperformed value stocks and small-cap stocks generally bested big-cap stocks. Large cap technology bellwethers such as Cisco

Systems, Intel, and Oracle accounted for most of the gains in the S&P 500. Large holdings of all three of these stocks contributed to the outperformance of Belcrest Capital in the first quarter. Belcrest Capital also benefited from holdings of several smaller cap technology and biotech stocks that were standout performers in the quarter.

In the fixed income markets, the first quarter saw a rally in long-term treasury bonds, rising yields (and falling prices) for shorter-term treasury instruments and flattish prices and yields on corporate debt obligations. The market for REIT preferred stocks (used as a benchmark for pricing BRC's holdings of partnership preference units) improved somewhat from the depressed levels of late 1999. Despite strong real estate market conditions, prices of REIT-issued perpetual preferred stocks continue to reflect a general oversupply of perpetual preferred paper. On balance, the leveraging of Belcrest Capital to invest in real estate qualifying assets was a modest drag on performance for the quarter.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, Belcrest Capital had outstanding borrowings of $1,134.15 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until November 24, 2005. Belcrest Capital has available under the Credit Facility $15.85 million in unused loan commitments to meet short-term liquidity needs and for other purposes.

Belcrest Capital may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of March 31, 2000, the Portfolio had cash and short-term investments totaling $390.1 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at March 31, 2000, and, as of that date, the net assets of the Portfolio totaled $16,580.5 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of March 31, 2000, restricted securities, which are considered illiquid, constituted 4.3% of the net assets of the Portfolio.

The Partnership Preference Units held by BRC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BRC's investments in real estate apart from Partnership Preference Units are also considered illiquid. The lease and mortgage structures of BSA's office properties limit the pool of potential acquirors of these assets, and it is not anticipated that these properties will be widely marketable until the expiration of both the current lease and that lease's renewal options (which expire in 2027). BRC's investment in Bel Alliance similarly is considered illiquid, and has been structured as an investment of at least ten years (until 2010), at which time a buy/sell mechanism offers liquidity to both BRC and its minority shareholder.

Redemptions of Fund shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

The value of Fund shares may not increase or may decline. The performance of Belcrest Capital fluctuates. There can be no assurance that the performance of Belcrest Capital will match that of the United States stock market or that of other equity funds. In managing the Portfolio for the long-term, after-tax returns, the Portfolio's investment adviser generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio's, and hence Belcrest Capital's, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

The Portfolio invests in securities issued by foreign companies and Belcrest Capital may acquire foreign investments. Foreign investments involve considerations and possible risks not typically associated with investing in the United States. The value of foreign investments to U.S. investors may be adversely affected by changes in currency rates. Foreign brokerage commissions, custody fees and other costs of investing are generally higher than in the United States, and foreign investments may be less liquid, more volatile and more subject to government regulation than in the United States. Foreign investments could be adversely affected by other factors not present in the United States, including expropriation, confiscatory taxation, lack of uniform accounting and auditing standards, armed conflict, and potential difficulty in enforcing contractual obligations.

In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indices, instruments, or currencies) to hedge against securities price declines and currency movements to enhance returns. Such transactions may include, without limitation, the purchase and sale of stock index futures contracts and options on stock index futures; the purchase of put options and the sale of call options on securities held; equity swaps; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that an equal amount is held of the security sold short (a covered short sale) and may also lend portfolio securities. Belcrest Capital utilizes interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility. In the future, Belcrest Capital may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of these investment techniques is a specialized activity that may be considered speculative and which can expose Belcrest Capital and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. Belcrest Capital's and the Portfolio's ability to meet their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if Belcrest Capital or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should Belcrest Capital or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of Belcrest Capital or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next ninety days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transaction on terms satisfactory to Belcrest Capital or the Portfolio. Belcrest Capital's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, Belcrest Capital and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

Although intended to add to returns, the borrowing of funds to purchase Partnership Preference Units through BRC exposes Belcrest Capital to the risk that the returns achieved on the Partnership Preference Units will be lower than the cost of borrowing to purchase such assets and that the leveraging of Belcrest Capital to buy such assets will therefore diminish the returns to be achieved by Belcrest Capital as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring Belcrest Capital to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. Belcrest Capital's obligations under the Credit Facility and mortgages are secured by a pledge of its assets. In the event of default, a lender could elect to sell assets of Belcrest Capital without regard to consequences of such action for shareholders. The rights of a lender to receive payments of interest on and repayments of principal of borrowings is senior to the rights of the shareholders. Under the terms of the Credit Facility, Belcrest Capital is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, Belcrest Capital would not be able to honor redemption requests or make cash distributions.

The Partnership Preference Units held by Belcrest Capital through its investment in BRC are subject to restrictions on transfer, including, among other restrictions, limitations on the manner of resale and the requirement that the general partner of the issuer consent to transfers. In addition, there is no active secondary market for any Partnership Preference Units that BRC holds. Accordingly, BRC's investments in Partnership Preference Units are illiquid. The success of BRC's investments in Partnership Preference Units depends in part on many factors related to the real estate market and to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God. Although BRC's investments in Partnership Preference Units are, to some degree, insulated from risk by virtue of their senior position relative to other equity interests in the issuing partnerships and by their diversification across a range of property types and geographic regions, the above-referenced factors can substantially affect the value and marketability of such investments over time. There can be no assurance that the investments in Partnership Preference Units will be an economic success.

The valuations of Partnership Preference Units held by Belcrest Capital through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. Fluctuation in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by Belcrest Capital with respect to its borrowings under the Credit Facility. Fluctuations in the value of Partnership Preference Units derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by Belcrest Capital. Changes in the valuation of the Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by Belcrest Capital will cause the performance of Belcrest Capital to deviate from the performance of the Portfolio.

While Belcrest Capital's manager intends that BRC's investments in Bel Alliance and BSA will reduce overall portfolio risk and volatility and raise returns over time, these investments expose Belcrest Capital to certain additional risks as well. In the case of BSA, the risks include the possible deterioration in the credit quality of its buildings' tenant, the timing of this tenant's lease expiration and potential changes in the submarket in which its buildings are located. In the case of Bel Alliance, the performance of BRC's investment may be influenced by decisions which

Bel Alliance's minority shareholder may make on behalf of Bel Alliance, and potential changes in the submarkets in which Bel Alliance's buildings are located. The debt of both BSA and Bel Alliance is fixed-rate, secured by the underlying properties and with limited recourse to BRC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BRC's equity interests. Other factors bearing on the value of BRC's real estate investments, include, without limitation, general economic conditions, the supply and demand of comparable real properties, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, government rules and regulations, and acts of God. There can be no assurance that BRC's real estate investments will be an economic success.

Over time, the performance of Belcrest Capital can be expected to be more volatile than the performance of the Portfolio.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

There are no material pending legal proceedings to which the Fund or BRC is a party or to which their assets are subject.

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None

Item 5.  Other Information.
---------------------------

         None.

Item 6.  The following is a list of all exhibits filed as part of this Form 10Q:
--------------------------------------------------------------------------------

         10 (2) (a) Amendment No. 1 dated as of December 28, 1999 to Management
                      Agreement

         27   Financial Data Schedules

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 11 2000.

                                       BELCREST CAPITAL FUND LLC
                                       (Registrant)

                                       By: EATON VANCE MANAGEMENT,
                                            its Manager

                                       By:     ________________________________
                                                James L. O'Connor
                                                Vice President



                                       By:     ________________________________
                                                William M. Steul
                                                Chief Financial Officer

                                  EXHIBIT INDEX

10 (2) (a) Amendment No. 1 dated as of December 28, 1999 to Management Agreement

27   Financial Data Schedules