Form 10-Q
period 2000-06-30
BELCREST CAPITAL FUND LLC
filed 2000-08-14
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                          Commission File No. 000-30509

                            Belcrest Capital Fund LLC
                            -------------------------
             (Exact name of registrant as specified in its charter)


    Massachusetts                                       04-3453080
    -------------                                       ----------
(State of organization)                     (I.R.S. Employer Identification No.)


     The Eaton Vance Building
255 State Street, Boston, Massachusetts                                 02109
---------------------------------------                                 -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:  617-482-8260
                                ------------

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

                            Belcrest Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION Page

Item 1. Consolidated Financial Statements                                      3

        Consolidated Statements of Assets and Liabilities as of
        June 30, 2000 (unaudited) and December 31, 1999                        3

        Consolidated Statements of Operations For the Three Months Ended
        June 30, 2000 and 1999  (unaudited) for the Six Months Ended
        June 30, 2000 and 1999  (unaudited)                                    4

        Consolidated Statements of Changes in Net Assets For the Six
        Months Ended June 30, 2000 and 1999 (unaudited)                        6

        Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2000 and 1999 (unaudited)                               7

        Notes to Financial Statements as of June 30, 2000 (unaudited)          9


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             20

Item 3. Quantitative and Qualitative Disclosures About Market Risk            22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     26

Item 2. Changes in Securities and Use of Proceeds                             26

Item 3. Defaults Upon Senior Securities                                       26

Item 4. Submission of Matters to a Vote of Security Holders                   26

Item 5. Other Information                                                     26

Item 6. Exhibits                                                              26


SIGNATURES                                                                    27

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

 BELCREST CAPITAL FUND LLC
 Consolidated Statements of Assets and Liabilities

                                                                                June 30,
                                                                                  2000              December 31,
                                                                               (Unaudited)              1999
                                                                           -------------------   ------------------
 Assets:
     Investment in Belvedere Capital LLC                                       $4,178,339,562       $4,080,817,015
     Investment in real estate partnership preference units                       730,785,174          947,934,345
     Investment in other real estate                                              700,777,872                    -
     Short-term investments                                                        13,251,925                    -
                                                                           -------------------   ------------------
            Total Investments                                                  $5,623,154,533       $5,028,751,360
     Cash                                                                          22,416,727            5,028,304
     Cash - security deposits                                                         326,838                    -
     Receivable for open swap contracts                                            35,033,121           31,185,750
     Dividends receivable                                                           3,613,391            1,516,719
     Prepaid and deferred expenses                                                  9,704,848                    -
     Escrow deposits - restricted                                                   9,772,089                    -
     Swap interest receivable                                                         509,879              327,250
     Other assets                                                                   2,016,010                    -
                                                                           -------------------   ------------------
             Total Assets                                                      $5,706,547,436       $5,066,809,383
                                                                           -------------------   ------------------

 Liabilities:
    Loan payable                                                               $1,052,250,000       $1,130,000,000
    Mortgage payable                                                              536,942,705                    -
    Minority interest in controlled subsidiaries                                   69,013,310              208,000
    Special distributions payable                                                   1,037,175                    -
    Security deposits                                                               2,446,122                    -
    Payable for Fund shares redeemed                                                1,164,712            2,479,636
    Payable to affiliate for distribution fees                                              -              312,417
    Accrued Expenses
        Interest expense                                                           13,592,216           13,009,314
        Accrued property taxes                                                      3,990,173                    -
        Other accrued expenses                                                      5,424,433              187,485
                                                                           -------------------   ------------------
             Total Liabilities                                                 $1,685,860,846       $1,146,196,852
                                                                           -------------------   ------------------
 Net assets                                                                    $4,020,686,590       $3,920,612,531
                                                                           ===================   ==================

 Shareholders' Capital
                                                                           -------------------   ------------------
     Shareholders' capital                                                     $4,020,686,590       $3,920,612,531
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
Shares Outstanding                                                                 32,246,846           33,007,386
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
Net Asset Value and Redemption Price Per Share                                        $124.68              $118.78
                                                                           -------------------   ------------------

BELCREST CAPITAL FUND LLC
 Consolidated Statements of Operations
 (Unaudited)

                                                           Three months      Three months        Six months         Six months
                                                               ended             ended              ended              ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2000              1999               2000               1999
                                                         ----------------- ------------------ ------------------ -----------------
 Investment Income:
     Dividends allocated from Belvedere Capital                $8,966,769         $3,660,029        $18,164,039        $5,703,779
        (net of foreign taxes of $90,384, $78,901,
         $164,288 and $108,521, respectively)
     Interest allocated from Belvedere Capital                  2,310,614            881,980          3,849,607         1,392,495
     Expenses allocated from Belvedere Capital                (6,247,565)        (2,419,151)       (12,336,256)       (3,709,433)
                                                         ----------------- ------------------ ------------------ -----------------
     Net investment income allocated from
     Belvedere Capital                                         $5,029,818         $2,122,858         $9,677,390        $3,386,841
     Dividends from partnership preference units               20,379,678         10,740,801         42,984,773        15,098,007
     Rental income                                             25,515,059                  -         25,852,559                 -
     Interest                                                     412,102             56,360            514,936            67,072
                                                         ----------------- ------------------ ------------------ -----------------
             Total investment income                          $51,336,657        $12,920,019        $79,029,658       $18,551,920
                                                         ----------------- ------------------ ------------------ -----------------

 Expenses:
    Investment advisor and administrative fees                 $3,410,963         $1,311,924         $6,656,742        $1,974,308
    Property management fees                                      975,269                  -            975,269                 -
    Distribution and servicing fees                             1,430,027            573,971          2,859,309           878,030
    Interest expense on credit facility                        18,267,108          6,793,152         37,151,138        10,335,457
    Interest expense on mortgages                               9,663,119                  -         10,179,000                 -
    Interest expense on swap contracts                            222,792          1,039,828          1,922,547         1,480,321
    Depreciation and amortization                               6,401,936            246,718          6,513,468           352,266
    Property taxes                                              2,342,786                  -          2,342,786                 -
    Insurance                                                     358,407                  -            358,407                 -
    Property administration                                       919,263                  -            919,263                 -
    Utilities                                                   2,166,958                  -          2,166,958                 -
    Payroll and benefits                                        3,003,450                  -          3,003,450                 -
    Property maintenance                                        1,909,691                  -          1,909,691                 -
    Organizational expense                                              -                  -            150,496                 -
    Custodian and transfer agent fees                              32,079             10,908             51,059            33,791
    Legal and accounting services                                  16,399            118,360            631,636           239,637
    Printing and postage                                            1,780              6,074              5,258             7,986
    Miscellaneous                                                   5,496                  -            260,460             5,024
                                                         ----------------- ------------------ ------------------ -----------------
            Total expenses                                    $51,127,523        $10,100,935        $78,056,937       $15,306,820
            Preliminary reduction of investment
            advisor and administrative fees                     (992,290)          (386,252)        (1,971,703)         (588,262)
                                                         ----------------- ------------------ ------------------ -----------------
               Net expenses                                   $50,135,233         $9,714,683        $76,085,234       $14,718,558
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income before minority interest in
share of  net income/loss of controlled subsidiary             $1,201,424         $3,205,336         $2,944,424        $3,833,362
            Minority interesting net loss of
            controlled subsidiary                               1,123,751                  -          1,123,751                 -
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income                                          $2,325,175         $3,205,336         $4,068,175        $3,833,362
                                                         ----------------- ------------------ ------------------ -----------------

Consolidated Statements of Operations  (Con't)
 (Unaudited)

                                                           Three months      Three months        Six months         Six months
                                                               ended             ended              ended              ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2000              1999               2000               1999
                                                         ----------------- ------------------ ------------------ -----------------
 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
     Investment transactions from Belvedere
     Capital                                                    $(38,329)         $(791,649)        $90,763,988        $3,497,019
     Investment transactions in partnership
     preference units                                        (21,236,086)                  -       (53,136,896)                 -
     Termination of interest rate swap contracts                3,198,900                  -          3,198,900                 -
                                                         ----------------- ------------------ ------------------ -----------------
             Net realized gain (loss)                       $(18,075,515)         $(791,649)        $40,825,992        $3,497,019
                                                         ----------------- ------------------ ------------------ -----------------
 Change in unrealized appreciation(depreciation)-
     Investment in Belvedere Capital                        $(30,123,584)        $74,910,015       $112,128,966       $90,895,388
     Investments in partnership preference units               29,185,206       (18,183,279)         36,456,535      (20,332,499)
     Interest rate swap contracts                             (6,628,367)         13,506,696          3,847,371        16,676,690
                                                         ----------------- ------------------ ------------------ -----------------
    Net change in Unrealized
                appreciation/(depreciation)              $(7,566,745)        $70,233,432       $152,432,872       $87,239,579
                                                         ----------------- ------------------ ------------------ -----------------
     Net realized and unrealized gain (loss)                $(25,642,260)        $69,441,783       $193,258,864       $90,736,598
                                                         ----------------- ------------------ ------------------ -----------------
Net increase (decrease) in net assets from
operations                                                  $(23,317,085)        $72,647,119       $197,327,039       $94,569,960
                                                         ================= ================== ================== =================

BELCREST CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets   (unaudited)

                                                                              Six Months          Six Months
                                                                                 ended               ended
                                                                            June 30, 2000        June 30, 1999
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income                                                      $  4,068,175        $  3,833,362
     Net realized gain (loss) from investment transactions                        40,825,992           3,497,019
     Net change in unrealized appreciation (depreciation) of
      investments                                                                152,432,872          87,239,579
                                                                          -------------------  ------------------
             Net increase in net assets from operations                        $ 197,327,039        $ 94,569,960
                                                                          -------------------  ------------------

 Transactions in Fund shares -
    Investment securities contributed                                              $       -       $1,104,048,228
    Less - selling commissions                                                             -           (3,903,965)
                                                                          -------------------  ------------------
    Net contributions                                                              $       -       $1,100,144,263
     Net asset value of shares redeemed                                         (93,281,139)          (11,135,580)
                                                                          -------------------  ------------------
        Net increase in net assets from Fund share transactions               $ (93,281,139)      $1,089,008,683
                                                                          -------------------  ------------------

Distributions to shareholders -
     Special distributions to Shareholders
          Belair Capital Fund                                                  $ (3,971,841)   $               -
                                                                          -------------------  ------------------
                  Total distributions                                          $ (3,971,841)   $               -
                                                                          -------------------  ------------------

 Net increase in net assets                                                    $ 100,074,059      $1,183,578,643

 Net assets:
    Beginning of period                                                        3,920,612,531         544,202,835
                                                                          -------------------  ------------------
     End of period                                                            $4,020,686,590   $1,727,781,478
                                                                          ===================  ==================

BELCREST CAPITAL FUND LLC
Consolidated Statements of Cash Flows (unaudited)

                                                                                       Six months            Six months
                                                                                         ended                 Ended
                                                                                       June 30,               June 30,
                                                                                         2000                   2000
                                                                                   ------------------  ------------------
Cash flows from (for) Operating Activities -
Net investment income                                                                   $  4,068,175    $       3,833,362
Adjustments to reconcile net investment income to net
Cash flows used for operating activity -
       Depreciation and amortization                                                       6,513,468             352,266
       Net investment income allocated from Belvedere Capital                            (9,677,390)         (3,386,841)
       Payment of organization and offering expenses                                               -           (326,898)
       Increase in dividends receivable                                                  (2,096,672)         (5,287,654)
       Increase in deferred costs                                                        (8,779,698)                   -
       Decrease in prepaid expenses                                                          860,281                   -
       Increase in interest payable for open swap contract                                         -             267,019
       Increase in interest receivable for open swap contracts                             (182,629)                   -
       Increase in escrow deposits                                                       (2,335,452)                   -
       Increase in other assets                                                            (737,865)                   -
       Increase in accrued property taxes                                                  2,341,854                   -
       Increase (decrease) in accrued interest and operating expenses                      1,338,788           3,307,154
       Purchases of partnership preference units                                       (102,500,000)       (359,858,572)
       Payments for investments in other real property                                 (102,168,520)                   -
       Sales of partnership preference units                                             302,968,810                   -
       Proceeds from terminated interest rate swap contracts                               3,198,900                   -
       Net (increase) decrease in investment in Belvedere Capital                         22,997,463         (3,899,407)
       Increase in short-term investments                                               (13,251,925)                   -
       Minority interest in share of net investments loss of controlled subsidiary       (1,123,751)                   -
                                                                                   --------------------------------------
       Net cash flows from (used for) operating activities                         $  101,433,837        $ (364,999,571)
Cash Flows From (for) Financing Activities -
       Proceeds from/(repayment of) Credit Facility                                $  (77,750,000)       $  370,000,000
       Payments on behalf of investors (selling commissions)                                       -         (3,903,965)
       Payment on mortgage                                                                 (801,430)                   -
       Payment of special distributions                                                  (2,934,667)                   -
       Payments for Fund shares redeemed                                                 (2,545,728)         (1,311,180)
       Capital contribution to controlled subsidiary                                         313,249                   -
                                                                                   --------------------------------------
       Net cash flows from (used for) financing activities                          $ (83,718,576)         $ 364,784,855

Net increase(decrease) in cash                                                            17,715,261           (214,716)

Cash at beginning of period                                                                5,028,304             377,275
                                                                                   ------------------  ------------------
Cash at end of period                                                                    $22,743,565          $  162,559
                                                                                   ==================  ==================


Supplemental Disclosure and Non-cash Investing and
Financing Activities-
       Securities contributed by Shareholders, invested in Belvedere Capital       $               -   $ 1,104,048,228
       Unrealized appreciation of investments and open swap contracts              $     514,991,363   $   117,651,909
       Interest paid for loan from Credit Facility                                 $      39,261,619   $     7,658,300
       Interest paid for mortgages                                                 $       7,485,617                 -
       Interest paid for swap contracts                                            $       2,105,176   $     1,213,302
       Market value of securities distributed in payment of redemptions            $      92,050,335   $     9,792,680
       Market value real property and other assets, net of current
       liabilities, contributed to Fund                                            $     654,377,493                 -
       Mortgages assumed in conjunction with acquisitions of real property         $     537,744,135                 -

BELCREST CAPITAL FUND LLC as of June 30, 2000
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

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

B Subsidiaries--Belcrest Capital invests in real estate through its subsidiary Belcrest Realty Corporation (BRC). BRC invests directly in partnership preference units and indirectly in real property through controlled subsidiaries Bel Santa Ana LLC (BSA), Bel Alliance Properties LLC (Bel Alliance) and Bel Apartment Properties Trust (Bel Apartment).

BRC - BRC invests directly in partnership preference units and also holds a 100% interest in BSA and majority interests in Bel Alliance and Bel Apartment. At June 30, 2000, Belcrest Capital owned 100% of the common stock issued by BRC and intends to hold all of BRC's common stock at all times. Approximately 105 charitable organizations own preferred stock of BRC which has been recorded as a minority interest on the Statement of Assets and Liabilities. The preferred stock has a par value of $.01 per share and is redeemable by BRC at a redemption price of $100 after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually in arrears in December in an amount equal to $8 per share per annum.

BSA- BSA, a wholly owned subsidiary of BRC, owns two suburban office buildings located in California. The property is leased to a single investment-grade rated tenant under a triple net lease.

BEL ALLIANCE- Bel Alliance, a majority owned subsidiary of BRC, indirectly owns forty-one multi-family residential properties (collectively, the Bel Alliance Properties) located in seven states (Texas, Virginia, Maryland, Georgia, Alabama, North Carolina and Florida). BRC owns 100% of the Class A units of Bel Alliance, representing 55% of the equity interests in Bel Alliance, and a minority shareholder (the Alliance minority shareholder) owns 100% of the Class B units, representing 45% of the equity interests in Bel Alliance. The Class B equity interest is recorded as a minority interest on the Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holders of the Class B units.

BEL APARTMENT- Bel Apartment, a majority owned subsidiary of BRC, indirectly owns ten multi-family residential properties (collectively, the Bel Apartment properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee and Florida). BRC owns Class A units of Bel Apartment, representing a 75% equity interest in Bel Apartment, and a minority shareholder (the Bel Apartment minority shareholder) owns Class B units, representing a 25% equity interest in Bel Apartment. The equity interest of the Bel Apartment minority shareholder is recorded as a minority interest on the Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holder of Class B units.

The accompanying consolidated financial statements include the accounts of Belcrest Capital, BRC, BSA, Bel Alliance and Bel Apartment (collectively, the
Fund). All material intercompany accounts and transactions have been eliminated.

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

C Escrow Accounts--The escrow accounts related to Bel Alliance and Bel Apartment consist of deposits for real estate taxes, insurance, environmental, renovation, reserve for replacements and capital repairs required under mortgage agreements, debt service, and security deposit accounts. Bel Alliance and Bel Apartment has no access to these funds once deposited into the escrow accounts. Amounts are held by the respective financial institutions and controlled by the lender (Note
8).

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

G Rental Operations--The apartment units held indirectly by Bel Alliance are leased to residents for terms of one year or less, with monthly payments due in advance. The apartment units held indirectly by Bel Apartment are leased to residents generally for a term of one year renewable upon consent of both parties on a year-to-year or month-to-month basis. The office property held by BSA is leased for a remaining term of approximately 15 years with options to extend such lease for two additional six-year periods.

H Income--Dividend income is recorded on the ex-dividend date and interest and rental income is recorded on the accrual basis.

Belvedere Capital's net investment income or loss consists of Belvedere Capital's pro-rata share of the net investment income of the Portfolio, less all actual or accrued expenses of Belvedere Capital, determined in accordance with generally accepted accounting principles. The Fund's net investment income or loss consists of the Fund's pro-rata share of the net investment income of Belvedere Capital, plus all income earned on the Fund's direct and indirect investments (including partnership preference units and other real property), less all actual and accrued expenses of the Fund determined in accordance with generally accepted accounting principles.

I Rental Property and Depreciation--Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of the building and improvements. Depreciation of the building and improvements is computed using the straight line and accelerated methods over the estimated useful lives of the related assets, which range up to 39 years for buildings, up to fifteen years for personal property and up to ten years for building and land improvements.

J Organization Costs and Deferred Expenses--Costs incurred by the Fund in connection with its organization have been expensed as incurred. Costs incurred by the Fund in connection with its offering were amortized over the Fund's offering period. Deferred costs of Bel Alliance and Bel Apartment consist of deferred mortgage origination expenses which are amortized over the terms of the loans.

K Income Taxes--Belcrest Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belcrest Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss, and deduction. The policy of BRC, Bel Alliance and Bel Apartment is to comply with the Internal Revenue Code applicable to REITs. BRC, Bel Alliance and Bel Apartment will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT. BSA is a single member limited liability company treated as a pass-through entity for federal tax purposes.

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

N Interim Financial Statements--The interim financial statements relating to June 30, 2000 and for the six months then ended have not been audited by independent certified public accountants, but in the opinion of the Fund's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial statements.

2 Distributions to Shareholders

The Fund intends to distribute each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution is made. In addition, whenever a distribution with respect to a precontribution gain is made, the Fund makes a special distribution to compensate shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. Special distributions accrued for or paid during the six month period ended June 30, 2000 totaled $3,971,841.

3 Shareholder Transactions

The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares, including contributions of securities in exchange for shares of the Fund, were as follows:

                                         Six Months Ended     Six Months Ended
                                             June 30,             June 30,
                                               2000                 1999
                                       -------------------- --------------------
   Issued at Fund closings                                -            9,946,573
   Redemptions                                    (760,540)            (100,077)
                                       -------------------- --------------------
   Increase (decrease)                            (760,540)            9,846,496
                                       -------------------- --------------------

Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to the Investment Adviser by the Fund on behalf of the redeeming shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a Tender Security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by shareholders, who, during any 12-month period, redeems less than 8% of the total number of shares held by the shareholder as of the beginning of the 12-month period. For the six months ended June 30, 2000, and June 30, 1999, the Investment Adviser received $798,729 and $74,907, respectively, in redemption fees.

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

4 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the six months ended June 30, 2000 aggregated $24,591,847 and $139,639,644, respectively, and for the six months ended June 30, 1999 aggregated $20,196,113 and $22,700,464, respectively. Purchases and sales of partnership preference units aggregated $102,500,000 and $302,968,810 for the six months ended June 30, 2000, and $359,858,572 and $0 for the six months ended June 30, 1999. For the six months ended June 30, 2000, acquisitions of other real property, through purchases and contributions, totaled $706,381,076. There were no acquisitions of real property other than partnership preference units for the six months ended June 30, 1999.

Sales of partnership preference units for the period ended June 30, 2000 and purchases and sales of partnership preference units for the period ended June 20, 1999 include amounts purchased from and sold to other funds sponsored by Eaton Vance Management.

5 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at June 30, 2000 was $8,894,702,269, representing 52.4% of the Portfolio's net assets, and at June 30, 1999 was $5,209,972,269, representing 45.0% of the Portfolio's assets. The Fund's investment in Belvedere Capital at June 30, 2000 was $4,178,339,562, representing 47.0% of Belvedere Capital's net assets, and at June 30, 1999 was

$1,750,522,133, representing 33.6% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2000 totaled $43,951,952, of which $22,013,646 was allocated to the Fund. Investment income allocated to Belvedere Capital from the portfolio for the six months ended June 30, 1999 totaled $26,073,997, of which $7,096,274 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2000 totaled $18,388,926, of which $9,200,307 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 1999 totaled $10,461,875, of which $2,776,322 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $3,135,949 for the six months ended June 30, 2000, representing $89,247 of operating expenses and $3,406,702 of service fees. Belvedere Capital allocated additional expenses to the Fund of $933,111 for the six months ended June 30, 1999, representing $42,031 of operating expenses and $891,080 of service fees (see Note 9).

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2000, December 31, 1999 and June 30, 1999 and its operations for the six months ended June 30, 2000, the year ended December 31, 1999 and the six months ended June 30, 1999 follows:

                                                June 30,             December 31,              June 30,
                                                  2000                   1999                    1999
                                           -------------------- ------------------------ ---------------------
       Investments, at value                   $16,968,560,668          $15,009,514,121       $11,600,175,904
       Other Assets                                129,856,981              105,404,490            23,965,371
       ----------------------------------- -------------------- ------------------------ ---------------------
       Total Assets                            $17,098,417,649          $15,114,918,611       $11,624,141,275
       Total Liabilities                           122,641,585                  269,652            44,412,722
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net Assets                              $16,975,776,064          $15,114,648,959       $11,579,728,553
       =================================== ==================== ======================== =====================
       Dividends and interest                      $85,182,083             $135,795,086           $58,144,116
       Investment adviser fee                       34,563,622               51,368,943            22,746,571
       Other expenses                                1,049,805                1,599,875               682,895
       ----------------------------------- -------------------- ------------------------ ---------------------
       Total expenses                              $35,613,427              $52,968,818           $23,429,466
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net investment income                       $49,568,656              $82,826,268           $34,714,650
       Net realized gains (losses)                 528,149,257               19,281,587            31,011,816
       Net unrealized gains                      1,165,290,091            1,954,982,313           800,339,021
       ----------------------------------- -------------------- ------------------------ ---------------------
       Net increase in net assets from
       operations                               $1,743,008,004           $2,057,090,168          $866,065,487
       ----------------------------------- -------------------- ------------------------ ---------------------

6 Rental Property

The average occupancy rate for real property held by Bel Alliance, consisting of 13,833 residential units, was approximately 92% at June 30, 2000. The average occupancy rate for real property held by Bel Apartment, consisting of 2,530 residential units, was approximately 94% at June 30, 2000. The real property held by BSA, consisting of two suburban office buildings, was 100% occupied at June 30, 2000. The carrying value of real property owned by the Fund through BSA, Bel Alliance and Bel Apartment at June 30, 2000 is as follows:

Land                                                           $134,662,027
Buildings, improvements and other depreciable assets             602,925,801
Accumulated depreciation                                        (36,809,956)
                                                             ------------------
                                                             ------------------
Carrying value                                                 $700,777,872
                                                             ------------------
                                                             ------------------

7 Cancelable Interest Rate Swap Agreements

The Fund may enter into cancelable interest rate swap agreements in connection with its investments in partnership preference units and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) with respect to each of its holdings of partnership preference units and the associated borrowings. The Fund has the right to terminate the interest rate swap agreements beginning in the first half of 2003, at dates corresponding approximately to the initial call dates of the partnership preference units held by the Fund.

                                                                                                         Unrealized
               Notional                                      Initial                   Unrealized      Appreciation/
                Amount                                       Optional                 Appreciation     (Depreciation)
 Effective      (000's          Fixed         Floating     Termination    Maturity     At June 30,     At December 31,
   Date        omitted)         Rate            Rate           Date         Date          2000              1999
------------------------------------------------------------------------------------------------------------------------
   11/98        $ 20,644,750      6.330%     Libor+.45%        2/03        11/05           $1,286,886      $  1,265,451
   11/98          68,750,000      6.225%     Libor+.45%       11/03        11/05            4,511,277         4,445,740
   11/98          24,528,000      6.295%     Libor+.45%        5/03        11/05            1,553,468         1,526,923
   11/98          41,368,190      6.310%     Libor+.45%        2/03        11/05            2,605,829         2,562,785
   02/99          40,035,410      6.545%     Libor+.45%        2/03        11/05                    -         2,079,543
   02/99           9,029,600      6.505%     Libor+.45%        3/03        11/05              501,077           483,072
   02/99          21,995,694      6.497%     Libor+.45%        4/03        11/05            1,223,083         1,174,226
   02/99          12,970,800      6.495%     Libor+.45%        6/03        11/05                    -           688,760
   02/99          20,017,740      6.439%     Libor+.45%       11/03        11/05            1,139,861         1,094,309
   02/99         111,000,000      6.407%     Libor+.45%        2/04        11/05            6,411,107         6,182,680
   04/99          80,000,000      6.555%     Libor+.45%        4/04        11/05            4,105,056         3,868,250
   04/99          16,467,960      6.720%     Libor+.45%        2/03        11/05              781,357           731,149
   04/99           4,018,230      6.716%     Libor+.45%        3/03        11/05                    -           178,049
   04/99           7,844,872      6.700%     Libor+.45%        4/03        11/05                    -           350,225
   04/99           8,701,751      6.692%     Libor+.45%        6/03        11/05                    -           387,326
   04/99          12,671,063      6.618%     Libor+.45%       11/03        11/05              629,945           590,442
   04/99          15,105,450      6.590%     Libor+.45%        2/04        11/05              759,397           713,143
   07/99          26,516,250      7.308%     Libor+.45%       11/03        11/05              606,681           420,202
   07/99          40,193,165      7.301%     Libor+.45%        2/04        11/05              888,164           602,342
   07/99          10,108,570      7.237%     Libor+.45%        4/04        11/05              240,616           171,715
   07/99         155,000,000      7.231%     Libor+.45%        7/04        11/05            3,573,486         2,501,920
   07/99          13,199,520      7.442%     Libor+.45%        4/03        11/05                    -           174,318
   07/99           5,080,903      7.349%     Libor+.45%        6/03        11/05                    -            81,759
   09/99          17,673,796      7.700%     Libor+.45%        2/04        11/05              121,242          (45,650)
   09/99           9,833,200      7.635%     Libor+.45%        7/04        11/05               67,703          (23,163)
   09/99           5,062,185      7.840%     Libor+.45%        6/03        11/05                    -          (20,784)
   09/99          43,000,000     7.6525%     Libor+.45%        9/04        11/05              234,221         (169,629)
   09/99          35,023,620      7.644%     Libor+.45%        7/04        11/05              229,390          (96,962)
   09/99          20,009,642      7.885%     Libor+.45%        6/03        11/05                    -         (118,788)
   09/99           5,019,578      7.915%     Libor+.45%        4/03        11/05                    -          (29,122)
   09/99         212,000,000     7.6224%     Libor+.45%        9/04        11/05            1,377,972         (587,812)
   09/99           1,907,000      7.580%     Libor+.45%        4/04        11/05               20,220             3,331
                                                                                    ------------------------------------
Total                                                                                    $ 35,033,121      $ 31,185,750
                                                                                    ------------------------------------

8 Debt

A Mortgages--Real property held by Bel Alliance is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts including all sub-accounts thereunder, and an assignment of certain leases and rents. Balances at June 30, 2000 are as follows:

                                                    Monthly
                                       Annual    Principal and
                                     Interest       Interest       Balance at
Maturity Date                           Rate        Payment       June 30,2000
-------------                        ----------- --------------- ---------------
April 1, 2010                          8.560%          $213,139      $27,540,312
January 1, 2028                        7.143%           418,459       60,441,238
July 1, 2009                           7.740%           235,286       32,653,845
April 1, 2010                          8.640%           308,577       39,581,839
April 1, 2010                          8.640%           236,624       30,352,255
April 1, 2010                          8.560%           224,163       28,964,860
April 1, 2010                          8.560%           173,885       22,468,231
May 1, 2009                            7.250%            36,155        5,252,006
February 1, 2009                       7.220%           313,618       45,561,563
February 1, 2009                       7.220%           332,517       48,307,125
July 1, 2009                           7.830%           277,228       38,148,767
                                                 --------------- ---------------
                                                     $2,769,651     $379,272,041
                                                 =============== ===============

Real property held by Bel Apartment is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balance at June 30, 2000 is as follows:

                                       Annual       Monthly
                                     Interest       Interest       Balance at
Maturity Date                           Rate        Payment*      June 30, 2000
-------------                           ----        --------      -------------
May 1, 2010                            8.33%        $745,323      $107,369,483

*Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principle balance due on May 1, 2010.

Real property held by BSA is financed through a loan collateralized by its real property. The balance at June 30, 2000 is as follows:

                                                    Monthly
                                       Annual    Principal and
                                     Interest       Interest       Balance at
Maturity Date                           Rate       Payment**      June 30,2000
-------------                           ----       ---------      ------------
July 10, 2015                          7.18%        $337,500       $50,301,181

**Amount indicates current monthly loan payment. Amount increases as rental payments under lease agreement with property tenant increases.

The maturities of mortgages for the five years subsequent to June 30, 2000 are as follows:

Years Ending June 30,                                           Amount

2001                                                             $ 3,429,342
2002                                                               3,931,803
2003                                                               4,212,397
2004                                                               4,753,967
2005                                                               5,536,862
Thereafter                                                       515,078,334
                                                                ------------
                                                                $536,942,705

B Credit Facility--Belcrest Capital has obtained a $1,150,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA, Bel Alliance and Bel Apartment. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belcrest Capital may borrow for interest periods of one month to five years. In addition, Belcrest Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of Belcrest Capital. Additional borrowings under the Credit Facility may be made in the future for these purposes. At June 30, 2000 and December 31, 1999 amounts outstanding under the Credit Facility totaled $1,052,250,000 and $1,130,000,000, respectively.

9 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the six months ended June 30, 2000 and June 30, 1999 the advisory fee applicable to the Portfolio was 0.44% (annualized) and 0.46% (annualized), respectively, of average daily net assets for such periods. Belvedere Capital's allocated portion of the advisory fee was $17,845,464, of which $8,913,651 was allocated to the Fund for the six months ended June 30, 2000 and $10,155,976, of which $2,670,201 was allocated to the Fund for the six months ended June 30, 1999. In addition, Belcrest Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belcrest Capital (including the value of all assets of Belcrest Capital other than Belcrest Capital's investment in BRC, minus the sum of Belcrest Capital's liabilities other than the principal amount of money borrowed) and BRC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BRC (which consist of all assets of BRC minus the sum of BRC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.). The advisory fee payable by the Portfolio in respect of Belcrest Capital's indirect investment in the Portfolio is credited toward The Fund's advisory and administrative fee payment. For the six months ended June 30, 2000 and June 30, 1999 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $6,656,742 and $1,974,308, respectively.

Eaton Vance Management (EVM) serves as manager of Belcrest Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $6,089,747 and $3,343,263 for the six months ended June 30, 2000 and June 30, 1999, respectively, of which $3,046,702 and $891,080 was allocated to Belcrest Capital for the respective periods. Pursuant to a servicing agreement between Belcrest Capital and EVD, Belcrest Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital. For the six months ended June 30, 2000 and June 30, 1999 the servicing fee paid directly by Belcrest Capital totaled $887,606 and $289,768, respectively. Of the amounts allocated to and incurred by the Fund, for the six months ended June 30, 2000, $1,251,001 was paid to subagents. No service fee payments were made to subagents for the period ended June 30, 1999.

As compensation for its services as placement agent, Belcrest Capital pays EVD a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of Belcrest Capital. For the six months ended June 30, 2000 and June 30, 1999, Belcrest Capital's distribution fees paid or accrued to EVD totaled $1,971,703 and $588,262, respectively. BMR has agreed to waive a portion of the monthly advisory and administrative fee payable by Belcrest Capital to the extent that such fee, together with the monthly distribution fee to EVD, exceeds an annual rate of 0.60% of the average daily gross investment assets of Belcrest Capital (other than Belcrest Capital's investment in BRC), reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of Belcrest Capital's investment in Belvedere Capital. For the six months ended June 30, 2000 and June 30, 1999, BMR has waived $1,971,703 and $588,262, respectively, of the advisory and administrative fee of Belcrest Capital.

Bel Alliance indirectly holds real property through eleven operating partnerships. Each operating partnership has entered into or assumed a management agreement with Alliance Residential Management, LLC, an affiliate of the Alliance minority shareholder (Note 1B), for periods ranging from 3 to 10 years. If neither BRC nor the Alliance minority shareholder gives notice to terminate, the agreement automatically renews from year to year. The management agreements provide for a management fee in the amount of 4% of gross collections and allows for reimbursement to the manager for all direct expenses incurred by the manager for managing the Bel Alliance properties. For the period from inception, March 17, 2000, though June 30, 2000, Bel Alliance paid management fees to Alliance Residential Management, LLC, amounting to $975,269.

Equity Residential Properties Management Corp. (ERPM) an affiliate of the Bel Apartment minority holder provides day to day management of Bel Apartment pursuant to a management agreement (Note 1B). The management agreement provides for a management fee in the amount of 4% of gross collections and allows for reimbursement to ERPM of payroll expenses incurred by ERPM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belcrest Capital's net asset value per share are derived from net investment income, and realized and unrealized gains and losses on Belcrest Capital's interest (through Belvedere Capital) in the Portfolio, real estate investments held through BRC and any direct investments of Belcrest Capital. Expenses of Belcrest Capital include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of Belcrest Capital and BRC, including its subsidiaries BSA, Bel Alliance and Bel Apartment. Belcrest Capital's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. Belcrest Capital's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BRC. The realized and unrealized gains and losses on investments have the most significant impact on Belcrest Capital's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and Belcrest Capital are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of Belcrest Capital's investments in Partnership Preference Units through BRC and its positions in interest rate swap agreements, the performance of Belcrest Capital is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, Belcrest Capital's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

Results of Operations for the Quarter ended June 30, 2000 and the Six Months Ended June 30, 2000

Belcrest Capital achieved total return performance of -0.6% for the quarter ended June 30, 2000. This return reflects a decrease in Belcrest Capital's net asset value per share from $125.37 to $124.68. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -2.7% over the same period. Belcrest Capital had a total return of 5.4% for the quarter ended June 30, 1999.

During the second quarter of 2000, U.S. equity market leadership was concentrated in health care stocks and defensive consumer products stocks. Concerns about a peaking of economic growth pulled money away from other sectors more exposed to a weakening economy. Technology stocks were mixed, with the strong momentum of previous quarters focused on a narrow slice of telecom equipment and computer networking stocks. A number of tech-oriented stocks experienced dismal second quarter performance, as growth expectations were revised downward or valuations more carefully scrutinized. The relative performance of Belcrest Capital versus the S&P 500 was aided by Tax-Managed Growth Portfolio's large holdings of drug and consumer products stocks, and its valuation-sensitive investment approach.

In the fixed income markets, the second quarter saw stable interest rates on benchmark government bonds and stable credit spreads. The performance of Belcrest Capital during the quarter was little impacted by changes in valuation of its holdings of partnership preference units.

Belcrest Capital achieved total return performance of 5.0% for the six months ended June 30, 2000. This return reflects an increase in Belcrest Capital's net asset value per share from $118.78 to $124.68. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for U.S. stocks, had a total return of -0.4% over the same period. Belcrest Capital had a total return of 8.8% for the six months ended June 30, 1999.

During the six months ended June 30, 2000, the U.S. equity markets were lead by health care, semiconductor and semiconductor equipment, computer networking and energy stocks. Gains during the period were primarily achieved in the first three months. Growth stocks outperformed value stocks, and small cap stock benchmarks bested their large cap counterparts. Compared to the euphoric fourth quarter of 1999, markets showed considerably more caution in assessing valuations, and more skepticism in embracing story stocks lacking strong business fundamentals and a clear growth strategy. During the period, the relative  performance  of Belcrest  Capital  versus the S&P 500  benefited  from
Tax-Managed Growth Portfolio's large holdings of drug stocks, and its valuation-sensitive investment approach.

In the fixed income markets, the first half of 2000 saw declining interest rates on government bonds, particularly longer-maturity issues. Concerns about future availability created a scarcity value for 30-year Treasuries. At the long end of the maturity spectrum, credit spreads for corporate issues widened. The market for preferred securities in general, and real estate preferreds in particular, improved modestly. Belcrest Capital's investments in real estate partnership preference units and associated borrowings had minimal impact on the Fund's performance during the first half of 2000.

Liquidity and Capital Resources

As of June 30, 2000, Belcrest Capital had outstanding borrowings of $1,052.25 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until November 24, 2005. Belcrest Capital has available under the Credit Facility $97.75 million in unused loan commitments to meet short-term liquidity needs and for other purposes.

Belcrest Capital may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of June 30, 2000, the Portfolio had cash and short-term investments totaling $731.5 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at June 30, 2000, and, as of that date, the net assets of the Portfolio totaled $16,975.8 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of June 30, 2000, restricted securities, which are considered illiquid, constituted 4.4% of the net assets of the Portfolio.

The Partnership Preference Units held by BRC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BRC's investments in real estate apart from Partnership Preference Units are also considered illiquid. The lease and mortgage structures of BSA's office properties limit the pool of potential acquirors of these assets, and it is not anticipated that these properties will be widely marketable until the expiration of both the current lease and that lease's renewal options (which expire in 2027). BRC's investment in Bel Alliance and Bel Apartment similarly are considered illiquid, and have been structured as an investment of at least ten years (until 2010), at which time a buy/sell mechanism offers liquidity to both BRC and its respective minority shareholders.

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

While Belcrest Capital's manager intends that BRC's investments in Bel Alliance, Bel Apartment and BSA will reduce overall portfolio risk and volatility and contribute to returns over time, these investments expose Belcrest Capital to certain additional risks as well. In the case of BSA, the risks include the possible deterioration in the credit quality of its buildings' tenant, the timing of this tenant's lease expiration and potential changes in the submarket in which its buildings are located. In the case of Bel Alliance and Bel
Apartment (collectively, the Residential REITs), the performance of BRC's investment may be influenced by decisions which Residential REITs' respective minority shareholders may make on behalf of Residential REITs, and potential changes in the submarkets in which Residential REITs' buildings are located. The debt of Bel Alliance, Bel Apartment and BSA is fixed-rate, secured by the underlying properties and with limited recourse to BRC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BRC's equity interests. Other factors bearing on the value of BRC's real estate investments, include, without limitation, general economic conditions, the supply and demand of comparable real properties, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, government rules and regulations, and acts of God. There can be no assurance that BRC's real estate investments will be an economic success.

Over time, the performance of Belcrest Capital can be expected to be more volatile than the performance of the Portfolio.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Fund or BRC is a party or to which their assets are subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

         27   Financial Data Schedules

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 14, 2000.

                                BELCREST CAPITAL FUND LLC
                                (Registrant)

                                By:    EATON VANCE MANAGEMENT,
                                       its Manager

                                By:     /s/ James L. O'Connor
                                        -----------------------------
                                        James L. O'Connor
                                        Vice President



                                By:     /s/ William M. Steul
                                        -----------------------------
                                        William M. Steul
                                        Chief Financial Officer

                                  EXHIBIT INDEX

27   Financial Data Schedules