Form 10-Q
period 2000-09-30
BELCREST CAPITAL FUND LLC
filed 2000-11-14
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                          Commission File No. 000-30509


                            Belcrest Capital Fund LLC
                            -------------------------
             (Exact name of registrant as specified in its charter)


    Massachusetts                                          04-3453080
    -------------                           ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


       The Eaton Vance Building
255 State Street, Boston, Massachusetts                                  02109
---------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:          617-482-8260
                                -----------------------------

                                      None
Former Name, Former Address and Former Fiscal Year, if changed since last report


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
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.   Consolidated Financial Statements                                    3

          Consolidated  Statements of Assets and Liabilities
          as of September 30, 2000 (unaudited) and December 31, 1999           3

          Consolidated  Statements  of  Operations  For the Three
          Months  Ended September  30, 2000 and 1999  (unaudited)
          for the Nine  Months  Ended September 30, 2000 and 1999
          (unaudited)                                                          4

          Consolidated  Statements  of Changes in Net Assets For
          the Nine Months Ended   September  30,  2000  and  1999
          (unaudited)                                                          6

          Consolidated  Statements  of Cash  Flows  for the
          Nine  Months  Ended September 30, 2000 and 1999 (unaudited)          7

          Notes to Financial Statements as of September 30, 2000
          (unaudited)                                                          9

Item 2. Management's  Discussion and Analysis of Financial
Condition and Results of Operations                                           21

Item 3. Quantitative and Qualitative Disclosures About Market Risk            23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     27

Item 2. Changes in Securities and Use of Proceeds                             27

Item 3. Defaults Upon Senior Securities                                       27

Item 4. Submission of Matters to a Vote of Security Holders                   27

Item 5. Other Information                                                     27

Item 6. Exhibits and Reports on Form 8-K                                      27


SIGNATURES                                                                    28

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

 BELCREST CAPITAL FUND LLC
 Consolidated Statements of Assets and Liabilities

                                                                              September 30,
                                                                                  2000              December 31,
                                                                               (Unaudited)              1999
                                                                           -------------------   ------------------
 Assets:
     Investment in Belvedere Capital LLC                                       $4,186,403,622       $4,080,817,015
     Investment in real estate partnership preference units                       753,364,321          947,934,345
     Investment in other real estate                                              696,068,672                    -
                                                                           -------------------   ------------------
            Total Investments                                                  $5,635,836,615       $5,028,751,360
     Cash                                                                          14,742,234            5,028,304
     Cash - security deposits                                                         814,275                    -
     Receivable for open swap contracts                                            13,621,838           31,185,750
     Dividends receivable                                                              13,524            1,516,719
     Prepaid and deferred expenses                                                  9,611,371                    -
     Escrow deposits - restricted                                                  11,285,473                    -
     Swap interest receivable                                                         321,162              327,250
     Other assets                                                                   1,431,978                    -
                                                                           -------------------   ------------------
             Total Assets                                                      $5,687,678,470       $5,066,809,383
                                                                           -------------------   ------------------

 Liabilities:
    Loan payable                                                                 $994,250,000       $1,130,000,000
    Mortgage payable                                                              536,107,759                    -
    Minority interest in controlled subsidiaries                                   68,952,579              208,000
    Special distributions payable                                                   1,493,324                    -
    Security deposits                                                               2,386,424                    -
    Payable for Fund shares redeemed                                                        -            2,479,636
    Payable to affiliate for distribution fees                                              -              312,417
    Accrued Expenses
        Interest expense                                                           13,475,183           13,009,314
        Accrued property taxes                                                      6,826,099                    -
        Other accrued expenses                                                      4,264,685              187,485
                                                                           -------------------   ------------------
             Total Liabilities                                                 $1,627,756,053       $1,146,196,852
                                                                           -------------------   ------------------
 Net assets                                                                    $4,059,922,417       $3,920,612,531
                                                                           ===================   ==================

 Shareholders' Capital
                                                                           -------------------   ------------------
     Shareholders' capital                                                     $4,059,922,417       $3,920,612,531
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
Shares Outstanding                                                                 31,851,040           33,007,386
                                                                           -------------------   ------------------

                                                                           -------------------   ------------------
Net Asset Value and Redemption Price Per Share                                        $127.47              $118.78
                                                                           -------------------   ------------------

BELCREST CAPITAL FUND LLC
 Consolidated Statements of Operations
 (Unaudited)                                               Three months      Three months        Nine months       Nine months
                                                               ended             ended              ended              ended
                                                          September 30,      September 30,      September 30,     September 30,
                                                               2000              1999               2000               1999
                                                         ----------------- ------------------ ------------------ -----------------
 Investment Income:
     Dividends allocated from Belvedere Capital                $8,500,554         $5,565,444        $26,664,593       $11,269,223
        (net of foreign taxes of $49,520, $792,
         $213,808 and $109,313, respectively)
     Interest allocated from Belvedere Capital                  3,498,253          1,690,896          7,347,860         3,083,391
     Expenses allocated from Belvedere Capital                (6,296,448)        (3,587,175)       (18,632,704)       (7,296,608)
                                                         ----------------- ------------------ ------------------ -----------------
     Net investment income allocated from
     Belvedere Capital                                         $5,702,359         $3,669,165        $15,379,749        $7,056,006
     Dividends from partnership preference units                5,211,617         15,435,448         48,196,390        30,533,455
     Rental income                                             27,778,822                  -         53,631,381                 -
     Interest                                                     191,237             16,584            706,173            83,656
                                                         ----------------- ------------------ ------------------ -----------------
             Total investment income                          $38,884,035        $19,121,197       $117,913,693       $37,673,117
                                                         ----------------- ------------------ ------------------ -----------------

 Expenses:
    Investment advisor and administrative fees                 $3,516,720         $1,946,128        $10,173,462        $3,920,436
    Property management fees                                    1,052,265                  -          2,027,534                 -
    Distribution and servicing fees                             1,442,746            847,220          4,302,055         1,725,250
    Interest expense on credit facility                        18,070,651         10,520,199         55,221,789        20,855,656
    Interest expense on mortgages                              10,732,211                  -         20,911,211                 -
    Interest expense (income) on swap contracts                 (961,331)          1,246,365            961,216         2,726,686
    Depreciation and amortization                               6,598,196                  -         13,111,664           352,266
    Property taxes and insurance                                2,878,678                  -          5,579,871                 -
    Property and maintenance expenses                           8,973,931                  -         16,973,293                 -
    Organizational expense                                              -                  -            150,496                 -
    Custodian and transfer agent fees                              20,420             17,063             71,479            50,854
    Legal and accounting services                                 341,576            507,630            973,212           747,267
    Printing and postage                                            3,478             71,933              8,736            79,919
    Miscellaneous                                                 270,328             44,110            530,788            49,134
                                                         ----------------- ------------------ ------------------ -----------------
            Total expenses                                    $52,939,869        $15,200,648       $130,996,806       $30,507,468
            Preliminary reduction of investment
            advisor and administrative fees                   (1,010,375)          (574,111)        (2,982,078)       (1,162,373)
                                                         ----------------- ------------------ ------------------ -----------------
               Net expenses                                   $51,929,494        $14,626,537       $128,014,728       $29,345,095
                                                         ----------------- ------------------ ------------------ -----------------

Net investment income (loss) before minority interest
in share of  net loss of controlled subsidiaries            $(13,045,459)         $4,494,660      $(10,101,035)        $8,328,022
            Minority interest net loss of controlled
            subsidiaries                                          903,798                  -          2,027,549                 -
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss)                                $(12,141,661)         $4,494,660       $(8,073,486)        $8,328,022
                                                         ----------------- ------------------ ------------------ -----------------


Consolidated Statements of Operations  (Con't)
 (Unaudited)                                               Three months      Three months       Nine months        Nine months
                                                               ended             ended              Ended             ended
                                                          September 30,      September 30,     September 30,      September 30,
                                                               2000              1999               2000              1999
                                                         ----------------- ------------------ ----------------- ------------------
 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
     Investment transactions from Belvedere
     Capital                                                $(32,583,581)         $1,303,325       $58,180,407         $4,800,344
     Investment transactions in partnership
     preference units                                         (8,832,131)                  -      (61,969,027)                  -
     Termination of interest rate swap contracts                3,174,000                  -         6,372,900                  -
                                                         ----------------- ------------------ ----------------- ------------------
             Net realized gain (loss)                       $(38,241,712)         $1,303,325        $2,584,280         $4,800,344
                                                         ----------------- ------------------ ----------------- ------------------
   Change in unrealized appreciation (depreciation)
     Investment in Belvedere Capital                          $81,973,064     $(204,160,402)      $194,102,030     $(113,265,014)
     Investments in partnership preference units               80,102,146       (17,248,468)       116,558,681       (37,580,967)
     Interest rate swap contracts                            (21,411,283)             11,698      (17,563,912)         16,688,388
                                                         ----------------- ------------------ ----------------- ------------------
    Net change in unrealized
                appreciation (depreciation)                  $140,663,927     $(221,397,172)      $293,096,799     $(134,157,593)
                                                         ----------------- ------------------ ----------------- ------------------
     Net realized and unrealized gain (loss)                 $102,422,215     $(220,093,847)      $295,681,079     $(129,357,249)
                                                         ----------------- ------------------ ----------------- ------------------
 Net increase (decrease) in net assets from
 operations                                                   $90,280,554     $(215,599,187)      $287,607,593     $(121,029,227)
                                                         ================= ================== ================= ==================

BELCREST CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets   (Unaudited)
                                                                              Nine Months         Nine Months
                                                                                 ended               ended
                                                                             September 30,       September 30,
                                                                                 2000                1999
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income (loss)                                         $( 8,073,486)         $   8,328,022
     Net realized gain from investment transactions                          2,584,280              4,800,344
     Net change in unrealized appreciation (depreciation) of
      investments                                                          293,096,799           (134,157,593)
                                                                          -------------------  ------------------
             Net increase in net assets from operations                   $287,607,593          $(121,029,227)
                                                                          -------------------  ------------------

 Transactions in Fund shares -
    Investment securities contributed                                     $           -        $3,011,092,599
    Less - selling commissions                                                        -           (11,382,122)
                                                                          -------------------  ------------------
    Net contributions                                                     $           -        $2,999,710,477
     Net asset value of shares redeemed                                    (143,869,717)          (26,253,492)
                                                                          -------------------  ------------------
        Net increase (decrease) in net assets from Fund shares
           transactions                                                   $ (143,869,717)      $2,973,456,985
                                                                          -------------------  ------------------

Distributions to shareholders -
     Special distributions to Shareholders
          Belair Capital Fund                                             $      (4,427,990)   $            -
                                                                          -------------------  ------------------
                  Total distributions                                     $      (4,427,990)   $            -
                                                                          -------------------  ------------------

 Net increase in net assets                                               $     139,309,886     $2,852,427,758

 Net assets:
    Beginning of period                                                       3,920,612,531        544,202,835
                                                                          -------------------  ------------------
     End of period                                                        $   4,059,922,417     $3,396,630,593
                                                                          ===================  ==================

BELCREST CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)
                                                                                      Nine months          Nine months
                                                                                         Ended                Ended
                                                                                     September 30,        September 30,
                                                                                         2000                 1999
                                                                                   ------------------  ------------------
Cash flows from (for) Operating Activities -
Net investment income(loss)                                                            $ (8,073,486)    $       8,328,022
Adjustments to reconcile net investment income (loss) to net cash flows used for operating activity -
       Depreciation and amortization                                                      13,111,664              352,266
       Net investment income allocated from Belvedere Capital                            (15,379,749)          (7,056,006)
       Payment of organization and offering expenses                                               -             (326,898)
       Decrease (increase) in dividends receivable                                         1,503,195           (9,332,004)
       Increase in deferred costs                                                         (3,749,328)                   -
       Decrease in prepaid expenses                                                        1,016,155                    -
       Increase in interest payable for open swap contract                                         -              455,061
       Decrease in interest receivable for open swap contracts                                 6,088                    -
       Increase in escrow deposits                                                        (3,848,836)                   -
       Increase in other assets                                                             (314,461)                   -
       Increase in accrued property taxes                                                  5,177,780                    -
       Increase (decrease) in accrued interest and operating expenses                        (48,295)           5,753,367
       Purchases of partnership preference units                                        (113,469,200)        (899,486,052)
       Payments for investments in other real property                                  (106,592,527)                   -
       Improvements to real estate                                                        (2,275,347)
       Sales of partnership preference units                                             362,628,878                    -
       Proceeds from terminated interest rate swap contracts                               6,372,900                    -
       Net decrease in investment in Belvedere Capital                                    42,639,314           13,753,137
       Minority interest in share of net investments loss of controlled
       subsidiaries                                                                       (2,027,549)                   -
                                                                                   --------------------------------------
       Net cash flows from (used for) operating activities                         $     176,677,196       $ (887,559,107)
Cash Flows from (for) Financing Activities -
       Proceeds from/(repayment of) Credit Facility                                $    (135,750,000)      $  905,000,000
       Capital contributed to majority owned subsidiary by
       minority shareholder                                                                1,031,890
       Payments on behalf of investors (selling commissions)                                       -          (11,382,122)
       Payment on mortgages                                                               (1,636,377)                   -
       Payment of special distributions                                                   (2,934,666)                   -
       Payments for Fund shares redeemed                                                 (26,859,838)          (2,126,645)
                                                                                   --------------------------------------
       Net cash flows from (used for) financing activities                         $    (166,148,991)        $891,491,233

Net increase in cash                                                                      10,528,205            3,932,126

Cash at beginning of period                                                                5,028,304              377,275
                                                                                   ------------------  ------------------
Cash at end of period                                                                    $15,556,509        $   4,309,401
                                                                                   ==================  ==================


Supplemental Disclosure and Non-cash Investing and
Financing Activities-
       Securities contributed by Shareholders, invested in Belvedere Capital       $               -      $ 3,011,092,599
       Unrealized appreciation of investments and open swap contracts              $     674,510,419      $  (103,745,263)
       Interest paid for loan from Credit Facility                                 $      58,179,501      $    15,114,291
       Interest paid for mortgages                                                 $     17,487,630                     -
       Interest paid for swap contracts                                            $        955,128       $     2,271,625
       Market value of securities distributed in payment of redemptions            $    119,489,515       $    24,126,847
       Market value real of property and other assets, net of current
       liabilities, contributed to Fund                                            $    659,900,672       $             -
       Mortgages assumed in conjunction with acquisitions of real property         $    537,744,135       $             -

BELCREST CAPITAL FUND LLC as of September 30, 2000
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

BRC - BRC invests directly in partnership preference units and also holds a 100% interest in BSA and a majority interest in Bel Alliance and Bel Apartment. At September 30, 2000, Belcrest Capital owned 100% of the common stock issued by BRC and intends to hold all of BRC's common stock at all times. Approximately 105 charitable organizations own preferred stock of BRC which has been recorded as a minority interest on the Statement of Assets and Liabilities. The preferred stock has a par value of $.01 per share and is redeemable by BRC at a redemption price of $100 after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually in arrears in December in an amount equal to $8 per share per annum.

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

A Investment Costs--The Fund's investment assets were acquired through contributions of common stock by shareholders in exchange for Shares of Belcrest Capital, in private purchases of partnership preference units and real estate investments and through contributions of real estate investments in exchange for minority interests in controlled subsidiaries. Upon receipt of common stock from shareholders Belcrest Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments of contributed common stock are carried on the books and in the financial statements is the value of the contributed common stock as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing shareholders' basis in securities and cash contributed to the Fund. The initial tax and financial reporting basis of securities and real estate investments purchased by the Fund is the purchase cost. The initial financial reporting basis of real estate investments contributed to the Fund is the market value of the real estate investments on contribution date. The initial tax basis of real estate investments contributed to the Fund is the market value on the date of contribution, the contributor's tax basis at the time of contribution or a combination thereof depending on the taxability of the contribution.

B Investment Valuations--The Fund's investments consist of partnership preference units, other real property investments, shares of Belvedere Capital and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (see Note 8). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio for all assets, other than real property, is as follows:

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

The value of the Fund's real estate assets is determined in good faith by Boston Management and Research (BMR), as Manager of BRC, taking into account all relevant factors, data and information, including, with respect to investments in partnership preference units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than partnership preference units are generally stated at estimated market values based upon independent valuations. Detailed investment valuations, which include the discounted cash flow method of appraisal, are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. The discounted cash flow method of appraisal projects future cash inflows and outflows, and presumes a sales price at the end of a holding period. Such amounts are discounted at an appropriate rate of return that a prudent buyer would currently require to purchase the real estate assets. The valuation of investments assumes the orderly disposition of all assets.

C Escrow Accounts--The escrow accounts related to Bel Alliance and Bel Apartment consist of deposits for real estate taxes, insurance, environmental, renovation, reserve for replacements and capital repairs required under mortgage agreements, debt service, and security deposit accounts. Bel Alliance and Bel Apartment have no access to these funds once deposited into the escrow accounts. Amounts are held by the respective financial institutions and controlled by the lender (Note
9).

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

I Rental Property and Depreciation--Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of the building and improvements.
Depreciation of buildings and improvements is computed using the straight line and accelerated methods over the estimated useful lives of the related assets, which range up to 39 years for buildings, up to fifteen years for personal property and up to ten years for building and land improvements.

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

N Interim Financial Statements--The interim financial statements relating to September 30, 2000 and for the nine months then ended have not been audited by independent certified public accountants, but in the opinion of the Fund's management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial statements.

3 Distributions to Shareholders

The Fund intends to distribute each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such shareholder, for which no capital gain distribution is made. In addition, whenever a distribution in respect to a precontribution gain is made, the Fund makes a special distribution to compensate shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. Special distributions accrued for or paid during the nine month period ended September 30, 2000 totaled $4,427,990.

4 Shareholder Transactions

The Fund may issue an unlimited number of full and fractional shares. Transactions in Fund shares, including contributions of securities and cash in exchange for shares of the Fund, were as follows:

                                      Nine Months            Nine Months
                                        Ended                   Ended
                                     September 30,          Septebmer 30,
                                        2000                    1999
                                     ------------------------------------
Issued at Fund closings                        -           27,242,741
Redemptions                           (1,156,346)             (21,198)
                                     ------------------------------------
Increase (decrease)                   (1,156,346)          27,021,543

Redemptions of shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc. (EVD) by the Fund on behalf of the redeeming shareholder. No charge is levied on redemptions of shares acquired through the reinvestment of distributions, shares redeemed in connection with a tender offer or other extraordinary corporate event with respect to a contributed security or shares redeemed following the death of all of the initial holders of the shares redeemed. In addition, no fee applies to redemptions by shareholders, who, during any 12-month period, redeems less than 8% of the total number of shares held by the shareholder as of the beginning of the 12-month period. For the nine months ended September 30, 2000, and September 30, 1999, EVD received $1,174,577 and $246,499, respectively, in redemption fees.

In connection with the offering of shares, EVD, the Placement Agent, received $14,432,389 in selling commissions paid by the Fund on behalf of shareholders, since inception of the Fund. EVD, in turn, paid this amount to the applicable subagent on behalf of shareholders investing in the Fund through such subagent. In addition, EVD made payments to subagents from its own resources totaling $36,433,844 equal to 1.0% of the value of investments in the Fund made through subagents since inception of the Fund.

5 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the nine months ended September 30, 2000 aggregated $86,130,626 and $248,206,205, respectively, and for the nine months ended September 30, 1999 aggregated $3,044,289,816 and $71,055,936, respectively. Purchases and sales of partnership preference units aggregated $113,469,200 and $362,628,878 for the nine months ended September 30, 2000, and $899,486,052 and $0 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, acquisitions of other real property, through purchases and contributions, totaled $706,381,076. There were no acquisitions of real property other than partnership preference units for the nine months ended September 30, 1999.

Purchases and sales of partnership preference units for the periods ended September 30, 2000 and 1999, include amounts purchased from and sold to other funds sponsored by Eaton Vance Management.

6 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at September 30, 2000 was $9,826,270,245, representing 53.8% of the Portfolio's net assets, and at September 30, 1999 was $6,567,348,215, representing 51.5% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at September 30, 2000 was $4,186,403,622, representing 42.6% of Belvedere Capital's net assets, and at September 30, 1999 was $3,423,024,224, representing 52.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2000 totaled $70,963,408, of which $34,012,453 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 1999 totaled $43,288,145, of which $14,352,614 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2000 totaled $28,888,244, of which $13,870,896 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 1999 totaled $16,940,614, of which $5,454,348 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $4,761,808 for the nine months ended September 30, 2000, representing $133,165 of operating expenses and $4,628,643 of service fees. Belvedere Capital allocated additional expenses to the Fund of $1,842,260 for the nine months ended September 30, 1999, representing $72,296 of operating expenses and $1,769,964 of service fees (see Note 10).

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2000, December 31, 1999 and September 30, 1999 and its operations for the nine months ended September 30, 2000, the year ended December 31, 1999 and the nine months ended September 30, 1999 follows:

                                       September 30,          December 31,           September 30,
                                           2000                   1999                    1999
                                    -------------------- ------------------------ ---------------------
Investments, at value                   $18,195,602,562          $15,009,514,121       $12,750,511,786
Other Assets                                279,625,633              105,404,490            11,587,842
----------------------------------- -------------------- ------------------------ ---------------------

Total Assets                            $18,475,228,195          $15,114,918,611       $12,762,099,628
Total Liabilities                           215,812,049                  269,652               174,903
----------------------------------- -------------------- ------------------------ ---------------------

Net Assets                              $18,259,416,146          $15,114,648,959       $12,761,924,725
=================================== ==================== ======================== =====================
Dividends and interest                     $135,806,873             $135,795,086           $94,362,172

Investment adviser fee                       53,698,628               51,368,943            36,125,499
Other expenses                                1,603,375                1,599,875             1,022,728

----------------------------------- -------------------- ------------------------ ---------------------
Total expenses                              $55,302,003              $52,968,818           $37,148,227
----------------------------------- -------------------- ------------------------ ---------------------

Net investment income                       $80,504,870              $82,826,268           $57,213,945
Net realized gains                          203,183,788               19,281,587            46,838,127
Net unrealized gains (losses)               787,635,595            1,954,982,313         (205,241,641)

----------------------------------- -------------------- ------------------------ ---------------------
Net increase (decrease) in net
assets from operations                   $1,071,324,253           $2,057,090,168        $(101,189,569)
----------------------------------- -------------------- ------------------------ ---------------------

7 Rental Property

The average occupancy rate for real property held by Bel Alliance, consisting of 13,833 residential units, was approximately 94% at September 30, 2000. The average occupancy rate for real property held by Bel Apartment, consisting of 2,530 residential units, was approximately 96% at September 30, 2000. The real property held by BSA, consisting of two suburban office buildings, was 100% occupied at September 30, 2000. The carrying value of real property owned by the Fund through BSA, Bel Alliance and Bel Apartment at September 30, 2000 is as follows:

Land                                                               $134,662,027
Buildings, improvements and other depreciable assets                604,635,930
Accumulated depreciation                                            (43,229,285)
                                                                   -------------
Carrying value                                                     $696,068,672
                                                                   -------------

8 Cancelable Interest Rate Swap Agreements

The Fund may enter into cancelable interest rate swap agreements in connection with its investments in partnership preference units and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS) with respect to each of its holdings of partnership preference units and the associated borrowings. The Fund has the right to terminate the interest rate swap agreements beginning in the first half of 2003, at dates corresponding approximately to the initial call dates of the partnership preference units held by the Fund.

                                                                                       Unrealized        Unrealized
               Notional                                    Initial                    Appreciation      Appreciation
                Amount                                    Optional        Final      (Depreciation)    (Depreciation)
 Effective      (000's         Fixed        Floating     Termination   Termination  At September 30,  At December 31,
   Date        omitted)        Rate           Rate          Date           Date           2000              1999
------------------------------------------------------------------------------------------------------------------------
   11/98    $   20,645           6.330%    Libor+.45%       2/03          11/05          $          -      $ 1,265,451
   11/98        68,750           6.225%    Libor+.45%       11/03         11/05             3,152,165         4,445,740
   11/98        24,528           6.295%    Libor+.45%       5/03          11/05             1,079,661         1,526,923
   11/98        41,368           6.310%    Libor+.45%       2/03          11/05             1,811,885         2,562,785
   02/99        40,035           6.545%    Libor+.45%       2/03          11/05                     -         2,079,543
   02/99        9,030            6.505%    Libor+.45%       3/03          11/05               333,568           483,072
   02/99        21,996           6.497%    Libor+.45%       4/03          11/05               812,720         1,174,226
   02/99        12,971           6.495%    Libor+.45%       6/03          11/05                     -           688,760
   02/99        20,018           6.439%    Libor+.45%       11/03         11/05               755,203         1,094,309
   02/99       111,000           6.407%    Libor+.45%       2/04          11/05             4,240,741         6,182,680
   04/99        80,000           6.555%    Libor+.45%       4/04          11/05             2,534,156         3,868,250
   04/99        16,468           6.720%    Libor+.45%       2/03          11/05               485,978           731,149
   04/99        4,018            6.716%    Libor+.45%       3/03          11/05                     -           178,049
   04/99        7,845            6.700%    Libor+.45%       4/03          11/05                     -           350,225
   04/99        8,702            6.692%    Libor+.45%       6/03          11/05                     -           387,326
   04/99        12,671           6.618%    Libor+.45%       11/03         11/05               390,998           590,442
   04/99        15,105           6.590%    Libor+.45%       2/04          11/05               469,856           713,143
   07/99        26,516           7.308%    Libor+.45%       11/03         11/05               153,468           420,202
   07/99        40,193           7.301%    Libor+.45%       2/04          11/05               184,913           602,342
   07/99        10,109           7.237%    Libor+.45%       4/04          11/05                60,080           171,715
   07/99       155,000           7.231%    Libor+.45%       7/04          11/05               739,956         2,501,920
   07/99        13,200           7.442%    Libor+.45%       4/03          11/05                     -           174,318
   07/99        5,081            7.349%    Libor+.45%       6/03          11/05                     -            81,759
   09/99        17,674           7.700%    Libor+.45%       2/04          11/05             (171,426)          (45,650)
   09/99        9,833            7.635%    Libor+.45%       7/04          11/05             (103,982)          (23,163)
   09/99        5,062            7.840%    Libor+.45%       6/03          11/05                     -          (20,784)


   09/99        43,000          7.6525%    Libor+.45%       9/04          11/05             (525,049)         (169,629)
   09/99        35,024           7.644%    Libor+.45%       7/04          11/05             (380,934)          (96,962)
   09/99        20,010           7.885%    Libor+.45%       6/03          11/05                     -         (118,788)
   09/99        5,020            7.915%    Libor+.45%       4/03          11/05                     -          (29,122)
   09/99       212,000          7.6224%    Libor+.45%       9/04          11/05           (2,389,599)         (587,812)
   09/99        1,907            7.580%    Libor+.45%       4/04          11/05              (12,520)             3,331
                                                                                    ------------------------------------
Total                                                                                    $ 13,621,838      $ 31,185,750
                                                                                    ------------------------------------

9 Debt

A Mortgages--Real property held by Bel Alliance is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts including all sub-accounts thereunder, and an assignment of certain leases and rents. Balances at September 30, 2000 are as follows:


                                       Annual       Principal and    Balance at
                                      Interest        Interest     September 30,
Maturity Date                           Rate           Payment          2000
-------------                         --------      -------------  -------------
April 1, 2010                          8.560%          $213,139      $27,445,544
January 1, 2028                        7.143%           418,459       60,264,139
July 1, 2009                           7.740%           235,286       32,593,316
April 1, 2010                          8.640%           308,577       39,530,476
April 1, 2010                          8.640%           236,624       30,311,354
April 1, 2010                          8.560%           224,163       28,944,008
April 1, 2010                          8.560%           173,885       22,476,955
May 1, 2009                            7.250%            36,155        5,240,772
February 1, 2009                       7.220%           313,618       45,460,754
February 1, 2009                       7.220%           332,517       48,200,108
July 1, 2009                           7.830%           277,228       38,079,920
                                                --------------- ----------------
                                                     $2,769,651     $378,547,346
                                                =============== ================

Real property held by Bel Apartment is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balance at September 30, 2000 is as follows:

                       Annual           Monthly
                      Interest          Interest                  Balance at
Maturity Date           Rate            Payment*               September 30,2000
-------------         --------          --------               -----------------
May 1, 2010            8.330%           $745,323                 $107,369,483

*Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

Real property held by BSA is financed through a loan collateralized by its real property. The balance at September 30, 2000 is as follows:

                                        Monthly
                       Annual         Principal and
                      Interest          Interest                  Balance at
Maturity Date           Rate            Payment**             September 30, 2000
-------------         --------        -------------           ------------------
July 10, 2015          7.180%           $337,500                  $50,190,930

**Amount indicates current monthly loan payment. Amount increases as rental payments under lease agreement with property tenant increases.

The maturities of mortgages for the five years subsequent to September 30, 2000 are as follows:

Years Ending September 30,                                           Amount
--------------------------                                           ------

2001                                                             $ 3,735,731
2002                                                               4,036,341
2003                                                               4,344,873
2004                                                               5,065,792
2005                                                               5,735,083
Thereafter                                                       513,189,939
                                                                --------------
                                                                $536,107,759

B Credit Facility--Belcrest Capital has obtained a $1,150,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA, Bel Alliance and Bel Apartment. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belcrest Capital may borrow for interest periods of one month to five years. In addition, Belcrest Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of Belcrest Capital. Additional borrowings under the Credit Facility may be made in the future for these purposes. At September 30, 2000 and December 31, 1999 amounts outstanding under the Credit Facility totaled $994,250,000 and $1,130,000,000, respectively.

10 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM) as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the nine months ended September 30, 2000 and September 30, 1999 the advisory fee applicable to the Portfolio was 0.43% (annualized) and 0.45% (annualized), respectively, of average daily net assets for such periods. Belvedere Capital's allocated portion of the advisory fee was $28,049,372, of which $13,509,488 was allocated to the Fund for the nine months ended September 30, 2000 and $16,474,285, of which $5,257,280 was allocated to the Fund for the nine months ended September 30, 1999. In addition, Belcrest Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belcrest Capital (including the value of all assets of Belcrest Capital other than Belcrest Capital's investment in BRC, minus the sum of Belcrest Capital's liabilities other than the principal amount of money borrowed) and BRC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BRC (which consist of all assets of BRC minus the sum of BRC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.). The advisory fee payable by the Portfolio in respect of Belcrest Capital's indirect investment in the Portfolio is credited toward The Fund's advisory and administrative fee payment. For the nine months ended September 30, 2000 and

September 30, 1999 the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $10,173,462 and $3,920,436 respectively.

Eaton Vance Management (EVM) serves as manager of Belcrest Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to EVD for providing certain services and information to shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $9,645,180 and $5,476,924 for the nine months ended September 30, 2000 and September 30, 1999, respectively, of which $4,628,643 and $1,769,964, was allocated to Belcrest Capital for the respective periods. Pursuant to a servicing agreement between Belcrest Capital and EVD, Belcrest Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital. For the nine months ended September 30, 2000 and September 30, 1999 the servicing fee paid or accrued directly by Belcrest Capital totaled $1,319,977 and $562,877, respectively. Of the amounts allocated to and incurred by the Fund, for the nine months ended September 30, 2000, $2,456,063 was paid to subagents. No service fee payments were made to subagents for the period ended September 30, 1999.

As compensation for its services as placement agent, Belcrest Capital pays EVD a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of Belcrest Capital. For the nine months ended September 30, 2000 and September 30, 1999, Belcrest Capital's distribution fees paid or accrued to EVD totaled $2,982,078 and $1,162,373, respectively. BMR has agreed to waive a portion of the monthly advisory and administrative fee payable by Belcrest Capital to the extent that such fee, together with the monthly distribution fee to EVD, exceeds an annual rate of 0.60% of the average daily gross investment assets of Belcrest Capital (other than Belcrest Capital's investment in BRC), reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of Belcrest Capital's investment in Belvedere Capital. For the nine months ended September 30, 2000 and September 30, 1999, BMR has waived $2,982,078 and $1,162,373, respectively, of the advisory and administrative fee of Belcrest Capital.

Bel Alliance indirectly holds real property through eleven operating partnerships. Each operating partnership has entered into or assumed a management agreement with Alliance Residential Management, LLC, an affiliate of the Alliance minority shareholder (Note 1B), for periods ranging from 3 to 10 years. If neither BRC nor the Alliance minority shareholder gives notice to terminate, the agreement automatically renews from year to year. The management agreements provide for a management fee in the amount of 4% of gross collections and allows for reimbursement to the manager for all direct expenses incurred by the manager for managing the Bel Alliance properties. For the period from inception, March 17, 2000, though September 30, 2000, Bel Alliance paid or accrued management fees to Alliance Residential Management, LLC, amounting to $1,815,493.

Equity Residential Properties Management Corp. (ERPM) an affiliate of the Bel Apartment minority holder, provides day to day management of Bel Apartment pursuant to a management agreement which expires June 30, 2010 (Note 1B). The management agreement provides for a management fee in the amount of 4% of gross collections and allows for reimbursement to ERPM of payroll expenses incurred by ERPM. For the period from inception, June 30, 2000, to September 30, 2000, Bel Apartment paid or accrued management fees and payroll expenses to ERPM amounting to $212,041 and $523,597, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Increases and decreases in Belcrest Capital's net asset value per share are derived from net investment income, and realized and unrealized gains and losses on Belcrest Capital's interest (through Belvedere Capital) in the Portfolio, real estate investments held through BRC and any direct investments of Belcrest Capital. Expenses of Belcrest Capital include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of Belcrest Capital and BRC, including its subsidiaries BSA, Bel Alliance and Bel Apartment. Belcrest Capital's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. Belcrest Capital's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BRC. The realized and unrealized gains and losses on investments have the most significant impact on Belcrest Capital's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and Belcrest Capital are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. The Portfolio is registered as a diversified management investment company under the Investment Company Act of 1940, as amended, and makes filings with the Securities and Exchange Commission that include information about its investment holdings. Through the impact of interest rates on the valuation of Belcrest Capital's investments in Partnership Preference Units through BRC and its positions in interest rate swap agreements, the performance of Belcrest Capital is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, Belcrest Capital's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

Results of Operations for the Quarter ended September 30, 2000 and the Nine Months Ended September 30, 2000

The  Fund  achieved  total  return  performance  of 2.2% for the  quarter  ended
September 30, 2000. This return reflects an increase in the Fund's net asset value per share from $124.68 to $127.47. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -1.0% over the same period. The Fund had a total return of -8.4% for the quarter ended September 30, 1999.

During the third quarter of 2000, U.S. equity market leadership was concentrated in defensive sectors such as utilities, financial services, aerospace/defense and energy. Stocks viewed as particularly vulnerable to a slowing economy--including most retail and basic industries stocks--were generally weak. Technology stocks were also generally weak, as a number of leading technology companies reported slowdowns or disappointment in their business results and investors became more sensitized to valuation and risk considerations. A number of speculative technology and Internet-related stocks saw their stock prices plunge during the third quarter. In this more cautious environment the Fund benefited from Tax-Managed Growth Portfolio's valuation-sensitive investment approach and broad diversification. In the fixed income markets, the third quarter saw declining interest rates on benchmark long-term government bonds. Spreads versus Treasuries for long-term corporate bonds widened to reflect credit concerns in a weakening economy. Real estate fixed income securities were relatively strong performers. The performance of the Fund during the quarter was favorably impacted by changes in valuation of its holdings of real estate partnership preference units.

The Fund achieved total return performance of 7.3% for the nine months ended September 30, 2000. This return reflects an increase in the Fund's net asset value per share from $118.78 to $127.47. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for U.S. stocks, had a total return of -1.4% over the same period. The Fund had a total return of -0.1% for the nine months ended September 30, 1999.

During the nine months ended September 30, 2000, the U.S. equity markets were lead by health care, financial services, utilities and energy stocks. Value stocks outperformed growth stocks. Retail stocks and basic industry stocks were hurt by increased concerns about a slowing economy. After a very strong start to the year, technology stocks generally turned weaker. Particularly during the third quarter, a number of leading technology companies reported business slowdowns or disclosed reduced expectations for future growth. As the year has progressed, stock investors have become more risk averse. A large number of speculative technology and Internet-related stocks saw plunging stock prices in the second and third quarters. In this more cautious environment the Fund benefited from Tax-Managed Growth Portfolio's valuation-sensitive investment approach and broad diversification.

In the fixed income markets, the first nine months of 2000 saw declining interest rates on benchmark long-term government bonds. Credit spreads for corporate issues widened appreciably to reflect increased concerns about credit issues in a weakening economy. Real estate fixed income securities were strong performers compared to fixed income issues in general. The Fund's investments in real estate partnership preference units and associated borrowings had a positive impact on the Fund's performance during the first nine months of 2000.

Liquidity and Capital Resources

As of September 30, 2000, Belcrest Capital had outstanding borrowings of $994.25 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until November 24, 2005. Belcrest Capital has available under the Credit Facility $155.75 million in unused loan commitments to meet short-term liquidity needs and for other purposes.

Belcrest Capital may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of September 30, 2000, the Portfolio had cash and short-term investments totaling $767.6 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at September 30, 2000, and, as of that date, the net assets of the Portfolio totaled $18,259.4 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of September 30, 2000, restricted securities, which are considered illiquid, constituted 2.3% of the net assets of the Portfolio.

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

The valuations of Partnership Preference Units held by Belcrest Capital through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. As described in Note 7 to the Fund's consolidated financial statements, the Fund has entered into interest rate swap contracts to hedge interest rate risks. Fluctuation in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by Belcrest Capital with respect to its borrowings under the Credit Facility. Fluctuations in the value of Partnership Preference Units derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by Belcrest Capital. Changes in the valuation of the Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by Belcrest Capital will cause the performance of Belcrest Capital to deviate from the performance of the Portfolio.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K:

     (a) Exhibits
     21 List of Subsidiaries
     27 Financial Data Schedules

     (b) Reports on Form 8-K
     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management, thereunto duly authorized on November 14, 2000.

                                BELCREST CAPITAL FUND LLC
                                (Registrant)

                                By:  EATON VANCE MANAGEMENT,
                                     its Manager


                                     By:  /s/ James L. O'Connor
                                          -----------------------------
                                          James L. O'Connor
                                          Vice President



                                     By:  /s/ William M. Steul
                                          -----------------------------
                                          William M. Steul
                                          Chief Financial Officer

                                  EXHIBIT INDEX

21   List of Subsidiaries
27   Financial Data Schedules