Form 10-K
period 2000-12-31
BELCREST CAPITAL FUND LLC
filed 2001-03-30
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2000
                          Commission File No. 000-30509

                            Belcrest Capital Fund LLC
             (Exact name of registrant as specified in its charter)

        Massachusetts                                   04-3453080
        -------------                     --------------------------------------
    (State of organization)                (I.R.S. Employer Identification No.)

   The Eaton Vance Building
255 State Street, Boston, Massachusetts                     02109
---------------------------------------                     -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:       617-482-8260
                                 --------------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                           ---------------------
Securities registered pursuant to Section 12(g) of the Act:

           Limited Liability Company Interests in the Fund ("Shares")
           ----------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on February 28, 2001 was $3,598,253,047. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant's manager, its executive officers and directors and persons holding 5% or more of the Registrant's Shares are affiliates.

                           Incorporation by Reference:
                           --------------------------

     The financial statements contained in Registrant's Form 10 filed with the Securities and Exchange Commission on April 28, 2000 (Accession No. 0000940394-00-000198) have been incorporated into the following Parts of this report: Part II and Part III.

                    The Exhibit Index is located on page 51.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

     Belcrest Capital Fund LLC (the "Fund") is a Massachusetts limited liability company organized in 1998 to provide diversification and tax-sensitive investment management to investors who are "qualified purchasers" as defined in
Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the "1940 Act"), and the rules thereunder. The Fund commenced its investment operations on November 24, 1998. The Fund conducted no operations prior to that date.

     The Fund seeks to achieve long-term, after-tax returns for qualified purchasers who have invested in the Fund ("Shareholders") by acquiring limited liability company interests ("Shares") in the Fund. The Fund pursues its investment objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the "Portfolio"), a diversified, open-end management investment company registered under the 1940 Act, with net assets of approximately $18.4 billion as of December 31, 2000. The Portfolio was organized in 1995 as successor to the investment operations of Eaton Vance Tax-Managed Growth Fund
1.0 (formerly Capital Exchange Fund), a mutual fund established in 1966 and managed from inception for long-term, after-tax returns. The Fund maintains its indirect investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (the "Company"), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. As of December 31, 2000, the investment assets of the Company consisted exclusively of an interest in the Portfolio with a value of $9.94 billion. As of such date, assets of the Fund invested in the Company totaled $3.96 billion.

     The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Under normal market conditions, the Portfolio invests at least 65% of its assets in common stocks. Although the Portfolio may also invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a portion of its assets in U.S. government obligations and high quality short-term notes. The Portfolio's holdings represent a number of different industries. Not more than 25% of the Portfolio's assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.

     In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio's investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities. Taxes on realized capital gains are minimized by avoiding or minimizing the sale of securities holdings with large accumulated capital gains. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. The Portfolio generally seeks to avoid realizing short-term capital gains. When a decision is made to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gains treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains.

     To protect against price declines in securities holdings with large accumulated capital gains, the Portfolio may use various investment techniques, including, but not limited to, the purchase of put options on securities held, equity collars (combining the purchase of a put option and the sale of a call option), equity swaps, covered short sales, and the sale of stock index futures contracts. By using these techniques rather than selling such securities, the Portfolio can reduce its exposure to price declines in the securities without realizing substantial capital gains under current tax law. The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days after the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash.

     Separate from its investment in the Portfolio through the Company, the Fund invests through its subsidiary, Belcrest Realty Corporation ("BRC"), in a portfolio of income-producing preferred equity interests in real estate operating partnerships generally affiliated with real estate investment trusts ("REITs") that are publicly traded ("Partnership Preference Units"), interests in real estate joint ventures ("Real Estate Joint Ventures") and interests in properties subject to long term, triple net leases ("Net Lease Properties") (collectively, "real estate investments"). BRC may purchase real estate investments from, and sell them to, other investment funds sponsored by the Eaton Vance organization and REIT subsidiaries thereof.

     Each issue of Partnership Preference Units held by BRC pays, or is expected to pay, regular quarterly dividends at fixed rates. None of the issues of Partnership Preference Units is or will be registered under the Securities Act of 1933, as amended (the "Securities Act"), and each issue is thus subject to restrictions on transfer. BRC invests in Partnership Preference Units of issuers whose preferred equity or senior debt securities have been deemed by BRC's investment adviser to be of investment-grade quality at the time of purchase. Each Real Estate Joint Venture in which BRC invests will be majority owned by BRC. The principal minority investor in each Real Estate Joint Venture (the "Operating Partner") will own a substantial interest therein and will provide the day-to-day operating management of the Real Estate Joint Venture, subject to the oversight of a board of directors controlled by BRC. Operating Partners may include publicly-traded REITs or their affiliates, as well as private real estate operating companies. It is expected that each Real Estate Joint Venture entered by BRC will be structured as described below. The property owned by each Real Estate Joint Venture is expected to be primarily multi-family residential properties, but may include other types of properties.

     At December 31, 2000, BRC owned a controlling interest in three Real Estate Joint Ventures. The assets of each Real Estate Joint Venture consist primarily of multi-family residential properties acquired from or in conjunction with the Operating Partner. Real Estate Joint Venture distributable cash flows are allocated such that BRC: 1) holds a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participates on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of BRC and a subordinated preferred return of the Operating Partner. Each Real Estate Joint Venture includes a buy/sell provision that can be activated by either BRC or the Operating Partner after a fixed period of years. Financing for the Real Estate Joint Ventures consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures that generally is without recourse to BRC and the Fund. Equity capital also was invested in the Real Estate Joint Ventures by BRC and the Operating Partners thereof. BRC's equity in the Real Estate Joint Ventures was acquired using the proceeds of Fund borrowings. At December 31, 2000, BRC also owned Net Lease Properties consisting of two suburban office buildings leased to a single investment grade tenant (as rated by Standard & Poor's Rating Group and Fitch/IBCA). These properties carry secured, non-recourse, fixed-rate financing. For a description of BRC's properties, see Item 2 below.

     BRC is a Delaware corporation that operates in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code (the "Code"). As a REIT, BRC is not subject to federal income tax on that portion of its ordinary income or taxable gain that it distributes to its stockholders each year. The Fund owns 100% of the common stock issued by BRC, and intends to hold all of BRC's common stock at all times. Additionally, at December 31, 2000, 2,100 Class A shares of Class A preferred stock were outstanding. The preferred stock is owned by 105 charitable organizations. As at December 31, 2000, assets of the Fund invested in BRC totaled $882.8 million.

     The Fund's equity in its real estate investments held through BRC are financed using borrowings under a seven-year revolving credit facility (the "Credit Facility") established with Merrill Lynch International Bank Limited. The Fund's obligations under the Credit Facility are secured by a pledge of its assets, including BRC common stock and shares of the Company. Borrowings under the Credit Facility are at an annual rate of LIBOR plus 0.45%, based on interest periods of one month to five years as selected by the Fund. Interest on outstanding borrowings is payable at the end of each interest period, but not less frequently than semi-annually. The Fund also pays a commitment fee of 0.10% on the unused loan commitment amount. As of December 31, 2000, outstanding borrowings under the Credit Facility totaled $1.01 billion, and the unused loan commitment amount was $143.8 million.

     The Fund has entered into cancelable interest rate swap agreements (the "swap agreements") with Merrill Lynch Capital Services, Inc. ("MLCS"), to lock in a positive spread between the distributions expected from BRC's equity in its real estate investments and the interest cost of the associated Fund borrowings under the Credit Facility. The swap agreements are valued on an ongoing basis by the Fund's investment adviser. Fluctuations in the value of the real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) are not offset by changes in the value of the swap agreements. The Fund has the right to terminate the swap agreements beginning in 2003, generally at dates corresponding approximately to the initial call dates of the Partnership Preference Units held by BRC. MLCS is a secured party under the Credit Facility. The obligations of MLCS under the arrangements are supported by the guarantee of Merrill Lynch & Co., Inc.

     In addition to its investment in the Portfolio through the Company and its investment in BRC, the Fund may invest directly in traded physical commodities (other than precious metals) and certain other types of assets that are not securities.

     The Fund issued Shares to Shareholders at closings taking place on November 24, 1998, February 23, 1999, April 29, 1999, July 28, 1999, September 7, 1999,
September 29, 1999 and October 22, 1999. At the seven closings, an aggregate of 33,519,481 Shares were issued in exchange for Shareholder contributions totaling $3,646.0 million. All Shareholder contributions (other than contributions by the Fund's Manager) were made in the form of securities. At each closing, all of the securities contributed by Shareholders were exchanged by the Fund into the Company for shares of the Company. Immediately thereafter, all of such securities were exchanged by the Company into the Portfolio for an interest in the Portfolio.

     Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the 1940 Act). The offering was conducted by Eaton Vance Distributors, Inc. ("EVD") as placement agent and by certain subagents appointed by EVD in reliance upon the exemption from registration provided by Rule 506 under the Securities Act.

     The Fund discontinued its private offering on October 22, 1999.

     The Fund has no officers or employees, inasmuch as its business affairs are conducted by its Manager, Eaton Vance Management ("EVM"), a Massachusetts business trust with offices at The Eaton Vance Building, 255 State Street, Boston, Massachusetts 02109, and its investment operations are conducted by its investment adviser, Boston Management and Research, a wholly-owned subsidiary of EVM.

ITEM 2.  PROPERTIES.
-------------------

     The Fund does not own any physical properties, other than indirectly as a result of BRC's investments in Partnership Preference Units and BRC's controlled subsidiaries. At December 31, 2000, in addition to investments in Partnership Preference Units, BRC owned interests in the following four controlled subsidiaries:

     Bel Santa Ana LLC is a wholly owned subsidiary of BRC that owns two suburban office buildings in Santa Ana, California, which are leased to a single investment-grade rated tenant under a triple net lease.

     Bel Alliance Properties LLC is a majority owned subsidiary of BRC that owns 41 multi-family residential properties located in seven states (Texas, Virginia, Maryland, Georgia, Alabama, North Carolina and Florida).

     Bel Apartment Properties Trust is a majority owned subsidiary of BRC that owns 10 multi-family residential properties located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee and Florida).

     Bel Communities Properties Trust is a majority owned subsidiary of BRC that owns 12 multi-family residential properties located in 11 states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee, Minnesota, Maryland, Oregon, Okalahoma and Florida).

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     There are no material pending legal proceedings to which the Fund or BRC is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     No items were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE FUND'S SHARES AND RELATED SHAREHOLDER MATTERS.
---------------------------------------------------------------------

(a) Market Information, Restrictions on Transfer of Shares and Redemption of Shares.

     There is no established public trading market for the Shares of the Fund, and the transfer of Shares is severely restricted by the Operating Agreement of the Fund.

     Other than transfer to the Fund in a redemption, transfers of Shares are expressly prohibited without the consent of EVM, which consent may be withheld in its sole discretion for any reason or for no reason. The Shares have not been and will not be registered under the Securities Act, and may not be resold unless an exemption from such registration is available. Shareholders have no right to require registration of the Shares and the Fund does not intend to register the Shares under the Securities Act or take any action to cause an exemption (whether pursuant to Rule 144 of the Securities Act or otherwise) to be available. The Fund is not and will not be registered under the 1940 Act, and no transfer of Shares may be made that would, in the opinion of counsel to the Fund, result in the Fund being required to be registered under the 1940 Act. In addition, no transfer of Shares may be made unless, in the opinion of counsel for the Fund, such transfer would not result in termination of the Fund for purposes of Section 708 of the Code or result in the classification of the Fund as an association or a publicly traded partnership taxable as a corporation under the Code. In no event shall all or any part of a Shareholder's Shares be assigned to a minor or an incompetent, unless in trust for the benefit of such person. Shares may be sold, transferred, assigned or otherwise disposed of by a

Shareholder only if, in the opinion of counsel, such transfer, assignment or disposition would not violate federal securities or state securities or "blue sky" laws (including investor qualification standards).

     Shares of the Fund may be redeemed on any business day. Redemptions of Shares held for at least three years will be met at net asset value. Shares redeemed within these years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. See Item 7 above. The Fund meets redemption requests principally by distributing securities drawn from the Portfolio, but may also distribute cash. If requested by a redeeming Shareholder, the Fund will meet a redemption request by distributing securities that were contributed by the redeeming Shareholder, provided that such securities are held in the Portfolio at the time of redemption. The securities contributed by a Shareholder will not be distributed to any other Shareholder in the Fund (or to any other investor in the Company or the Portfolio) during the first seven years following their contribution. A shareholder redemption request within seven years of a contribution of securities by such Shareholder will ordinarily be met by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in the Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder. If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's admission to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by BMR in its sole discretion. No Partnership Preference Units or other real estate investments held by BRC will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest. Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to be distributed will be at the sole discretion of BMR. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed less the applicable redemption fee, if any. The Fund's Credit Facility prohibits the Fund from honoring redemption requests while there is outstanding an event of default under the Credit Facility.

     The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or the Company under the 1940 Act, to avoid adverse tax or other consequences to the Portfolio, the Company, the Fund or the Shareholders, or to discharge such Shareholder's obligation to reimburse the Fund for state taxes paid by the Fund on behalf of the Shareholder and accrued interest thereon. No redemption fee is payable in the event of a compulsory redemption.

     The high and low net asset values per Share of the Fund during each full quarterly period for the Fund's fiscal years ended December 31, 1999 and 2000 are as follows:

     Quarter Ended                     High                            Low
     -------------                     ----                            ---
        3/31/99                       $111.50                        $103.03
        6/30/99                       $115.22                        $108.40
        9/30/99                       $118.09                        $104.83
       12/31/99                       $118.78                        $100.44
        3/31/00                       $129.17                        $112.90
        6/30/00                       $127.33                        $112.78
        9/30/00                       $131.74                        $121.36
       12/31/00                       $127.33                        $115.39

     There are no outstanding options or warrants to purchase, or securities convertible into, Shares of the Fund. Shares of the Fund cannot be sold pursuant to Rule 144 under the Securities Act, and the Fund does not propose to publicly offer any of its Shares at any time.

     (b)  Record Holders of Shares of the Fund.

     As of February 28, 2001, there were 1,192 record holders of Shares of the Fund.

     (c)  Distributions.

     Except as provided in the next paragraph, the Fund intends to make annual income distributions approximately equal to the amount of its net investment income, if any, and annual capital gains distributions equal to approximately 22% of the amount of its net realized capital gains, if any, other than precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder. In addition, whenever a distribution in respect of a
precontribution   gain  is  made,  the  Fund  intends  to  make  a  supplemental distribution generally equal to approximately 6% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. The Fund's distribution rates with respect to realized gains may be adjusted at a future time to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains. Shareholder distributions with respect to net investment income and realized post-contribution gains will be made pro rata in proportion to the number of Shares held as of the record date of the distribution. Distributions that are made in respect of realized precontribution gains and the associated supplemental distributions will be made solely to the Shareholders to whom such gain is allocated. The Fund's net investment income and net realized gains include the Fund's allocated share of the net investment income and net realized gains, the Company and, indirectly, the Portfolio plus all income earned in the Fund's direct and indirect investments, less all actual and accrued expense of the Fund and BRC. The Fund's Credit Facility prohibits the Fund from making any distribution to Shareholders while there is outstanding an event of default under the Credit Facility.

     On December 20, 1999, the Fund made an income distribution of $0.91 per Share from its net investment income to Shareholders of record on December 20, 1999. On December 29, 2000, the Fund made an income distribution of $1.21 per Share from its net investment income and a long-term gain distribution of $0.03 to Shareholders of record on December 28, 2000.

     (d)  Recent Sales of Unregistered Securities.

     The Fund held its initial closing of November 24, 1998, at which time qualified purchasers contributed cash of $10,000* and equity securities with an aggregate exchange value of $517,599,933 in exchange for an aggregate of 5,150,225.046 Shares of the Fund. Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501 (a) under the Securities Act who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the 1940 Act) in certain states through EVD, the placement agent, and certain subagents appointed by EVD in reliance upon the exemption from registration provided by Rule 506 under the Securities Act.

     The Fund held a second closing on February 23, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $668,374,856 in exchange for an aggregate of 6,122,657.185 Shares of the Fund. The Fund held a third closing on April 29, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $435,673,373 in exchange for an aggregate of 3,823,915.545 Shares of


--------
* Contributed by EVM in exchange for 100 Shares of the Fund. No selling commission applied to such 100 Shares.

the Fund. The Fund held a fourth closing on July 28, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $804,331,565 in exchange for an aggregate of 7,051,661.181 Shares of the Fund. The Fund held a fifth closing on September 7, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $358,807,908 in exchange for an aggregate of 3,185,637.791 Shares of the Fund. The Fund held a sixth closing on September 29, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $743,904,897 in exchange for an aggregate of 7,058,869.442 Shares of the Fund. The Fund held a seventh and final closing on October 22, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $117,303,803 in exchange for an aggregate of 1,126,515.900 Shares of the Fund. In connection with each of the foregoing closings, Shares of the Fund were privately offered and sold only to accredited investors who were qualified purchasers in the manner described above.

ITEM 6.  FINANCIAL INFORMATION.
------------------------------

     The Fund commenced its investment operations on November 24, 1998, and the consolidated data referred to below reflects the period commencing on that date through December 31, 1998 (the end of the Fund's first fiscal year) and the fiscal years ended December 31, 1999 and 2000.

                                                 Period Ended            Fiscal Year Ended       Fiscal Year Ended
Table of Selected Financial Data              December 31, 1998          December 31, 1999       December 31, 2000
--------------------------------              -----------------          -----------------       -----------------

Total investment income                           $1,303,798                $69,398,141             $184,443,819

Interest expense                                  $1,006,805                $39,181,865             $106,481,607

Net   expenses    (including    interest          $1,918,650                $53,487,074             $163,858,005
expense)

Net investment income (loss)                      $(614,852)                $15,911,067             $16,188,469

Minority Interest in Net Income                     ------                    ------                 $4,397,345

Net realized gain (loss)                          $(233,937)               $(20,032,514)            $59,911,984

Net change in unrealized appreciation            $30,412,330               $351,001,290             $23,202,514

Net increase in net assets from                  $29,563,541               $346,879,843             $99,302,967
operations

Total assets                                     $711,459,486             $5,066,809,383           $5,597,503,897

Loan payable                                     $165,000,000             $1,130,000,000           $1,006,250,000

Net assets                                       $544,202,835             $3,920,612,531           $3,807,101,131

Shares outstanding                                5,148,858                 33,007,386               31,646,617

Net  Asset  Value and  Redemption  Price           $105.69                    $118.78                 $120.30
per Share

Distribution paid per Share                         $0.05                      $0.91                   $1.24


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.
-------------------------------------------------------------------------------

Results of Operations
---------------------

     Increases and decreases in the Fund's net asset value per Share are derived from net investment income, and realized and unrealized gains and losses on investments, including securities investments held through the Fund's indirect interest (through the Company) in the Portfolio, real estate investments held through BRC and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of BRC, the Company, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund. The Fund's most significant expense is interest incurred on borrowings under the Credit Facility. Fund borrowings are used primarily to finance the purchase of real estate investments through BRC. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of the Company, and indirectly the Portfolio, as well as realized and unrealized gains and losses on real estate investments held through BRC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per Share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's real estate investments held through BRC and its positions in swap agreements, the performance of the Fund is also affected by movements in interest rates and, particularly, by changes in credit spread relationships. On a combined basis, the Fund's real estate investments and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

     The Fund achieved a total return of 5.7% for the period from its inception on November 24, 1998 until December 31, 1998. This return reflects an increase in the Fund's net asset value per Share from $100.00 to $105.69, and the payment of a distribution of $0.05 per share at the conclusion of the year. For comparison, the Standard & Poor's 500 Index (the "S&P 500"), an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of 3.8% over the same period.

     For the fiscal year ended December 31, 1999, the Fund achieved a total return of 13.30%. This return reflects an increase in the Fund's net asset value per Share from $105.69 to $118.78, and the payment of a distribution of $0.91 per share at the conclusion of the year. For comparison, the S&P 500 had a total return of 21.03% over the same period.

     The Fund achieved a total return of 2.3% for the fiscal year ended December 31, 2000. This return reflects an increase in the Fund's net asset value per Share from $118.78 to $120.30, and the payment of a distribution of $1.24 per share at the conclusion of the year. For comparison, the S&P 500 Index had a total return of -9.10% over the same period.

     In 2000, the U.S. equity markets were characterized by extreme volatility and dramatic declines in the more aggressive sectors. After a prolonged period in which risk-taking in stocks was amply rewarded, the markets became more conservative during 2000. Many technology, media and telecom stocks that were big winners in 1998 and 1999 experienced massive price declines in 2000 - victims of diminished growth expectations, earnings shortfalls and a collapse in valuations from inflated levels. The tech-heavy NASDAQ Composite plunged over 39%, giving back nearly all the gains made in 1999. Other market sectors performed much better in 2000, benefiting from a shift in investor focus away from the technology/media/telecom area. Market-leading sectors included utilities, energy and healthcare stocks.

     The Fund's real estate investments exerted a modest drag on performance in 2000, primarily in the second half of the year. This can be attributed to weakness in the market for preferred equity securities due to rising credit concerns in a slowing economy. Reflecting the fundamental strength of the U.S. real estate sector, real estate preferreds generally outperformed other types of preferred equity securities in 2000.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2000, the Fund had outstanding borrowings of $1.01 billion and unused loan commitments of $143.8 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until November 24, 2005. As of December 31, 1999, the Fund had outstanding borrowings of $1.13 billion and unused loan commitments of $20.0 million under the Credit Facility. The Credit Facility is being used primarily to finance the Fund's equity in its real estate investments and will continue to be used for such purposes in the future, as well as to provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

     The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio follow the practice of normally meeting redemptions by distributing securities, consisting, in the case of the Company, of securities drawn from the Portfolio. The Company and the Portfolio may also meet redemptions by distributing cash. As of December 31, 2000, the Portfolio had cash and short-term investments totaling $314.2 million, compared to $642.7 million as of December 31, 1999. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 1999 or December 31, 2000. As of December 31, 2000, the net assets of the Portfolio totaled $18.4 billion, compared to $15.1 billion as of December 31, 1999. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2000, restricted securities, which are considered illiquid, constituted 2.7% of the net assets of the Portfolio, compared to 5.0% as of December 31, 1999.

     The Partnership Preference Units held by BRC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid. The liquidity of BRC's other real estate investments also is extremely limited. The lease and mortgage structures of the Net Lease Properties limit the pool of potential acquirors of these assets, and it is not anticipated that these properties will be widely marketable until the expiration of both the current lease and that lease's renewal options (which expire in 2027). BRC's investment in Real Estate Joint Ventures are similarly illiquid, and have been structured as an investment of at least ten years (until
2010), at which time a buy/sell mechanism offers liquidity to both BRC and the respective Operating Partners. Transfers of BRC's interest in a Real Estate Joint Venture to parties other than the Operating Partners thereof are constrained by the terms of the operating management agreement, buy/sell arrangements with the Operating Partner, and lender consent requirements.

     Redemptions of Fund Shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

     (a)  Quantitative Disclosure about Market Risk.

     As noted above, the Fund may enter into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc. (MLCS). The Fund has the right to terminate the interest rate swap agreements beginning in 2003, generally at dates corresponding approximately to the initial call dates of the Partnership Preference Units held by the Fund.

                                                                                       Unrealized        Unrealized
               Notional                                    Initial                    Appreciation      Appreciation
                Amount                                    Optional        Final      (Depreciation)    (Depreciation)
 Effective      (000's         Fixed        Floating     Termination   Termination   At December 31,  At December 31,
   Date        omitted)        Rate           Rate          Date           Date           2000              1999
------------------------------------------------------------------------------------------------------------------------
   11/98     $20,644,750         6.330%    Libor+.45%       02/03         11/05           --- *              $1,265,451
   11/98        68,750           6.225%    Libor+.45%       11/03         11/05            $1,196,307         4,445,740
   11/98        24,528           6.295%    Libor+.45%       5/03          11/05               411,928         1,526,923
   11/98        41,368           6.310%    Libor+.45%       2/03          11/05               706,962         2,562,785
   02/99      40,035,410         6.545%    Libor+.45%       02/03         11/05           --- *               2,079,543
   02/99        9,030            6.505%    Libor+.45%       3/03          11/05               102,930           483,072
   02/99        21,996           6.497%    Libor+.45%       4/03          11/05               244,166         1,174,226
   02/99      12,970,800         6.495%    Libor+.45%       06/03         11/05           --- *                 688,760
   02/99        20,018           6.439%    Libor+.45%       11/03         11/05               199,789         1,094,309
   02/99       111,000           6.407%    Libor+.45%       2/04          11/05             1,082,897         6,182,680
   04/99        80,000           6.555%    Libor+.45%       4/04          11/05               273,503         3,868,250
   04/99        16,468           6.720%    Libor+.45%       2/03          11/05                88,815           731,149
   04/99      4,018,230          6.716%    Libor+.45%       03/03         11/05           --- *                 178,049
   04/99      7,844,872          6.700%    Libor+.45%       04/03         11/05           --- *                 350,225
   04/99      8,701,753          6.692%    Libor+.45%       06/03         11/05           --- *                 387,326
   04/99        12,671           6.618%    Libor+.45%       11/03         11/05                49,102           590,442
   04/99        15,105           6.590%    Libor+.45%       2/04          11/05                49,789           713,143
   07/99        26,516           7.308%    Libor+.45%       11/03         11/05             (496,405)           420,202
   07/99        40,193           7.301%    Libor+.45%       2/04          11/05             (840,927)           602,342
   07/99        10,109           7.237%    Libor+.45%       4/04          11/05             (207,635)           171,715
   07/99       155,000           7.231%    Libor+.45%       7/04          11/05           (3,515,996)         2,501,920
   07/99      13,199,520         7.442%    Libor+.45%       04/03         11/05           --- *                 174,318
   07/99      5,080,903          7.349%    Libor+.45%       06/03         11/05           --- *                  81,759
   09/99        17,674           7.700%    Libor+.45%       2/04          11/05             (600,675)          (45,650)
   09/99        9,833            7.635%    Libor+.45%       7/04          11/05             (363,677)          (23,163)
   09/99      5,062,185          7.840%    Libor+.45%       06/03         11/05           --- *                (20,784)
   09/99        43,000          7.6525%    Libor+.45%       9/04          11/05           (1,686,087)         (169,629)
   09/99        35,024           7.644%    Libor+.45%       7/04          11/05           (1,306,409)          (96,962)
   09/99      20,009,642         7.855%    Libor+.45%       06/03         11/05           --- *               (118,788)
   09/99      5,019,578          7.915%    Libor+.45%       04/03         11/05           --- *                (29,122)
   09/99       212,000          7.6224%    Libor+.45%       9/04          11/05           (8,156,580)         (587,812)
   09/99        1,907            7.580%    Libor+.45%       4/04          11/05              (61,654)             3,331
                                                                                    ------------------------------------
Total                                                                                  $ (12,829,857)      $ 31,185,750

* Terminated during year ended December 31, 2000.

     (b)  Qualitative Information about Market Risk.

     The value of Fund Shares may not increase or may decline. The performance of the Fund fluctuates. There can be no assurance that the performance of the Fund will match that of the United States stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, the Portfolio's investment adviser generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio's, and hence the Fund's, exposure to losses during stock market declines may nonetheless be higher than that of funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

     The Portfolio invests in securities issued by foreign companies and the Fund may acquire foreign investments. Foreign investments involve considerations and possible risks not typically associated with investing in the United States. The value of foreign investments to U.S. investors may be adversely affected by changes in currency rates. Foreign brokerage commissions, custody fees and other costs of investing are generally higher than in the United States, and foreign investments may be less liquid, more volatile and more subject to government regulation than in the United States. Foreign investments could be adversely affected by other factors not present in the United States, including expropriation, confiscatory taxation, lack of uniform accounting and auditing standards, armed conflict, and potential difficulty in enforcing contractual obligations.

     In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indices, instruments, or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of stock index futures contracts and options on stock index futures; the purchase of put options and the sale of call options on securities held; equity swaps; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that an equal amount is held of the security sold short (a covered short sale) and may also lend portfolio securities. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss.
Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to meet their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

     The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

     Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on its real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns to be achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings is senior to the rights of the Shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions.

     The success of BRC's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). Partnership Preference Units also depend upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. BRC's investment in a Real Estate Joint Venture may be influenced by decisions which the Operating Partner of such Venture may make on behalf of the property owned thereby and potential changes in the specific real estate sub-markets in which the properties are located. The debt of each Real Estate Joint Venture is fixed-rate, secured by the underlying properties and with limited recourse to BRC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BRC's equity interest. There can be no assurance that BRC's ownership of real estate investments will be an economic success. Moreover, the success of any Real Estate Joint Venture investment depends in large part upon the performance of the Operating Partner. Operating Partners will be subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. Operating Partners will have an economic incentive to maximize the prices at which they sell properties to Real Estate Joint Ventures and to minimize the prices at which they acquire properties from Real Estate Joint Ventures. Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by Real Estate Joint Ventures. Future investment opportunities identified by Operating Partners will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by Operating Partners in their other businesses may interfere with the operations of Real Estate Joint Ventures.

     The valuations of Partnership Preference Units held by the Fund through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. The ongoing value of BRC's investments in Real Estate Joint Ventures, Net Lease Properties and other real property subsidiaries will be substantially uncertain. BRC's investments in Real Estate Joint Ventures, Net Lease Properties and other real property subsidiaries generally will be stated at estimated market value based on independent valuations, assuming an orderly disposition of assets. Detailed investment evaluations will be performed annually and reviewed periodically. Interim valuations will reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent evaluation. Fluctuations in the value of real estate investments derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The Fund's financial statements, together with the auditors' report thereon, appearing on pages 21 through 68 of the Fund's Form 10 filed with the Securities and Exchange Commission on April 28, 2000, are incorporated herein by reference. The Fund's financial statements for the fiscal year ended December 31, 2000, together with the auditors' reports thereon, appearing on pages 21 through 49 hereof, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
--------------------------------------------------------------------------------

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.
------------------------------------------

     The Fund has no individual directors or executive officers. The Fund is managed by EVM. Each of the Fund, BRC and the Portfolio engage Boston Management and Research ("BMR"), a wholly-owned subsidiary of EVM, as investment adviser. EVM, its affiliates and predecessor companies have been investment advisers to individuals and institutions since 1924 and have been advising investment companies since 1931. BMR and EVM currently have assets under investment management of more than $45 billion. EVM is a wholly-owned subsidiary of Eaton Vance Business Trust, which is wholly-owned by Eaton Vance Corp. ("EVC"), a publicly-held holding company which, through its subsidiaries and affiliates, engages primarily in investment management, administration and marketing activities. The non-voting common stock of EVC is listed and traded on the New York Stock Exchange. All shares of the voting common stock of EVC are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc. ("EV"), a wholly-owned subsidiary of EVC, is the sole trustee of Eaton Vance Business Trust, EVM and BMR, each of which is a Massachusetts business trust. The names of the executive officers and the directors of EV and their ages and principal occupations are set forth below:

DIRECTORS AND EXECUTIVE OFFICERS OF EATON VANCE, INC.

     James B. Hawkes, (59), is Chairman, President and Chief Executive Officer of EVM, BMR, EVC and EV and a Director of EVC and EV. He is also a Trustee and an officer of various investment companies managed by EVM or BMR and has been employed by the Eaton Vance organization for 30 years.

     Thomas E. Faust Jr., (42), is Executive Vice President of Eaton Vance, BMR, EVC and EV, and Chief Equity Investment Officer of Eaton Vance and BMR. He is also an officer of various investment companies managed by Eaton Vance or BMR and has been employed by the Eaton Vance organization for 15 years.

     Alan R. Dynner, (60), is Vice President and Chief Legal Officer of EVM, BMR and EVC, and Secretary and Clerk of EV. He is also an officer of various investment companies managed by EVM or BMR. He joined Eaton Vance on November 1, 1996. Prior to joining Eaton Vance, Mr. Dynner was a partner in the New York and Washington offices of the law firm of Kirkpatrick & Lockhart LLP.

     William M. Steul, (58), is Vice President and Chief Financial Officer of EVM, BMR, EVC and EV. He joined Eaton Vance in December 1994.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     Under the terms of the Fund's investment advisory and administrative agreement with BMR, BMR is entitled to receive a monthly advisory and administrative fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of the Fund reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of the Fund's investment in the Company. The term gross investment assets of the Fund is defined in the agreement to include the value of all assets of the Fund other than the Fund's investments in BRC, minus the sum of the Fund's liabilities other than the principal amount of money borrowed. The advisory fee payable for such month to BMR by the Portfolio in respect of the Fund's indirect investment in the Portfolio is credited toward the Fund's advisory and administrative fee payment. For the fiscal years ended December 31, 1999 and 2000, the advisory and administrative fees paid by the Fund to BMR, less the Fund's allocated share of the Portfolio's advisory fee, totaled $6,963,463 and $6,886,754, respectively. BMR has agreed to waive a portion of the monthly advisory and administrative fee payable by the Fund to the extent that such fee, together with the monthly distribution fee payable to EVD, exceeds an annual rate of 0.60% of the average daily gross investment assets of the Fund (as defined above), reduced by the portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of the Fund's investment in the Portfolio. For the fiscal years ended December 31, 1999 and December 31, 2000, BMR waived $2,075,525 and $3,927,324, respectively, of the advisory and administrative fee payable by the Fund.

     Under the terms of BRC's management agreement with BMR, BMR receives a monthly management fee at the rate of 1/20th of 1% (equivalent to 0.60%
annually) of the average daily gross investment assets of BRC. The term gross investment assets of BRC is defined in the agreement to include the value of all assets of BRC, minus the sum of BRC's liabilities other than the principal amount of money borrowed. (For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.) For the fiscal years ended December 31, 1999 and 2000, BRC paid BMR management fees of $3,646,587 and $6,809,483, respectively.

     Under the terms of the Portfolio's investment advisory agreement with BMR, BMR receives a monthly advisory fee at a base rate of 5/96 of 1% (equivalent to 0.625% annually) of the average daily net assets of the Portfolio up to $500 million. On net assets of $500 million or more the monthly fee is reduced and is computed as follows: 9/192 of 1% (equivalent to 0.5625% annually) of the average daily net assets of the Portfolio of $500 million but less than $1 billion; 1/24 of 1% (equivalent to 0.50% annually) of the average daily net assets of the Portfolio of $1 billion but less than 1.5 billion; 7/192 of 1% (equivalent to 0.4375% annually) of the average daily net assets of the Portfolio of $1.5 billion; but less than $7 billion; 17/480 of 1% (equivalent to 0.425% annually) of the average daily net assets of the Portfolio of $7 billion but less than $10 billion; and 11/320 of 1% (equivalent to 0.4125% annually) of the average daily net assets of the Portfolio of $10 billion but less than $15 billion; and 1/30 of 1% (equivalent to 0.40% annually) of the average daily net assets of the Portfolio of $15 billion and above. As of December 31, 2000, net assets of the Portfolio totaled $18.4 billion As indicated above, the Fund's allocated share of the monthly advisory fee paid by the Portfolio to BMR is credited toward the Fund's advisory and administrative fee payments. For the fiscal years ended December 31, 1999 and 2000, the advisory fee applicable to the Portfolio was 0.45% and 0.43%, respectively, of average daily net assets for such periods, and the Fund's allocated portion of the fee amounted to $9,380,632 and $17,867,409, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.

     To the knowledge of the Fund, no person beneficially owns more than five percent of the Shares of the Fund.

     (b)  Security Ownership of Management.

     EVM, the Manager of the Fund, beneficially owned 101.892 Shares of the Fund as of March 21, 2001. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.

     (c)  Changes in Control.

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     See the information set forth under Item 11 above.

     Pursuant to a servicing agreement between the Company and EVD, the Company pays a servicing fee to EVD for providing certain services and information to direct and indirect investors in the Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of the Company's average daily net assets. With respect to investors in the Company and Shareholders of the Fund who subscribed through a subagent, EVD has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of the Company or Shares of the Fund to such persons. The Fund will assume its allocated share of the Company's servicing fee. The servicing fee payable in respect of the Fund's investment in the Company is credited toward the Fund servicing fee described below. During the fiscal year ended December 31, 2000, the Company paid servicing fees aggregating $6,156,044 which were attributable to the Fund's investments in the Company.

     Pursuant to a servicing agreement between the Fund and EVD, the Fund pays a servicing fee to EVD for providing certain services and information to the Shareholders of the Fund. The servicing fee is paid on a quarterly basis, at an annual rate of 0.20% of the Fund's average daily net assets. With respect to Shareholders who subscribed through a subagent, EVD has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of Shares of the Fund to such persons. The Fund's allocated share of the servicing fee paid by the Company is credited toward the Fund's servicing fee payment, thereby reducing the amount of the servicing fee paid by the Fund. During the fiscal year ended December 31, 2000, the Fund paid servicing fees aggregating $1,764,568.

     Of the foregoing service fee amounts allocated to and incurred by the Fund, $3,890,707 was paid to sub-agents based on the value of Shares sold by them. The balance of such amounts was retained by EVD.

     Under the terms of the Fund's distribution agreement with EVD, EVD receives a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of the Fund as compensation for its services as placement agent. The distribution fee accrued from the Fund's initial closing and will continue for a period of ten years (subject to the annual approval of Eaton Vance, Inc.). For the fiscal year ended December 31, 2000, the distribution fees paid or accrued to EVD totaled $3,927,324.

     Shares of the Fund redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. The redemption fee is payable to BMR in cash by the Fund on behalf of the redeeming Shareholder. No redemption fee is imposed on Shares of the Fund held for at least three years, Shares acquired through the reinvestment of Fund distributions, Shares redeemed in connection with a tender offer or other extraordinary corporate event involving securities contributed by the redeeming Shareholder, or Shares redeemed following the death of all of the initial owners of the Shares redeemed. No redemption fee applies to redemptions by a Shareholder who, during any 12 month period, redeems less than 8% of the total number of Shares held by the Shareholder as of the beginning of such period. During the fiscal year ended December 31, 2000, BMR received redemption fees of $1,388,829 from the Fund on behalf of redeeming Shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

     (a)  Financial Statements.

     (1) (i) The following is a list of all financial statements incorporated by reference from the Fund's Form 10 dated April 28, 2000 into this report:

          Portfolio of Investments as of December 31, 1999

          Consolidated  Statement of Assets and  Liabilities  as of December 31,
          1999

          Consolidated Statement of Operations for the fiscal year ended December 31, 1999

          Consolidated Statements of Changes in Net Assets for the fiscal year ended December 31, 1999 and for the period from the start of business, November 24, 1998, to December 31, 1998

          Consolidated Statement of Cash Flows for the fiscal year ended December 31, 1999

          Notes to Consolidated Financial Statements

          Independent Auditors' Report dated February 11, 2000

          Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 1999

          Statement of Assets and Liabilities of Tax-Managed Growth Portfolio as of December 31, 1999

          Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 1999

          Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 1999 and December 31, 1998

          Supplementary Data of Tax-Managed Growth Portfolio for the fiscal periods ended December 31, 1999, December 31, 1998, October 31, 1998, October 31, 1997 and October 31, 1996

          Notes to Financial Statements

          Independent Auditors' Report dated February 11, 2000

          (ii) The following is a list of all financial statements filed as a part of this report:

          Portfolio of Investments as of December 31, 2000

          Consolidated  Statement of Assets and  Liabilities  as of December 31,
          2000

          Consolidated Statement of Operations for the fiscal year ended December 31, 2000

          Consolidated Statements of Changes in Net Assets for the fiscal years ended December 31, 2000 and December 31, 1999

          Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2000

          Notes to Consolidated Financial Statements

          Independent Auditors' Report dated March 9, 2001

          Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2000

          Statement of Assets and Liabilities of Tax-Managed Growth Portfolio as of December 31, 2000

          Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 2000

          Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2000 and December 31, 1999

          Supplementary Data of Tax-Managed Growth Portfolio for the fiscal periods ended December 31, 2000, December 31, 1999, December 31, 1998 and October 31, 1998, October 31, 1997

          Notes to Financial Statements

          Independent Auditors' Report dated February 16, 2001

     (b)  Reports on Form 8-K.

          None.

(c) The following is a list of all exhibits filed as a part of this registration statement:

     3 Copy of Amended and Restated Operating Agreement of the Fund dated November 24, 1998 filed as Exhibit 3 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the Operating Agreement also defines the rights of the holders of Shares of the Fund)

     4 Copy of Loan and Security Agreement dated as of November 24, 1998, First Amendment thereto dated as of February 23, 1999; Second Amendment thereto dated as of April 28, 1999; Third Amendment thereto dated as of July 28, 1999, and Fourth Amendment thereto dated as of September 1, 1999, Fifth Amendment thereto dated as of September 29, 1999; and Sixth Amendment thereto dated as of March 8, 2000 filed as Exhibit 4 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

     4(2) Copy of Seventh Amendment to Loan and Security Agreement dated as of June 29, 2000 and copy of Eighth Amendment thereto dated as of November 27, 2000 filed herewith.

     9         Not applicable and not filed.

     10(1) Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(1) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

     10(2) Copy of Management Agreement between Belcrest Realty Corporation and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(2) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

     10(2)(a) Copy of Amendment No. 1 to Management Agreement between Belcrest Realty Corporation and Boston Management and Research dated as of December 28, 1999 filed herewith.

     10(3) Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated August 14, 1998 filed as Exhibit 10(3) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

     10(4) Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated August 14, 1998 filed as
               Exhibit 10(4) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

     11        Not applicable and not filed.

     12        Not applicable and not filed.

     21        List of Subsidiaries of the Fund filed herewith.

     24        Not applicable and not filed.

     99        Form N-SAR of Eaton Vance Tax-Managed  Growth Portfolio (File No.
               811-7409) for its fiscal year ended December 31, 2000 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on March 1, 2001 (Accession No. 0000940394-01-000043) (incorporated herein by reference pursuant to Rule 12b-32).

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

CONSOLIDATED PORTFOLIO OF INVESTMENTS

INVESTMENT IN BELVEDERE CAPITAL FUND
COMPANY LLC -- 71.2%


SECURITY                        SHARES           VALUE

---------------------------------------------------------------
Investment in Belvedere
Capital Fund Company LLC
(Belvedere Capital)             22,331,415       $3,955,678,939
---------------------------------------------------------------
Total Investment in Belvedere Capital
   (identified cost, $3,455,301,863)             $3,955,678,939
---------------------------------------------------------------


PARTNERSHIP PREFERENCE UNITS -- 12.4%


SECURITY                        UNITS            VALUE

---------------------------------------------------------------
AMB Property II, L.P.
(Delaware Limited
Partnership affiliate of
AMB Property Corporation),
8.75% Series C Cumulative
Redeemable Preferred
Units,
Callable from 11/24/03+          1,150,000       $   54,155,800
Bradley Operating Limited
Partnership (Delaware
Limited Partnership
affiliate of Bradley Real
Estate, Inc.), 8.875%
Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable from 2/23/04+             976,608           19,121,399
Camden Operating, L.P.
(Delaware Limited
Partnership affiliate of
Camden Property Trust),
8.50% Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable from 2/23/04+             170,000            3,756,201
Colonial Realty Limited
Partnership (Delaware
Limited Partnership
affiliate of Colonial
Properties Trust), 8.875%
Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable from 2/23/04+           1,030,000           43,541,911
Essex Portfolio, L.P.
(California Limited
Partnership affiliate of
Essex Property
Trust, Inc.), 7.875%
Series B Cumulative
Redeemable Preferred
Units,
Callable from 2/6/03+              623,000           23,396,765
Essex Portfolio, L.P.
(California Limited
Partnership affiliate of
Essex Property
Trust, Inc.), 9.125%
Series C Cumulative
Redeemable Preferred
Units,
Callable from 11/24/03+            420,000           18,228,840
Liberty Property L.P.
(Pennsylvania Limited
Partnership affiliate of
Liberty Property Trust),
9.25% Series B Cumulative
Redeemable Preferred
Units,
Callable from 7/28/04+           2,565,000           56,507,976
MHC Operating Limited
Partnership (Illinois
Limited Partnership
affiliate of Manufactured
Home Communities, Inc.),
9% Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable from 9/29/04+           3,000,000           64,304,100

SECURITY                        UNITS            VALUE

---------------------------------------------------------------
National Golf Operating
Partnership, L.P.
(Delaware Limited
Partnership affiliate of
National Golf
Properties, Inc.), 8%
Series A Cumulative
Redeemable Preferred
Units,
Callable from 3/4/03+              760,000       $   26,805,960
National Golf Operating
Partnership, L.P.
(Delaware Limited
Partnership affiliate of
National Golf
Properties, Inc.), 9.30%
Series B Cumulative
Redeemable Preferred
Units,
Callable from 7/28/04+           1,200,000           24,602,400
PSA Institutional
Partners, L.P. (California
Limited Partnership
affiliate of Public
Storage, Inc.), 9.50%
Series N Cumulative
Redeemable Perpetual
Preferred Units,
Callable from 3/17/05+           3,515,000           91,562,938
Prentiss Properties
Acquisition Partners, L.P.
(Delaware Limited
Partnership affiliate of
Prentiss Properties
Trust), 9.45% Series C
Cumulative Redeemable
Perpetual Preferred Units,
Callable from 9/17/04+           1,400,000           31,788,680
Price Development Company,
L.P. (Maryland Limited
Partnership affiliate of
J.P. Realty, Inc.), 8.95%
Series B Cumulative
Redeemable Preferred
Partnership Units,
Callable from 7/28/04+           2,575,000           54,888,185
Regency Centers, L.P.
(Delaware Limited
Partnership affiliate of
Regency Realty
Corporation), 9.125%
Series D Cumulative
Redeemable Preferred
Units,
Callable from 9/29/04+             350,000           32,511,255
Spieker Properties, L.P.
(California Limited
Partnership affiliate of
Spieker
Properties, Inc.), 7.6875%
Series D Cumulative
Redeemable Preferred
Units,
Callable from 4/20/03+             990,000           40,599,900
Summit Properties
Partnership, L.P.
(Delaware Limited
Partnership affiliate of
Summit Properties, Inc.),
8.95% Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable from 4/29/04+           2,215,000           47,214,497
Urban Shopping Centers,
L.P. (Illinois Limited
Partnership affiliate of
Urban Shopping
Centers, Inc.), 9.45%
Series D Cumulative
Redeemable Perpetual
Preferred Units,
Callable from 10/1/04+           2,400,000           55,639,200
---------------------------------------------------------------
Total Partnership Preference Units
   (identified cost, $771,557,092)               $  688,626,007
---------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

CONSOLIDATED PORTFOLIO OF INVESTMENTS CONT'D

OTHER REAL ESTATE INVESTMENTS -- 15.9%


DESCRIPTION                                      VALUE

---------------------------------------------------------------
Rental Property(1)(2)                            $  879,987,063
---------------------------------------------------------------
Total Rental Property
   (identified cost, $879,987,063)               $  879,987,063
---------------------------------------------------------------


COMMERCIAL PAPER -- 0.5%


                                PRINCIPAL
                                AMOUNT
SECURITY                        (000'S OMITTED)      VALUE

-------------------------------------------------------------------
American Express Credit
Corp., 6.48%, 01/02/01            $    14,405        $   14,402,407
Corporate Asset Funding
Corp., 6.00%, 01/02/01                 13,490            13,487,752
-------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $27,890,159)                  $   27,890,159
-------------------------------------------------------------------
Total Investments -- 100.0%
   (identified cost, $5,134,736,177)                 $5,552,182,168
-------------------------------------------------------------------



+    Security exempt from registration under the Securities
     Act of 1933. At December 31, 2000, the value of these securities totaled $688,626,007, or 18.1% of net assets.
(1) Investment valued at fair value using methods determined in good faith by or at the direction of the manager of Belcrest Realty Corporation.
(2) Rental property represents 63 multi-family residential properties located in thirteen states and two suburban office buildings located in California. None of the individual properties represent more than 5% of net assets.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES


AS OF DECEMBER 31, 2000

Assets
--------------------------------------------------------
Investments, at value
   (identified cost, $5,134,736,177)      $5,552,182,168
Cash                                          10,419,784
Cash - security deposits                         970,626
Dividends receivable                          12,288,687
Escrow deposits - restricted                  12,078,851
Prepaid and deferred expenses                  6,210,987
Accounts receivable and other assets           2,982,937
Swap interest receivable                         369,857
--------------------------------------------------------
TOTAL ASSETS                              $5,597,503,897
--------------------------------------------------------
Liabilities
--------------------------------------------------------
Loan payable                              $1,006,250,000
Mortgage payable, net of unamortized
   debt issuance costs                       648,625,391
Open interest rate swap contracts, at
   value                                      12,829,857
Security deposits                              2,698,676
Accrued expenses:
   Interest expense                           14,713,521
   Accrued property taxes                      8,062,588
   Other accrued expenses                      4,349,200
Other liabilities                              2,823,496
Minority interests in controlled
   subsidiaries                               90,050,037
--------------------------------------------------------
TOTAL LIABILITIES                         $1,790,402,766
--------------------------------------------------------
NET ASSETS FOR 31,646,617 SHARES
   OUTSTANDING                            $3,807,101,131
--------------------------------------------------------
Shareholders' Capital
--------------------------------------------------------
SHAREHOLDERS' CAPITAL                     $3,807,101,131
--------------------------------------------------------

Net Asset Value and Redemption
Price Per Share
--------------------------------------------------------
($3,807,101,131  DIVIDED BY 31,646,617
   SHARES OUTSTANDING)                    $       120.30
--------------------------------------------------------


CONSOLIDATED STATEMENT OF OPERATIONS


FOR THE YEAR ENDED
DECEMBER 31, 2000

Investment Income
------------------------------------------------------
Dividends allocated from Belvedere
   Capital
   (net of foreign taxes, $237,335)       $ 35,439,620
Interest allocated from Belvedere
   Capital                                  10,593,510
Expenses allocated from Belvedere
   Capital                                 (24,784,211)
------------------------------------------------------
Net investment income allocated from
   Belvedere Capital                      $ 21,248,919
Dividends from partnership preference
   units                                    78,704,548
Rental income                               83,323,856
Interest                                     1,166,496
------------------------------------------------------
TOTAL INVESTMENT INCOME                   $184,443,819
------------------------------------------------------
Expenses
------------------------------------------------------
Investment advisory and administrative
   fees                                   $ 13,696,237
Distribution and servicing fees              5,691,892
Property management fees                     3,167,938
Interest expense on credit facility         73,798,691
Interest expense on mortgages               32,451,872
Property and maintenance expenses           26,445,927
Property taxes and insurance                 8,827,769
Legal and accounting services                1,577,327
Amortization of deferred expenses              723,873
Interest expense on swap contracts             231,044
Organizational expense                         150,496
Custodian and transfer agent fees               84,195
Printing and postage                             9,865
Miscellaneous                                  928,203
------------------------------------------------------
TOTAL EXPENSES                            $167,785,329
------------------------------------------------------
Deduct --
   Reduction of investment adviser and
      administrative fees                 $  3,927,324
------------------------------------------------------
NET EXPENSES                              $163,858,005
------------------------------------------------------
Net investment income before minority
   interests in share of net income of
   controlled subsidiaries                $ 20,585,814
Minority interests in net income of
   controlled subsidiaries                  (4,397,345)
------------------------------------------------------
NET INVESTMENT INCOME                     $ 16,188,469
------------------------------------------------------
Realized and Unrealized Gain (Loss)
------------------------------------------------------
Net realized gain (loss) --
   Investment transactions from
      Belvedere Capital
      (identified cost basis)             $117,483,431
   Investment transactions in
      partnership preference units
      (identified cost basis)              (63,944,347)
   Termination of interest rate swap
      contracts                              6,372,900
------------------------------------------------------
NET REALIZED GAIN                         $ 59,911,984
------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investment in Belvedere Capital
      (identified cost basis)             $(16,693,441)
   Investments in partnership preference
      units
      (identified cost basis)               83,911,562
   Interest rate swap contracts            (44,015,607)
------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION)                         $ 23,202,514
------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN          $ 83,114,498
------------------------------------------------------

NET INCREASE IN NET ASSETS FROM
   OPERATIONS                             $ 99,302,967
------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELCREST CAPITAL FUND LLC AS DECEMBER 31, 2000

CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS


INCREASE (DECREASE)                       YEAR ENDED            YEAR ENDED
IN NET ASSETS                             DECEMBER 31, 2000     DECEMBER 31, 1999

------------------------------------------------------------------------------------
Net investment income                     $         16,188,469  $         15,911,067
Net realized gain (loss) on
   investment transactions                          59,911,984           (20,032,514)
Net change in unrealized appreciation
   (depreciation) of investments                    23,202,514           351,001,290
------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS
   FROM OPERATIONS                        $         99,302,967  $        346,879,843
------------------------------------------------------------------------------------
Transactions in Fund Shares --
   Investment securities contributed      $                 --  $      3,128,396,402
   Less -- Selling commissions                              --           (11,854,961)
------------------------------------------------------------------------------------
Net contributions                         $                 --  $      3,116,541,441
Net asset value of Shares issued to
   Shareholders in payment of
   distributions declared                           17,804,221            14,142,044
Net asset value of Shares redeemed                (186,699,799)          (71,057,947)
------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
   FROM FUND SHARE TRANSACTIONS           $       (168,895,578) $      3,059,625,538
------------------------------------------------------------------------------------
Distribution to Shareholders
   Belcrest Capital Fund                  $        (39,059,995) $        (30,079,045)
   Special distributions to Shareholders            (4,590,391)                   --
   Preferred Shareholders of BRC                       (16,800)              (16,640)
   Minority Shareholders of
      controlled subsidiaries                         (251,603)                   --
------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS TO SHAREHOLDERS       $        (43,918,789) $        (30,095,685)
------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS     $       (113,511,400) $      3,376,409,696
------------------------------------------------------------------------------------
Net Assets
------------------------------------------------------------------------------------
At beginning of year                      $      3,920,612,531  $        544,202,835
------------------------------------------------------------------------------------
AT END OF YEAR                            $      3,807,101,131  $      3,920,612,531
------------------------------------------------------------------------------------



CONSOLIDATED STATEMENT OF CASH FLOWS


                                          YEAR ENDED
INCREASE (DECREASE) IN CASH               DECEMBER 31, 2000

--------------------------------------------------------------
Cash Flows From (For) Operating
   Activities --
   Net investment income                  $         16,188,469
   Adjustment to reconcile net
      investment income to net cash
      flows from operating
      activities --
      Amortization of deferred costs                   723,873
      Net investment income allocated
         from Belvedere Capital                    (21,248,919)
      Increase in dividends receivable             (10,771,968)
      Increase in deferred costs                    (4,766,502)
      Decrease in prepaid expenses                      88,039
      Increase in interest receivable
         for open swap contracts                       (42,607)
      Increase in escrow deposits                   (3,159,846)
      Increase in other assets                      (2,590,437)
      Increase in accrued property taxes             6,414,269
      Increase in accrued interest and
         accrued operating expenses                  1,809,339
      Improvements to property                      (3,614,716)
      Purchases of partnership
         preference units                         (113,469,200)
      Payments for investments in other
         real property                            (147,285,488)
      Cash assumed in connection with
         acquisition of real estate
         investments                                 1,605,788
      Sales of partnership preference
         units                                     392,744,753
      Proceeds from terminated interest
         rate swap contracts                         6,372,900
      Net decrease in investment in
         Belvedere Capital                          88,483,631
      Increase in minority interest                      2,000
      Increase in short-term investments           (27,890,159)
      Minority interests in share of net
         income of
         controlled subsidiaries                     4,397,345
--------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES  $        183,990,564
--------------------------------------------------------------
Cash Flows From (For) Financing
   Activities --
   Repayment of Credit Facility           $       (123,750,000)
   Payment on mortgage                              (2,558,004)
   Payment of distributions                        (24,073,636)
   Payments for Fund Shares redeemed               (30,486,081)
   Capital contribution to controlled
      subsidiaries                                   2,268,637
--------------------------------------------------------------
NET CASH FLOWS USED FOR FINANCING
   ACTIVITIES                             $       (178,599,084)
--------------------------------------------------------------

NET INCREASE IN CASH                      $          5,391,480
--------------------------------------------------------------

CASH AT BEGINNING OF YEAR                 $          5,028,304
--------------------------------------------------------------

CASH AT END OF YEAR                       $         10,419,784
--------------------------------------------------------------

Supplemental Disclosure and Non-cash
Investing and Financing Activities
--------------------------------------------------------------
Change in unrealized appreciation of
   investments and open swap contracts    $         23,202,514
Interest paid for loan                    $         76,346,426
Interest paid for mortgages               $         28,199,930
Interest paid for swap contracts          $            273,651
Market value of securities distributed
   in payment of redemptions              $        158,693,354
Market value of real property and other
   assets, net of current liabilities,
   contributed to Fund                    $        889,105,508
Mortgages assumed in conjunction with
   acquisitions of real property          $        658,744,135
--------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    Organization
-------------------------------------------
A Investment Objective -- Belcrest Capital Fund LLC (Belcrest Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belcrest Capital is to achieve long-term, after-tax returns for shareholders. Belcrest Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the state of New York. Belcrest Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belcrest Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belcrest Capital invests in real estate assets including income-producing preferred equity interests in real estate operating partnerships (partnership preference units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in controlled real property subsidiaries.

B Subsidiaries -- Belcrest Capital invests in real estate through its subsidiary Belcrest Realty Corporation (BRC). BRC invests directly in partnership preference units and indirectly in real property through its controlled subsidiaries Bel Santa Ana LLC (BSA), Bel Alliance Properties LLC (Bel Alliance), Bel Apartment Properties Trust (Bel Apartment) and Bel Communities Properties Trust (Bel Communities).

     BRC -- BRC invests directly in partnership preference units and also holds a 100% interest in BSA and majority interests in Bel Alliance, Bel Apartment and Bel Communities. At December 31, 2000, Belcrest Capital owned 100% of the common stock issued by BRC and intends to hold all of BRC's common stock at all times. Additionally, 2,100 shares of preferred stock of BRC are outstanding at December 31, 2000. The preferred stock has a par value of $0.01 per share and is redeemable by BRC at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities.

     BSA -- BSA, a wholly-owned subsidiary of BRC, owns two suburban office buildings located in California. The property is leased to a single investment-grade tenant (as rated by Standard & Poor's and Fitch IBCA) under a triple net lease.

     BEL ALLIANCE -- Bel Alliance, a majority-owned subsidiary of BRC, owns forty-one multi-family residential properties (collectively, the Bel Alliance Properties) located in seven states (Texas, Virginia, Maryland, Georgia, Alabama, North Carolina, and Florida). BRC owns 100% of the Class A units of Bel Alliance, representing 55% of the equity interests in Bel Alliance, and a minority shareholder (the Bel Alliance Minority Shareholder) owns 100% of the Class B units, representing 45% of the equity interests in Bel Alliance. The Class B equity interest is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holders of the Class B units.

     BEL APARTMENT -- Bel Apartment, a majority-owned subsidiary of BRC, owns ten multi-family residential properties (collectively, the Bel Apartment Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee and Florida). BRC owns Class A units of Bel Apartment, representing a 75% equity interest in Bel Apartment, and a minority shareholder (the Bel Apartment Minority Shareholder) owns Class B units, representing a 25% equity interest in Bel Apartment. The equity interest of the Bel Apartment minority shareholder is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holder of Class B units.

     BEL COMMUNITIES -- Bel Communities, a majority-owned subsidiary of BRC, owns twelve multi-family residential properties (collectively, the Bel Communities Properties) located in eleven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee, Minnesota, Maryland, Oregon, Oklahoma and Florida). BRC owns Class A units of Bel Communities, representing a 75% equity interest in Bel Communities, and a minority shareholder (the Bel Communities Minority Shareholder) owns Class B units, representing a 25% equity interest in Bel Communities. The equity interest of the Bel Communities minority shareholder is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holder of Class B units.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     The accompanying consolidated financial statements include the accounts of Belcrest Capital, BRC, BSA, Bel Alliance, Bel Apartment and Bel Communities (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

     The audited financial statements of the Portfolio, including the portfolio of investments, are included elsewhere in this report and should be read in conjunction with the Fund's financial statements.

2    Significant Accounting Policies
-------------------------------------------
     The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its financial statements. The policies are in conformity with generally accepted accounting principles.

A Investment Costs -- The Fund's investment assets were acquired through contributions of common stock by Shareholders in exchange for Shares of Belcrest Capital, in private purchases of partnership preference units and real estate investments and through contributions of real estate investments in exchange for minority interests in controlled subsidiaries. Upon receipt of common stock from Shareholders, Belcrest Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's securities are carried in the financial statements is the value of the contributed common stock as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing Shareholders' basis in securities and cash contributed to the Fund. The initial tax and financial reporting basis of the Fund's investments in securities and real estate purchased by the Fund is the purchase cost. The initial financial reporting basis of the Fund's investments in real estate contributed to the Fund is the market value on contribution date. The initial tax basis of real estate investments contributed to the Fund is the market value on the date of contribution, the contributor's tax basis at the time of contribution or a combination thereof depending on the taxability of the contribution.

B Investment Valuations -- The Fund's investments consist of partnership preference units, other real property investments, shares of Belvedere Capital and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (Note 8). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio is as follows:

     Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, are normally valued on the basis of valuations furnished by a pricing service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees. Investments held by the Fund for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as investment adviser. Interest rate swap contracts for which prices are unavailable are valued as determined in good faith by BMR.

     The value of the Fund's real estate investments is determined in good faith by BMR, as manager of BRC, taking into account all relevant factors, data and information, including, with respect to investments in partnership preference units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than partnership preference units are generally stated at estimated market values based upon independent valuations assuming orderly disposition of assets. Detailed investment valuations are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation.

C Interest Rate Swaps -- The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes quarterly payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments from the counterparty at a predetermined spread to three-month LIBOR. During the terms of the outstanding swap agreements, changes in the

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     underlying values of the swaps are recorded as unrealized gains or losses. The Fund is exposed to credit loss in the event of non-performance by the swap counterparty.

D Written Options -- The Portfolio and the Fund may write listed and over-the-counter call options on individual securities, on baskets of securities and on stock market indices. Upon the writing of a call option, an amount equal to the premium received by the Portfolio or Fund is included in the Statement of Assets and Liabilities of the respective entity as a liability. The amount of the liability is subsequently marked-to-market to reflect the current value of the option written in accordance with the investment valuation policies discussed above. Premiums received from writing options that expire are treated as realized gains. Premiums received from writing options that are exercised or are closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss. The Portfolio or Fund as a writer of an option may have no control over whether the underlying securities may be sold and as a result bears the market risk of an unfavorable change in the price of the securities underlying the written option.

E Purchased Options -- Upon the purchase of a put option, the premium paid by the Portfolio or Fund is included in the Statement of Assets and Liabilities of the respective entity as an investment. The amount of the investment is subsequently marked-to-market to reflect the current market value of the option purchased, in accordance with the investment valuation policies discussed above. If an option which the Portfolio or Fund has purchased expires on the stipulated expiration date, the Portfolio or Fund will realize a loss in the amount of the cost of the option. If the Portfolio or Fund enters into a closing sale transaction, the Portfolio or Fund will realize a gain or loss, depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. If the Portfolio or Fund exercises a put option, it will realize a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid.

F Rental Operations -- The apartment units held by Bel Alliance are leased to residents generally for terms of one year or less, with monthly payments due in advance. The apartment units held by Bel Apartment and Bel
     Communities are leased to residents generally for a term of one year renewable upon consent of both parties on a year-to-year or month-to-month basis. The office property held by BSA is leased for a remaining term of approximately 15 years with options to extend such lease for two additional six-year periods.

     The  escrow  accounts  related  to Bel  Alliance,  Bel  Apartment  and  Bel
     Communities   consist  of  deposits  for  real  estate  taxes,   insurance,
     environmental, renovation, reserve for replacements and capital repairs required under mortgage agreements, debt service and security deposit accounts. Bel Alliance, Bel Apartment and Bel Communities have no access to these funds once deposited into the escrow accounts. Amounts are held by the respective financial institutions and controlled by the lender (Note
     9).

     Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of the building and improvements.

G Income -- Dividend income is recorded on the ex-dividend date and interest and rental income is recorded on the accrual basis.

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

H Deferred Costs -- Costs incurred by the Fund in connection with its organization have been expensed as incurred. Costs incurred by the Fund in connection with its offering were amortized over the Fund's offering period. Deferred mortgage origination expenses incurred in connection with the financing of Bel Alliance, Bel Apartment and Bel Communities are amortized over the terms of the respective loans.

I Income Taxes -- Belcrest Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belcrest Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of BRC, Bel Alliance, Bel Apartment and Bel Communities is to comply with the Internal Revenue Code applicable to REITs. BRC, Bel Alliance, Bel Apartment and Bel Communities will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT. BSA is a single member limited liability company treated as a pass-through entity for federal tax purposes.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

J    Other -- Investment transactions are accounted for on a trade date basis.

K Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

3    Distributions  to Shareholders
------------------------------------
     The Fund intends to distribute each year all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains for such year, if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such Shareholder, for which no capital gain distribution is made. In addition, whenever a distribution in respect of a precontribution gain is made, the Fund makes a special distribution to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions. Special distributions paid during the year ended December 31, 2000 totaled $4,590,391.

     In addition, BRC, Bel Alliance, Bel Apartment and Bel Communities intend to distribute substantially all of their taxable income earned by the respective entities during the year.

4    Shareholder Transactions
-------------------------------------------
     The Fund may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares, including contributions of securities and cash in exchange for Shares of the Fund, were as follows:

                                         YEAR ENDED            YEAR ENDED
                                         DECEMBER 31, 2000     DECEMBER 31, 1999

    ----------------------------------------------------------------------------
    Issued at Fund closings                    --                28,369,256
    Issued to Shareholders electing to
     receive payment of distributions in
     Fund Shares                             146,075                127,006
    Redemptions                              (1,506,844)            (637,734)
    ----------------------------------------------------------------------------
    NET INCREASE (DECREASE)                   (1,360,769)           27,858,528
    ----------------------------------------------------------------------------

     Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc.(EVD) by the Fund on behalf of the redeeming Shareholder. No charge is levied on redemptions of Shares acquired through the reinvestment of distributions, Shares redeemed in connection with a tender offer or other extraordinary corporate event or Shares redeemed following the death of all of the initial holders of the Shares redeemed. In addition, no fee applies to redemptions by a Shareholder, who, during any 12-month period, redeems less than 8% of the total number of Shares held by the Shareholder as of the beginning of the 12-month period. For the year ended December 31, 2000 EVD received $1,388,829 in redemption fees.

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

5    Investment Transactions
-------------------------------------------
     Increases and decreases of the Fund's investment in Belvedere Capital for the year ended December 31, 2000 aggregated $142,279,521 and $389,456,506, respectively. Purchases and sales of partnership preference units aggregated $113,469,200 and $392,744,753, respectively, for the year ended December 31, 2000. Acquisitions of other real property, through purchases and contributions, totaled $147,285,488 for the year ended December 31, 2000.

     Sales of partnership preference units for the year ended December 31, 2000 include amounts sold to other funds sponsored by EVM.

6    Indirect Investment in Portfolio
-------------------------------------------
     Belvedere Capital's interest in the Portfolio at December 31, 2000, was $9,944,343,179, representing 54.1% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at December 31, 2000 was $3,955,678,939, representing 39.8% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2000 totaled $100,027,958, of which $46,033,130 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2000 totaled $39,931,120, of which $18,450,386 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $6,333,825 for the year

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     ended December 31, 2000, representing $177,781 of operating expenses and $6,156,044 of service fees (Note 10).

7    Rental Property
-------------------------------------------
     The average occupancy rate for real property held by Bel Alliance, consisting of 13,833 residential units, was approximately 93% at December 31, 2000. The average occupancy rate for real property held by Bel Apartment, consisting of 2,530 residential units, was approximately 95% at December 31, 2000. The average occupancy rate for real property held by Bel Communities, consisting of 2,624 residential units, was approximately 96% at December 31, 2000. The real property held by BSA, consisting of two suburban office buildings, was 100% occupied at December 31, 2000. The value of real property owned by the Fund through BSA, Bel Alliance, Bel Apartment and Bel Communities at December 31, 2000, is as follows:


    Land                                      $160,169,027
    Buildings, improvements and
     other assets                              719,818,036
    ------------------------------------------------------
    VALUE                                     $879,987,063
    ------------------------------------------------------


8    Cancelable Interest Rate Swap Agreements
-------------------------------------------
     The Fund has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.


                 NOTIONAL                               INITIAL                      UNREALIZED
                  AMOUNT                               OPTIONAL       FINAL         APPRECIATION
    EFFECTIVE     (000'S     FIXED    FLOATING        TERMINATION  TERMINATION     (DEPRECIATION)
    DATE         OMITTED)     RATE    RATE               DATE         DATE      AT DECEMBER 31, 2000

    ------------------------------------------------------------------------------------------------
       11/98       68,750    6.225%   Libor + .45%      11/24/03     11/24/05    $       1,196,307
       11/98       24,528    6.295%   Libor + .45%      05/24/03     11/24/05              411,928
       11/98       41,368    6.310%   Libor + .45%      02/24/03     11/24/05              706,962
       02/99        9,030    6.505%   Libor + .45%      03/04/03     11/24/05              102,930
       02/99       21,996    6.497%   Libor + .45%      04/20/03     11/24/05              244,166
       02/99       20,018    6.439%   Libor + .45%      11/24/03     11/24/05              199,789
       02/99      111,000    6.407%   Libor + .45%      02/23/04     11/24/05            1,082,897
       04/99       80,000    6.555%   Libor + .45%      04/28/04     11/24/05              273,503
       04/99       16,468    6.720%   Libor + .45%      02/06/03     11/24/05               88,815
       04/99       12,671    6.618%   Libor + .45%      11/24/03     11/24/05               49,102
       04/99       15,105    6.590%   Libor + .45%      02/23/04     11/24/05               49,789
       07/99       26,516    7.308%   Libor + .45%      11/24/03     11/24/05             (496,405)
       07/99       40,193    7.301%   Libor + .45%      02/23/04     11/24/05             (840,927)
       07/99       10,109    7.237%   Libor + .45%      04/29/04     11/24/05             (207,635)
       07/99      155,000    7.231%   Libor + .45%      07/28/04     11/24/05           (3,515,996)
       09/99       17,674    7.700%   Libor + .45%      02/23/04     11/24/05             (600,675)
       09/99        9,833    7.635%   Libor + .45%      07/28/04     11/24/05             (363,677)
       09/99       43,000   7.6525%   Libor + .45%      09/17/04     11/24/05           (1,686,087)
       09/99       35,024    7.644%   Libor + .45%      07/28/04     11/24/05           (1,306,409)
       09/99      212,000   7.6224%   Libor + .45%      09/28/04     11/24/05           (8,156,580)
       09/99        1,907    7.580%   Libor + .45%      04/29/04     11/24/05              (61,654)
    ------------------------------------------------------------------------------------------------
       TOTAL                                                                     $     (12,829,857)
    ------------------------------------------------------------------------------------------------

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

9    Debt
-------------------------------------------
A Mortgages -- Rental property held by the Fund is financed through various mortgages issued to the real estate subsidiaries. Mortgages payable are reported on the Consolidated Statement of Assets and Liabilities net of unamortized debt issuance costs. A description of the mortgages issued to each of the real estate subsidiaries, excluding unamortized debt issuance costs, is as follows:

     Real property held by Bel Alliance is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts, including all sub-accounts thereunder, and an assignment of certain leases and rents. Balances at December 31, 2000 are as follows:


                                               MONTHLY
                                   ANNUAL   PRINCIPAL AND
                                   INTEREST    INTEREST          BALANCE AT
    MATURITY DATE                   RATE       PAYMENT      DECEMBER 31, 2000

    ----------------------------------------------------------------------------
    April 1, 2010                   8.560%    $  213,139        $ 27,458,402
    January 1, 2028                 7.143%       418,459          60,083,860
    July 1, 2009                    7.740%       235,286          32,524,700
    April 1, 2010                   8.640%       308,577          39,466,760
    April 1, 2010                   8.640%       236,624          30,264,010
    April 1, 2010                   8.560%       224,163          28,878,713
    April 1, 2010                   8.560%       173,885          22,401,406
    May 1, 2009                     7.250%        36,155           5,228,274
    February 1, 2009                7.220%       313,618          45,348,838
    February 1, 2009                7.220%       332,517          48,081,581
    July 1, 2009                    7.830%       277,228          38,001,415
    ----------------------------------------------------------------------------
                                                $2,769,651        $377,737,959
    ----------------------------------------------------------------------------


     Real property held by Bel Apartment is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balance at December 31, 2000 is as follows:



                                         ANNUAL   MONTHLY
                                        INTEREST  INTEREST       BALANCE AT
    MATURITY DATE                         RATE    PAYMENT*    DECEMBER 31, 2000

    ----------------------------------------------------------------------------
    May 1, 2010                          8.330%   $745,323      $107,369,483


* Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

     Real property held by Bel Communities is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balance at December 31, 2000 is as follows:


                                        ANNUAL   MONTHLY
                                       INTEREST  INTEREST       BALANCE AT
    MATURITY DATE                        RATE    PAYMENT*   DECEMBER 31, 2000

    ----------------------------------------------------------------------------
    December 1, 2010                    7.540%   $760,283      $121,000,000


* Mortgage provides for monthly payments of interest only through December 1, 2010, with the entire principal balance due on December 1, 2010.

     Real property held by BSA is financed through a loan collateralized by its real property. The balance at December 31, 2000 is as follows:


                                                  MONTHLY
                                      ANNUAL   PRINCIPAL AND
                                     INTEREST    INTEREST          BALANCE AT
    MATURITY DATE                      RATE      PAYMENT**     DECEMBER 31, 2000

    ----------------------------------------------------------------------------
    July 10, 2015                     7.180%     $337,500         $50,078,689


** Amount indicates current monthly loan payment. Amount increases as rental payments under lease agreement with property tenant increases.

     Scheduled repayments of mortgages, excluding unamortized debt issuance costs, for the years subsequent to December 31, 2000, are as follows:


    YEARS ENDING DECEMBER 31,                 AMOUNT

    ------------------------------------------------------
    2001                                      $  3,797,253
    2002                                         4,100,974
    2003                                         4,429,166
    2004                                         5,611,627
    2005                                         6,077,951
    Thereafter                                 632,169,160
    ------------------------------------------------------
                                              $656,186,131
    ------------------------------------------------------


B Credit Facility -- Belcrest Capital has obtained a $1,150,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA, Bel Alliance, Bel Apartment and Bel Communities. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belcrest Capital may borrow for interest periods of one month to five years. In addition, Belcrest Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of Belcrest Capital. Additional borrowings under the Credit Facility may be made in the future for these purposes. At December 31, 2000, amounts outstanding under the Credit Facility totaled $1,006,250,000.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D


10   Management Fees and Other Transactions with Affiliates
-------------------------------------------
     The Fund and the Portfolio have engaged BMR as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2000, the advisory fee applicable to the Portfolio was 0.43% of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $38,608,769 of which $17,867,409 was allocated to the Fund for the year ended December 31, 2000. In addition, Belcrest Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belcrest Capital (including the value of all assets of Belcrest Capital other than Belcrest Capital's investment in BRC, minus the sum of Belcrest Capital's liabilities other than the principal amount of money borrowed). BRC pays BMR a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BRC (which consist of all assets of BRC minus the sum of BRC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC). The advisory fee payable by the Portfolio in respect of Belcrest Capital's indirect investment in the Portfolio is credited toward the Fund's advisory and administrative fee payment. For the year ended December 31, 2000, the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $13,696,237.

     EVM serves as manager of Belcrest Capital and receives no separate compensation for services provided in such capacity.

     Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $13,327,074 for the year ended December 31, 2000, of which $6,156,044 was allocated to Belcrest Capital. Pursuant to a servicing agreement between Belcrest Capital and EVD, Belcrest Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital. For the year ended December 31, 2000, the servicing fee paid directly by Belcrest Capital totaled $1,764,568. Of the amounts allocated to and incurred by the Fund, for the year ended December 31, 2000, $3,890,707 was paid to subagents.

     As compensation for its services as placement agent, Belcrest Capital pays EVD a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of Belcrest Capital. For the year ended December 31, 2000, Belcrest Capital's distribution fees paid or accrued to EVD totaled $3,927,324. BMR has agreed to waive a portion of the monthly advisory and administrative fee payable by Belcrest Capital to the extent that such fee, together with the monthly distribution fee to EVD, exceeds an annual rate of 0.60% of the average daily gross investment assets of Belcrest Capital (other than Belcrest Capital's investment in BRC), reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of Belcrest Capital's investment in Belvedere Capital. For the year ended December 31, 2000, BMR has waived $3,927,324 of the advisory and administrative fee of Belcrest Capital.

     Bel Alliance indirectly holds real property through eleven operating partnerships. Each operating partnership has entered into or assumed a management agreement with an affiliate of the Bel Alliance Minority Shareholder (Note 1B). The management agreements provide for a management fee and allows for reimbursement to the manager for all direct expenses incurred by the manager for managing the Bel Alliance Properties. For the period from inception, March 17, 2000 to December 31, 2000, Bel Alliance paid or accrued property management fees amounting to $2,660,398.

     An affiliate of the Bel Apartment Minority Shareholder (Note 1B) provides day-to-day management of Bel Apartment pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing Bel Apartment Properties. For the period from inception, June 30, 2000 to December 31, 2000, Bel Apartment paid or accrued property management fees amounting to $429,647.

     An affiliate of the Bel Communities Minority Shareholder (Note 1B) provides day-to-day management of Bel Communities pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing Bel Communities Properties. For the period from inception, November 28, 2000 to December 31, 2000, Bel Communities paid or accrued property management fees amounting to $77,893.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2000

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS
OF BELCREST CAPITAL FUND LLC AND SUBSIDIARIES
---------------------------------------------

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated portfolio of investments, of Belcrest Capital Fund LLC and Subsidiaries, (collectively, the Fund) as of December 31, 2000, and the related consolidated statements of operations and cash flows for the year then ended and the consolidated statement of changes in net assets for the two years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Fund as of December 31, 2000, the results of its consolidated operations and its consolidated cash flows for the year then ended, and the consolidated changes in its net assets for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 9, 2001

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 98.1%



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------
Advertising and Marketing Services -- 3.4%
--------------------------------------------------------------------------
ACNielsen Corp.(1)                              66,001     $     2,392,536
Advo, Inc.(1)                                  670,000          29,731,250
Catalina Marketing Corp.(1)                     76,714           2,987,051
Harte-Hanks Communications, Inc.               135,487           3,209,348
Havas Advertising ADR(1)                     2,431,419          34,343,793
IMS Health, Inc.                               498,012          13,446,324
Interpublic Group Cos., Inc.                 3,641,817         155,004,836
Lamar Advertising Co.(1)                       857,818          33,106,456
Omnicom Group, Inc.                          3,174,478         263,084,864
TMP Worldwide, Inc.(1)                         119,580           6,576,900
TMP Worldwide, Inc.(1)(2)(3)                    34,846           1,916,128
True North Communications, Inc.                499,879          21,244,857
Valassis Communications, Inc.(1)               975,000          30,773,438
Ventiv Health, Inc.(1)                         160,833           2,020,465
WPP Group PLC                                  488,000           6,356,639
WPP Group PLC ADR                              155,310           9,755,409
--------------------------------------------------------------------------
                                                           $   615,950,294
--------------------------------------------------------------------------
Aerospace and Defense -- 0.8%
--------------------------------------------------------------------------
Boeing Company (The)                         1,634,544     $   107,879,904
Boeing Company (The)(2)(3)                     250,000          16,478,344
Honeywell International, Inc.                  284,652          13,467,598
Northrop Grumman Corp.                          67,538           5,605,654
Raytheon Co., Class B                          213,564           6,633,832
Teledyne Technologies, Inc.(1)                   6,117             144,514
--------------------------------------------------------------------------
                                                           $   150,209,846
--------------------------------------------------------------------------
Apparel and Textiles -- 0.0%
--------------------------------------------------------------------------
Shaw Industries, Inc.                          325,000     $     6,154,687
Unifi, Inc.(1)                                  51,208             457,671
--------------------------------------------------------------------------
                                                           $     6,612,358
--------------------------------------------------------------------------
Auto and Parts -- 0.2%
--------------------------------------------------------------------------
Aftermarket Technology Corp.(1)                 46,000     $       100,625
Borg-Warner Automotive, Inc.                   230,270           9,210,800
DaimlerChrysler                                 19,952             822,022
Dana Corp.                                      46,137             706,473
Delphi Automotive Systems                        6,128              68,940
Ford Motor Co.                                 240,055           5,626,289
General Motors Corp.                            13,596             692,546
Genuine Parts Co.                              147,059           3,851,108

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Auto and Parts (continued)
--------------------------------------------------------------------------
Harley-Davidson, Inc.                           49,700     $     1,975,575
Honda Motor Co. Ltd. ADR                         5,000             369,375
SPX Corp.(1)                                    47,862           5,178,070
TRW, Inc.                                        2,000              77,500
Visteon Corp.                                   15,135             174,053
--------------------------------------------------------------------------
                                                           $    28,853,376
--------------------------------------------------------------------------
Banks - Money Center -- 0.4%
--------------------------------------------------------------------------
Bank of Montreal                               136,928     $     7,214,394
Chase Manhattan Corp.(1)                       459,027          20,857,039
Morgan (J.P.) & Co., Inc.                      218,780          36,208,090
Royal Bank of Scotland Group PLC                51,201           1,209,977
Royal Bank of Scotland
Group PLC (A.V.S.)(1)                           50,837              63,033
--------------------------------------------------------------------------
                                                           $    65,552,533

--------------------------------------------------------------------------
Banks - Regional -- 5.9%
--------------------------------------------------------------------------
AmSouth Bancorporation                         692,177     $    10,555,699
Associated Banc-Corp.                          624,922          18,982,006
Bank of America Corp.                        1,327,437          60,896,173
Bank of Granite Corp.                           22,500             523,125
Bank of New York Co., Inc. (The)               359,398          19,834,277
Bank One Corp.                               1,238,985          45,377,826
Bank United Corp.                              102,072           6,960,035
Banknorth Group, Inc.                           65,720           1,310,292
BB&T Corp.                                     695,376          25,946,217
City National Corp.                            130,000           5,045,625
Colonial Bancgroup, Inc. (The)                 396,090           4,257,967
Comerica, Inc.                                 155,041           9,205,559
Commerce Bancshares, Inc.                      142,938           6,074,846
Community First Bancshares, Inc.               418,000           7,889,750
Compass Bancshares, Inc.                       306,668           7,321,698
Fifth Third Bancorp                            447,549          26,741,053
First Citizens BancShares, Inc.                 65,900           5,321,425
First Financial Bancorp.                        51,393             873,681
First Midwest Bancorp, Inc.                    458,929          13,194,209
First Tennessee National Corp.                  33,488             969,059
First Union Corp.                            1,237,805          34,426,452
Firstar Corp.                                2,808,435          65,296,114
FleetBoston Financial Corp.                  2,808,399         105,490,487
Hibernia Corp., Class A                         63,017             803,467
Huntington Bancshares, Inc.                    400,000           6,475,000
Keycorp                                        500,764          14,021,392


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Banks - Regional (continued)
--------------------------------------------------------------------------
M&T Bank Corp.                                  20,000     $     1,360,000
Marshall and Ilsley Corp.                       50,410           2,562,340
Mellon Financial Corp.                         206,912          10,177,484
National City Corp.                            442,706          12,727,797
National Commerce Bancorporation             1,072,894          26,554,126
Northern Trust Corp.                         1,363,796         111,234,611
Old Kent Financial Corp.                        79,943           3,497,506
PNC Bank Corp.                                 145,615          10,638,996
Popular, Inc.                                      716              18,840
Regions Financial Corp.                      1,284,408          35,080,394
S&T Bancorp, Inc.                              100,000           2,162,500
SouthTrust Corp.                                76,101           3,096,359
Southwest Bancorporation of
Texas, Inc.(1)                                 215,601           9,257,368
Sovereign Bancorporation, Inc.                 442,584           3,595,995
State Street Corp.                              64,000           7,949,440
Summit Bancorp.                                176,081           6,724,093
SunTrust Banks, Inc.                           201,151          12,672,513
Synovus Financial                              945,437          25,467,709
U.S. Bancorp.                                  457,914          13,365,365
Union Planters Corp.                            87,070           3,112,752
Valley National Bancorp.                       305,241          10,168,341
Wachovia Corp.                                 132,559           7,704,992
Washington Mutual, Inc.                        138,506           7,349,475
Wells Fargo & Co.                            4,057,454         225,949,470
Westamerica Bancorporation                     266,506          11,459,758
Whitney Holding Corp.                          253,297           9,197,847
Zions Bancorporation                           137,571           8,589,589
--------------------------------------------------------------------------
                                                           $ 1,085,469,094
--------------------------------------------------------------------------
Beverages -- 2.6%
--------------------------------------------------------------------------
Anheuser-Busch Cos., Inc.                    2,128,699     $    96,855,804
Coca-Cola Company (The)                      2,078,457         126,655,974
Coca-Cola Enterprises, Inc.                    264,724           5,029,756
Panamerican Beverages, Inc., Class A            80,000           1,135,000
PepsiCo, Inc.                                5,023,110         248,957,889
--------------------------------------------------------------------------
                                                           $   478,634,423
--------------------------------------------------------------------------
Broadcasting and Cable -- 1.2%
--------------------------------------------------------------------------
AT&T Corp. - Liberty Media Group(1)          1,385,714     $    18,793,746
AT&T Corp. - Liberty Media Group,
Class B(1)                                      32,876             616,425
Cablevision Systems Corp. (1)(2)(3)            130,000          11,032,213

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Broadcasting and Cable (continued)
--------------------------------------------------------------------------
Clear Channel Communications, Inc.(1)          467,378     $    22,638,622
Comcast Corp., Class A(1)                    1,736,177          72,485,390
Cox Communications, Inc., Class A(1)           608,036          28,311,676
Gaylord Entertainment Co.(1)                   428,482           8,944,562
General Motors Corp., Class H(1)             1,175,262          27,031,026
Infinity Broadcasting Corp.(1)                  34,500             963,844
Univision Communications, Inc.(1)              663,184          27,149,095
Westwood One, Inc.(1)                          122,400           2,363,850
--------------------------------------------------------------------------
                                                           $   220,330,449
--------------------------------------------------------------------------
Building Materials and Tools -- 0.6%
--------------------------------------------------------------------------
American Standard Companies, Inc.(1)           172,899     $     8,526,082
CRH PLC                                        262,701           4,888,340
Interface, Inc.                                422,412           3,669,704
Masco Corp.                                  2,278,653          58,532,899
Sherwin-Williams Co. (The)                      80,069           2,106,816
Snap-On, Inc.                                   71,795           2,001,286
Valspar Corp.                                  620,000          19,951,600
Vulcan Materials Co.                            49,689           2,378,861
--------------------------------------------------------------------------
                                                           $   102,055,588
--------------------------------------------------------------------------
Business Services - Miscellaneous -- 0.6%
--------------------------------------------------------------------------
ANC Rental Corp.(1)                            689,786     $     2,414,251
Century Business Services, Inc.(1)             400,000             450,000
Cintas Corp.                                 1,103,661          58,700,969
Concord EFS, Inc.(1)                           213,905           9,398,451
Fair, Isaac and Co., Inc.                      238,828          12,180,228
Gartner Group, Inc.(1)                           3,000              20,700
Gartner Group, Inc., Class B(1)                 92,416             585,917
Half (Robert) International, Inc.(1)             3,600              95,400
Manpower, Inc.                                 110,000           4,180,000
Navigant Consulting, Inc.(1)                   496,795           1,894,031
Navigant International, Inc.(1)                 59,630             484,494
ServiceMaster Co.                              695,430           7,997,445
Spherion Corp.(1)                               90,000           1,018,125
Staff Leasing, Inc.(1)                         156,250             468,750
Sylvan Learning Systems, Inc.(1)               815,396          12,078,053
United Rentals, Inc.(1)                        342,099           4,596,955
Viad Corp.                                      40,314             927,222
--------------------------------------------------------------------------
                                                           $   117,490,991
--------------------------------------------------------------------------
Chemicals -- 0.6%
--------------------------------------------------------------------------
Ashland, Inc.                                  106,674     $     3,828,530


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Chemicals (continued)
--------------------------------------------------------------------------
Bayer AG ADR                                    40,000     $     2,106,764
Dow Chemical Co. (The)                         150,501           5,512,099
DuPont (E.I.) de Nemours & Co.               1,054,446          50,942,922
Eastman Chemical Co.                               148               7,215
Monsanto Co.(1)                              1,810,000          48,983,125
Solutia, Inc.                                   99,629           1,195,548
Syngenta AG ADR (1)                             10,030             109,703
--------------------------------------------------------------------------
                                                           $   112,685,906
--------------------------------------------------------------------------
Communications Equipment -- 2.9%
--------------------------------------------------------------------------
3Com Corp.(1)                                  873,949     $     7,428,566
ADC Telecommunications, Inc.(1)                937,781          16,997,280
Advanced Fibre Communication, Inc.(1)           15,000             270,937
Alcatel S.A. ADR                                43,728           2,446,035
Avaya, Inc.(1)                                  48,028             495,289
Avaya, Inc.(1)(2)(3)                            25,000             257,774
CIENA Corp.(1)                                 702,026          57,039,612
Comverse Technology, Inc.(1)                   386,378          41,970,310
Corning, Inc.                                  930,112          49,121,540
JDS Uniphase Corp.(1)                          266,080          11,092,210
Lucent Technologies, Inc.                      496,773           6,706,435
Lucent Technologies, Inc.(2)(3)                300,000           4,049,613
Marconi PLC                                    674,246           7,248,958
Motorola, Inc.                               1,286,001          26,041,520
Nokia Corp., Class A, ADR                    3,891,143         169,264,720
Nortel Networks Corp.                        2,152,570          69,016,776
Qualcomm, Inc.(1)                              344,112          28,281,705
Salient 3 Communications, Inc., Class A         78,125             185,547
Telefonaktiebolaget LM Ericsson,
Class B ADR                                  1,816,000          20,316,500
Tellabs, Inc.(1)                               353,998          20,000,887
--------------------------------------------------------------------------
                                                           $   538,232,214
--------------------------------------------------------------------------
Communications Services -- 2.4%
--------------------------------------------------------------------------
Alltel Corp.                                 1,315,181     $    82,116,614
Alltel Corp.(2)(3)                              30,000           1,872,732
American Tower Corp., Class A(1)               145,509           5,511,153
AT&T Corp.                                   1,564,226          27,080,663
BCE, Inc.                                       80,269           2,322,784
BellSouth Corp.                                699,286          28,627,021
Broadwing, Inc.(1)                             764,587          17,442,141
Citizens Communications Co.(1)                  59,563             781,764
Global Crossing Ltd.(1)                        124,289           1,778,886

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Communications Services (continued)
--------------------------------------------------------------------------
Intermedia Communications, Inc.(1)             403,275     $     2,898,539
ITC Deltacom, Inc.(1)                        1,118,041           6,026,912
McLeodUSA, Inc.(1)                           1,523,959          21,525,919
McLeodUSA, Inc.(1)(2)(3)                       150,000           2,116,102
McLeodUSA, Inc.(1)(2)(3)                       231,562           3,267,951
Nextel Communications, Inc., Class A(1)        221,782           5,489,104
NTL, Inc.(1)                                   400,391           9,584,351
PTEK Holdings, Inc.(1)                          28,000              40,250
Qwest Communications International(1)           81,903           3,358,023
RSL Communications Ltd.(1)                     747,161             127,017
SBC Communications, Inc.                     1,587,062          75,782,210
Sprint Corp.                                 1,315,630          26,723,734
Sprint Corp., PCS Group(1)                     815,754          16,671,972
Talk.com, Inc.(1)                              247,376             355,603
Telecom Corp. of New Zealand Ltd. ADR            8,000             133,500
Telephone & Data Systems, Inc.                 131,756          11,858,040
Verizon Communications, Inc.                   180,425           9,043,803
Vodafone Group PLC ADR                          40,745           1,459,180
Voicestream Wireless
Corporation(1)(2)(3)                           395,175          39,590,515
Winstar Communications, Inc.(1)                 17,136             200,277
WorldCom, Inc.(1)                            2,372,008          33,356,363
--------------------------------------------------------------------------
                                                           $   437,143,123
--------------------------------------------------------------------------
Computer Software -- 3.4%
--------------------------------------------------------------------------
Adobe Systems, Inc.                            231,936     $    13,495,776
BMC Software, Inc.(1)                           35,000             490,000
Cadence Design Systems, Inc.(1)                956,000          26,290,000
Cognos, Inc.(1)                                 77,000           1,448,562
Computer Associates International, Inc.         32,395             631,702
Compuware Corp.(1)                               2,800              17,500
CSG Systems International, Inc.(1)              41,116           1,929,882
Edwards (J.D.) & Co.(1)                        891,844          15,885,971
HNC Software, Inc.(1)                          477,794          14,184,509
I2 Technologies, Inc.(1)                       363,180          19,747,912
Intuit, Inc.(1)                              1,157,751          45,658,805
Microsoft Corp.(1)                           4,197,398         182,062,138
Oracle Corp.(1)                              3,674,035         106,776,642
Parametric Technology Corp.(1)                  94,600           1,271,187
PeopleSoft, Inc.(1)                            475,770          17,692,697
Retek, Inc.(1)                                 593,916          14,476,703
Safeguard Scientific, Inc.(1)                   26,579             176,086
Sapient Corp.(1)                             2,049,828          24,469,822
Siebel Systems, Inc.(1)                      1,728,628         116,898,468


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Computer Software (continued)
--------------------------------------------------------------------------
Synavant, Inc.(1)                               24,900     $       116,719
Veritas Software Corp.(1)                       88,142           7,712,440
Wind River Systems, Inc.(1)                    220,537           7,525,825
--------------------------------------------------------------------------
                                                           $   618,959,346
--------------------------------------------------------------------------
Computers and Business Equipment -- 4.7%
--------------------------------------------------------------------------
Cabletron Systems, Inc.(1)                      89,660     $     1,350,504
Cisco Systems, Inc.(1)                       5,542,579         212,003,647
Compaq Computer Corp.                           74,641           1,123,347
Dell Computer Corp.(1)                       3,518,058          61,346,136
EMC Corp.(1)                                   644,183          42,838,169
Gateway, Inc.(1)                             1,111,743          20,000,257
Hewlett-Packard Co.                          1,153,153          36,396,392
IDX Systems Corp.(1)                            60,000           1,500,000
International Business Machines Corp.          667,872          56,769,120
Jabil Circuit, Inc.(1)                          45,958           1,166,184
Jabil Circuit, Inc.(1)(2)(3)                 2,082,013          52,806,866
Lexmark International, Inc.(1)               5,036,940         223,199,404
Network Appliance, Inc.(1)                     488,000          31,323,500
Palm, Inc.(1)                                1,298,491          36,763,526
Pitney Bowes, Inc.                              67,682           2,241,966
Solectron Corp.(1)                           1,068,848          36,233,947
Solectron Corp.(1)(2)(3)                       500,000          16,942,231
Solectron Corp.(1)(2)(3)                       250,000           8,467,584
Sun Microsystems, Inc.(1)                      503,430          14,033,111
Sun Microsystems, Inc.(1)(2)(3)                 47,490           1,323,253
Xerox Corp.                                     40,742             188,432
Zebra Technologies Corp.(1)                      6,000             244,781
--------------------------------------------------------------------------
                                                           $   858,262,357
--------------------------------------------------------------------------
Conglomerates -- 2.3%
--------------------------------------------------------------------------
General Electric Co.                         5,253,671     $   251,847,854
Tyco International Ltd.                      1,186,995          65,878,222
United Technologies Corp.                    1,391,354         109,395,208
Vivendi Universal ADR                            8,000             522,500
--------------------------------------------------------------------------
                                                           $   427,643,784
--------------------------------------------------------------------------
Consumer Services -- 0.1%
--------------------------------------------------------------------------
Block (H&R), Inc.                              366,177     $    15,150,573
Cendant Corp.(1)                               187,999           1,809,490
Service Corp. International(1)                 145,389             254,431

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Consumer Services (continued)
--------------------------------------------------------------------------
Stewart Enterprises, Inc.                      114,000     $       217,318
--------------------------------------------------------------------------
                                                           $    17,431,812
--------------------------------------------------------------------------
Containers and Packaging -- 0.1%
--------------------------------------------------------------------------
Bemis Co., Inc.                                 91,000     $     3,054,187
Sealed Air Corp.(1)                            474,914          14,484,877
Sonoco Products Co.                            122,135           2,641,169
--------------------------------------------------------------------------
                                                           $    20,180,233
--------------------------------------------------------------------------
Distribution Services -- 1.4%
--------------------------------------------------------------------------
Airgas, Inc.(1)                                536,219     $     3,652,992
Arrow Electronics, Inc.(1)                       8,750             250,469
Cardinal Health, Inc.                          967,387          96,375,930
Cardinal Health, Inc.(2)(3)                     24,100           2,397,811
McKesson HBOC, Inc.                            166,692           5,982,576
MSC Industrial Direct Co.(1)                     5,000              90,312
School Specialty, Inc.(1)                       66,255           1,329,241
Sysco Corp.                                  4,743,436         142,303,080
Sysco Corp.(2)(3)                               99,028           2,969,478
Sysco Corp.(2)(3)                               44,744           1,340,558
--------------------------------------------------------------------------
                                                           $   256,692,447
--------------------------------------------------------------------------
Drugs and Drug Development -- 10.1%
--------------------------------------------------------------------------
Abbott Laboratories                          3,463,086     $   167,743,228
Allergan, Inc.                                  34,340           3,324,541
Alza Corp.(1)                                   49,044           2,084,370
American Home Products Corp.                   963,139          61,207,483
Amgen, Inc.(1)                               2,351,938         150,377,036
Andrx Group(1)                                  93,750           5,425,781
Andrx Group(1)(2)(3)                           300,000          17,337,541
AstraZeneca PLC ADR                             80,720           4,157,080
Bristol-Myers Squibb Co.                     2,289,343         169,268,298
Covance, Inc.(1)                                81,250             873,437
Elan Corp., PLC ADR(1)                         539,036          25,233,623
Forest Laboratories, Inc.(1)                    10,000           1,328,750
Genzyme Corp.(1)                               800,000          71,950,000
Gilead Sciences, Inc.(1)                         9,532             790,560
GlaxoSmithKline PLC ADR(1)                     648,382          36,309,393
Incyte Genomics, Inc.(1)                     1,151,474          28,642,916
King Pharmaceuticals, Inc.(1)(2)(3)          1,563,838          80,714,682
Lilly (Eli) & Co.                            1,237,852         115,197,602
Lilly (Eli) & Co.(2)(3)                         38,250           3,554,524
Merck & Co., Inc.                            1,557,519         145,822,716


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Drugs and Drug Development (continued)
--------------------------------------------------------------------------
Mylan Laboratories                             450,000     $    11,334,375
Novo Nordisk ADR                               116,911          10,346,623
Parexel International Corp.(1)                  35,000             378,437
Pfizer, Inc.                                 6,788,726         312,281,396
Pharmacia Corp.                              2,510,843         153,161,423
Quintiles Transnational Corp.(1)               417,372           8,738,726
Schering-Plough Corp.                        1,368,641          77,670,377
Sepracor, Inc.(1)                              884,000          70,830,500
Teva Pharmaceutical Industries Ltd.            300,000          21,975,000
Vertex Pharmaceuticals, Inc.(1)                 83,000           5,934,500
Watson Pharmaceuticals, Inc.(1)              1,781,781          91,204,915
--------------------------------------------------------------------------
                                                           $ 1,855,199,833
--------------------------------------------------------------------------
Electric Power -- 0.8%
--------------------------------------------------------------------------
AES Corp.(1)                                 1,378,084     $    76,311,401
Ameren Corp.                                     5,000             231,562
American Electric Power, Inc.                      960              44,640
Dominion Resources, Inc.                        28,938           1,938,846
Duke Energy Corp.                                4,117             350,974
Exelon Corp.                                   787,500          55,290,375
P G & E Corp.                                   47,705             954,100
Southern Energy, Inc.(1)                        14,500             410,531
Teco Energy, Inc.                               40,000           1,295,000
TXU Corp.                                      250,196          11,086,810
Wisconsin Energy Corp.                           9,576             216,059
--------------------------------------------------------------------------
                                                           $   148,130,298
--------------------------------------------------------------------------
Electrical Equipment -- 0.3%
--------------------------------------------------------------------------
American Power Conversion Corp.(1)             436,671     $     5,403,804
Baldor Electric Co.                            149,060           3,148,893
Emerson Electric Co.                           400,903          31,596,168
Molex, Inc., Class A                           112,582           2,863,805
Rockwell International Corp.                   203,032           9,669,399
Thomas and Betts Corp.                         132,863           2,150,720
--------------------------------------------------------------------------
                                                           $    54,832,789
--------------------------------------------------------------------------
Electronics - Instruments -- 0.5%
--------------------------------------------------------------------------
Agilent Technologies, Inc.(1)                  216,897     $    11,875,111
Applera Corporation - Applied
Biosystems Group(1)                             47,100           1,692,656
Dionex Corp.(1)                                362,140          12,493,830
Invitrogen Corp.(1)                             37,645           3,251,587
National Instruments Corp.(1)                  466,603          22,659,408

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Electronics - Instruments (continued)
--------------------------------------------------------------------------
PerkinElmer, Inc.                              110,263     $    11,577,615
Waters Corp.(1)                                198,320          16,559,720
X-Rite, Inc.                                   428,000           3,343,750
--------------------------------------------------------------------------
                                                           $    83,453,677
--------------------------------------------------------------------------
Electronics - Semiconductors and Related -- 3.7%
--------------------------------------------------------------------------
Altera Corp.(1)                                 80,516     $     2,118,577
Analog Devices, Inc.(1)                      3,043,828         155,805,946
Applied Materials, Inc.(1)                      80,212           3,063,096
Broadcom Corp., Class A(1)                     234,000          19,656,000
Conexant Systems(1)                            317,574           4,882,700
Cypress Semiconductor Corporation(1)           187,500           3,691,406
Cypress
Semiconductor Corporation(1)(2)(3)              19,307             379,774
Flextronics International Ltd.(1)              108,564           3,094,074
Intel Corp.                                  5,698,406         171,308,330
Intel Corp.(2)(3)                              119,093           3,575,119
Intel Corp.(2)(3)                              350,000          10,506,750
KLA-Tencor Corp.(1)                            101,498           3,419,214
Lam Research Corp.(1)                          293,051           4,249,240
Linear Technologies Corp.                      267,760          12,383,900
Maxim Integrated Products Co.(1)               274,351          13,117,407
National Semiconductor Corp.(1)                 79,368           1,597,281
Plexus Corp.(1)                                132,189           4,017,303
Sanmina Corp.(1)                               727,021          55,707,984
SpeedFam-IPEC, Inc.(1)                         221,000           1,339,813
Teradyne, Inc.(1)                              325,400          12,121,150
Texas Instruments, Inc.                      4,051,267         191,928,774
Ultratech Stepper, Inc.(1)                     245,129           6,342,713
Xilinx, Inc.(1)                                 68,518           3,160,393
--------------------------------------------------------------------------
                                                           $   687,466,944
--------------------------------------------------------------------------
Engineering and Construction -- 0.1%
--------------------------------------------------------------------------
Dycom Industries(1)                            170,511     $     6,127,739
Jacobs Engineering Group, Inc.(1)              168,555           7,785,134
--------------------------------------------------------------------------
                                                           $    13,912,873
--------------------------------------------------------------------------
Entertainment -- 1.2%
--------------------------------------------------------------------------
Callaway Golf Co.                               35,715     $       665,192
Disney (Walt) Co.                            1,031,468          29,848,105
Mattel, Inc.                                    22,091             318,994
MGM Grand, Inc.                                269,445           7,594,981
Time Warner, Inc.                            1,410,539          73,686,557


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Entertainment (continued)
--------------------------------------------------------------------------
Viacom, Inc., Class A(1)                        21,774     $     1,023,378
Viacom, Inc., Class B(1)                     2,241,664         104,797,792
--------------------------------------------------------------------------
                                                           $   217,934,999
--------------------------------------------------------------------------
Environmental Services -- 0.3%
--------------------------------------------------------------------------
Allied Waste Industries, Inc.(1)             1,075,000     $    15,654,687
Waste Management, Inc.                       1,402,239          38,912,132
--------------------------------------------------------------------------
                                                           $    54,566,819
--------------------------------------------------------------------------
Financial Services - Miscellaneous -- 4.4%
--------------------------------------------------------------------------
American Express Co.                         1,991,447     $   109,405,120
Capital One Financial Corp.                    560,175          36,866,517
Citigroup                                    4,050,760         206,841,933
Enhance Financial Service Group, Inc.           70,000           1,080,625
Fannie Mae                                   1,862,776         161,595,818
Finova Group, Inc.                             175,587             164,613
FirstPlus Financial Group, Inc.(1)             120,000              10,800
Freddie Mac                                  1,368,400          94,248,550
GreenPoint Financial Corp.                     100,000           4,093,750
GreenPoint Financial Corp.(2)(3)               300,000          12,263,596
Household International, Inc.                1,441,724          79,294,820
ING Groep NV ADR                               105,285           8,435,961
MGIC Investment Corp.                           80,000           5,395,000
Providian Financial Corp.                      806,498          46,373,635
USA Education, Inc.                            600,000          40,800,000
--------------------------------------------------------------------------
                                                           $   806,870,738
--------------------------------------------------------------------------
Foods -- 1.5%
--------------------------------------------------------------------------
Archer-Daniels-Midland Co.                     405,243     $     6,078,645
Campbell Soup Co.                               12,242             423,879
Conagra, Inc.                                  707,429          18,393,154
Dean Foods Co.                                 150,944           4,632,094
Flowers Industries, Inc.                       965,916          15,213,177
General Mills, Inc.                            123,254           5,492,506
Heinz (H.J.) Co.                               181,374           8,603,929
Hershey Foods Corp.                            714,492          45,995,423
Keebler Food Products Co.                      121,798           5,047,005
Keebler Food Products Co.(2)(3)                 28,300           1,172,144
Kellogg Co.                                    102,235           2,683,669
McCormick & Co., Inc.                          458,058          16,518,717
Quaker Oats Co. (The)                          110,087          10,719,722
Ralston Purina Group                           277,878           7,259,563
Riviana Foods, Inc.                            250,000           4,906,250

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Foods (continued)
--------------------------------------------------------------------------
Sara Lee Corp.                                 837,776     $    20,577,873
Smithfield Foods, Inc.(1)                    1,025,907          31,187,573
Smithfield Foods, Inc.(1)(2)(3)                892,858          27,137,067
Suiza Foods Corp.(1)                            40,152           1,927,296
Tyson Food, Inc.                               163,901           2,089,738
Unilever ADR                                   400,000          25,175,000
Wrigley (Wm.) Jr. Co.                          171,469          16,428,874
--------------------------------------------------------------------------
                                                           $   277,663,298
--------------------------------------------------------------------------
Furniture and Appliances -- 0.3%
--------------------------------------------------------------------------
HON Industries, Inc.                         1,270,418     $    32,395,659
Leggett & Platt, Inc.                          713,393          13,509,880
Maytag Corp.                                    27,073             874,796
Miller (Herman), Inc.                          540,103          15,527,961
Steelcase, Inc., Class A                       123,000           1,706,625
--------------------------------------------------------------------------
                                                           $    64,014,921
--------------------------------------------------------------------------
Health Services -- 0.3%
--------------------------------------------------------------------------
Beverly Enterprises, Inc.(1)                   357,143     $     2,924,108
Caremark Rx, Inc.(1)                            17,696             240,002
Cybear Group(1)                                 13,959               5,235
FPA Medical Management, Inc.(1)(2)             315,000               3,150
HCA - The Healthcare Company                    53,310           2,346,173
Health Management Associates, Inc.,
Class A(1)                                   1,311,170          27,206,778
HealthSouth Corp.(1)                           122,699           2,001,527
LabOne, Inc.(1)                                 53,940             310,155
Orthodontic Centers of America, Inc.(1)        100,000           3,125,000
Pacificare Health Systems, Inc.,
Class A(1)                                      19,500             292,500
PhyCor, Inc.(1)                                312,500              10,000
Quest Diagnostics, Inc.(1)                      15,625           2,218,750
Quorum Health Group, Inc.(1)                     6,893             108,565
Renal Care Group, Inc.(1)                      371,007          10,173,717
Response Oncology, Inc.(1)                      44,761              11,190
Sunrise Assisted Living, Inc.(1)               354,000           8,850,000
UnitedHealth Group, Inc.                        52,106           3,198,006
--------------------------------------------------------------------------
                                                           $    63,024,856
--------------------------------------------------------------------------
Household Products -- 2.7%
--------------------------------------------------------------------------
Avon Products, Inc.                            134,700     $     6,448,763
Blyth Industries, Inc.(1)                    1,085,671          26,191,813
Blyth Industries, Inc.(1)(2)(3)                167,616           4,040,198


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Household Products (continued)
--------------------------------------------------------------------------
Clorox Co.                                     421,344     $    14,957,712
Colgate-Palmolive Co.                          546,478          35,275,155
Energizer Holdings, Inc.(1)                     92,626           1,979,881
Fortune Brands, Inc.                            69,838           2,095,140
Gillette Co.                                 4,208,557         152,034,122
Helen of Troy Ltd.(1)                           20,000              97,500
Kimberly-Clark Corp.                         1,549,593         109,540,729
Lauder (Estee) Companies, Inc.               2,092,312          91,669,420
Newell Rubbermaid, Inc.                        423,137           9,626,367
Procter & Gamble Co.                           578,277          45,358,602
Water Pik Technologies, Inc.(1)                  2,141              14,987
--------------------------------------------------------------------------
                                                           $   499,330,389
--------------------------------------------------------------------------
Industrial Equipment -- 0.4%
--------------------------------------------------------------------------
Dover Corp.                                    419,712     $    17,024,568
Federal Signal Corp.                           283,471           5,563,118
Illinois Tool Works, Inc.                      386,412          23,015,665
Johnson Controls                                46,758           2,431,416
Nordson Corp.                                  163,978           4,181,439
Parker-Hannifin Corp.                          157,066           6,930,537
PPG Industries, Inc.                            13,680             633,555
Regal-Beloit Corp.                             265,000           4,520,900
Tecumseh Products Co., Class A                 156,420           6,559,864
Teleflex, Inc.                                  47,559           2,101,513
Wabtec                                         250,000           2,937,500
--------------------------------------------------------------------------
                                                           $    75,900,075
--------------------------------------------------------------------------
Information Services -- 4.9%
--------------------------------------------------------------------------
Acxiom Corp.(1)                                929,019     $    36,173,677
Affiliated Computer Services, Inc.(1)           20,000           1,213,750
Affiliated Computer Services,
Inc.(1)(2)(3)                                   80,327           4,867,837
America Online, Inc.(1)                        166,177           5,782,960
At Home Corp., Series A(1)                     240,582           1,330,731
At Home Corp., Series A(1)(2)(3)               171,895             950,572
Automatic Data Processing, Inc.              5,597,020         354,361,329
Bell and Howell Co.(1)                         115,000           1,897,500
BISYS Group, Inc. (The)(1)                     107,746           5,616,260
Ceridian Corp.(1)                              181,000           3,608,688
Check Point Software Technology Ltd.(1)        104,000          13,890,500
Circle.com(1)                                  120,625              67,852
Computer Sciences Corp.(1)                   2,955,400         177,693,425
DST Systems, Inc.(1)                           389,034          26,065,278
Electronic Data Systems Corp.                  157,612           9,102,093

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Information Services (continued)
--------------------------------------------------------------------------
Equifax, Inc.                                   80,000     $     2,295,000
First Data Corp.                             2,827,384         148,967,795
Investors Financial Services Corp.              51,000           4,386,000
Keane, Inc.(1)                                 200,000           1,950,000
Lason, Inc.(1)                                 355,000              95,850
NOVA Corp.(1)                                  104,965           2,092,740
Paychex, Inc.                                  365,232          17,759,406
Perot Systems Corp., Class A(1)                245,326           2,253,933
Reuters Holdings PLC ADR                       270,131          26,607,904
Reynolds & Reynolds, Inc., Class A             451,043           9,133,621
RSA Security, Inc.(1)                           40,000           2,115,000
SunGard Data Systems, Inc.(1)                  988,797          46,597,059
--------------------------------------------------------------------------
                                                           $   906,876,760
--------------------------------------------------------------------------
Insurance -- 7.0%
--------------------------------------------------------------------------
21st Century Insurance Group                    70,700     $     1,007,475
Aegon, NV ADR                                2,680,037         111,054,033
Aetna, Inc.(1)                                     368              15,111
Aflac Corp.                                    135,749           9,799,381
Allmerica Financial Corp.                        1,500             108,750
Allstate Corp. (The)                            40,426           1,761,058
American General Corp.                         101,421           8,265,811
American International Group, Inc.           5,194,621         511,994,832
American International Group, Inc.(2)(3)       375,000          36,948,001
AON Corp.                                      607,321          20,800,744
Berkshire Hathaway, Inc.(1)                        448          31,808,000
Berkshire Hathaway, Inc., Class B(1)            39,077          91,987,258
Chubb Corp.                                    104,451           9,035,012
Commerce Group, Inc.                           120,000           3,261,600
Delphi Financial Group, Inc.(1)                  6,448             248,248
Gallagher (A.J.) and Co.                       261,250          16,622,031
Hartford Financial Services Group                3,512             248,035
Jefferson-Pilot Corp.                           80,726           6,034,269
Kansas City Life Insurance Co.                  70,800           2,504,550
Lincoln National Corp.                          26,903           1,272,848
Marsh & McLennan Cos., Inc.                  2,682,868         313,895,556
Mercury General Corp.                            2,000              87,750
MetLife, Inc.                                1,885,000          65,975,000
Mutual Risk Management Ltd.                    240,000           3,645,000
Progressive Corp.                              186,136          19,288,343
Protective Life Corp.                           43,381           1,399,037
Safeco Corp.                                    23,248             764,278
St. Paul Cos., Inc. (The)                      305,436          16,588,993


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Insurance (continued)
--------------------------------------------------------------------------
Torchmark Corp.                                222,850     $     8,565,797
UICI(1)                                        160,854             955,071
--------------------------------------------------------------------------
                                                           $ 1,295,941,872
--------------------------------------------------------------------------
Investment Services -- 3.4%
--------------------------------------------------------------------------
Dain Rauscher Corporation                       13,749     $     1,301,858
E*Trade Group, Inc.(1)                         771,248           5,687,954
Federated Investors, Inc.                      878,947          25,599,331
Federated Investors, Inc.,
Class B(2)(3)                                  378,000          11,005,397
Federated Investors, Inc.,
Class B(2)(3)                                  378,000          11,004,204
Franklin Resources, Inc.                     1,746,081          66,525,686
Goldman Sachs Group, Inc.                        9,627           1,029,487
Knight Trading Group, Inc.(1)                  475,000           6,620,313
Legg Mason, Inc.                                17,641             961,435
Merrill Lynch & Co., Inc.(2)(3)                150,000          10,213,422
Merrill Lynch & Co., Inc.                    2,822,531         192,461,333
Morgan Stanley Dean Witter & Co.             3,038,338         240,788,287
Nuveen (John) Co., Class A (The)                50,000           2,875,000
Price (T. Rowe) Associates, Inc.               139,176           5,882,357
Schwab (Charles) Corp.                       1,105,111          31,357,525
Stilwell Financial, Inc.                        95,458           3,764,625
Waddell & Reed Financial, Inc., Class A         19,020             715,628
Waddell & Reed Financial, Inc., Class B         81,862           3,069,825
--------------------------------------------------------------------------
                                                           $   620,863,667
--------------------------------------------------------------------------
Lodging and Gaming -- 0.1%
--------------------------------------------------------------------------
Marriott International, Inc., Class A          157,628     $     6,659,783
Royal Caribbean Cruises Ltd.                   500,000          13,225,000
Wyndham International, Class A(1)              132,212             231,371
--------------------------------------------------------------------------
                                                           $    20,116,154
--------------------------------------------------------------------------
Medical Products -- 4.1%
--------------------------------------------------------------------------
Bausch & Lomb, Inc.                            145,054     $     5,865,621
Baxter International, Inc.                   1,508,565         133,225,147
Becton, Dickinson and Co.                       36,245           1,254,983
Biomet, Inc.                                   129,346           5,133,419
Biomet, Inc.(2)(3)                              87,596           3,473,405
Boston Scientific Corp.(1)                     541,644           7,413,752
Dentsply International, Inc.                    47,401           1,854,564
Edwards Lifesciences Corp.(1)                  295,714           5,248,924
ESC Medical Systems Ltd.(1)                    170,000           2,050,625
Genzyme Corporation - Genzyme Biosurgery
Division (1)                                    86,784             753,936

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Medical Products (continued)
--------------------------------------------------------------------------
Guidant Corp.(1)                               453,816     $    24,477,701
Heartport, Inc.(1)                              41,026              64,103
Hillenbrand Industries, Inc.                   647,898          33,366,747
Johnson & Johnson Co.                        2,478,558         260,403,500
Medtronic, Inc.                              3,548,358         214,232,114
MiniMed, Inc.(1)                               407,100          17,110,942
Schein (Henry), Corp.(1)                     1,125,194          38,959,842
Steris Corp.(1)                                 78,394           1,264,103
VISX, Inc.(1)                                   50,000             521,875
--------------------------------------------------------------------------
                                                           $   756,675,303
--------------------------------------------------------------------------
Metals - Industrial -- 0.4%
--------------------------------------------------------------------------
Alcoa, Inc.                                  1,896,000     $    63,516,000
Allegheny Technologies, Inc.                    21,408             339,852
Nucor Corp.                                    221,462           8,789,273
Phelps Dodge Corp.                               7,332             409,217
Steel Dynamics, Inc.(1)                        311,800           3,429,800
Worthington Industries                         147,466           1,188,945
--------------------------------------------------------------------------
                                                           $    77,673,087
--------------------------------------------------------------------------
Natural Gas Distribution -- 0.8%
--------------------------------------------------------------------------
Coastal Corp. (The)                            200,000     $    17,662,500
Dynegy, Inc.                                   430,200          24,118,088
Dynegy, Inc.(2)(3)                              63,525           3,556,271
Kinder Morgan, Inc.(2)(3)                      500,000          26,059,502
Kinder Morgan, Inc.                          1,275,912          66,586,658
National Fuel Gas Co.                            2,000             125,875
Williams Cos., Inc. (The)                      100,000           3,993,750
--------------------------------------------------------------------------
                                                           $   142,102,644
--------------------------------------------------------------------------
Oil and Gas - Equipment and Services -- 2.2%
--------------------------------------------------------------------------
Baker Hughes, Inc.                             746,804     $    31,039,041
Core Laboratories NV(1)                        205,000           5,599,063
Grant Prideco, Inc.(1)                         163,681           3,590,752
Halliburton Co.                              3,257,050         118,068,063
Nabors Industries, Inc.(1)                     400,000          23,660,000
Nabors Industries, Inc.(1)(2)(3)               150,000           8,869,395
National-Oilwell, Inc.(1)                      641,199          24,806,386
National-Oilwell, Inc.(1)(2)(3)                 45,730           1,766,857
Newpark Resources, Inc.(1)                     110,000           1,051,875
Noble Drilling, Inc.(1)                        170,000           7,384,375
Patterson Energy, Inc.(1)                      200,000           7,450,000
Schlumberger Ltd.                            1,703,413         136,166,577


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Oil and Gas - Equipment and Services (continued)
--------------------------------------------------------------------------
Smith International, Inc.(1)                    70,000     $     5,219,375
Syntroleum Corp.(1)                              2,735              46,495
Transocean Sedco Forex, Inc.                   237,966          10,946,436
Valero Energy Corp.                             51,510           1,915,528
Weatherford International(1)                   163,681           7,733,927
--------------------------------------------------------------------------
                                                           $   395,314,145
--------------------------------------------------------------------------
Oil and Gas - Exploration and Production -- 1.5%
--------------------------------------------------------------------------
Anadarko Petroleum Corp.                     2,591,906     $   184,232,678
Apache Corp.                                   204,874          14,353,985
Burlington Resources, Inc.                     428,629          21,645,765
Devon Energy Corp.                             224,853          13,709,287
El Paso Energy Corp.                           478,836          34,296,629
Kerr - McGee Corp.                             136,199           9,116,821
Newfield Exploration Co.(1)                     60,000           2,846,250
USX-Marathon Group                              50,000           1,387,500
--------------------------------------------------------------------------
                                                           $   281,588,915
--------------------------------------------------------------------------
Oil and Gas - Integrated -- 1.2%
--------------------------------------------------------------------------
BP Amoco PLC ADR                             1,214,307     $    58,134,948
Chevron Corp.                                   93,585           7,902,083
Exxon Mobil Corp.                            1,379,486         119,929,064
Murphy Oil Corp.                                29,700           1,794,994
Pennzoil-Quaker State Co.                       74,457             958,634
Phillips Petroleum Co.                          18,407           1,046,898
Royal Dutch Petroleum Co.                       56,537           3,424,022
Texaco, Inc.                                     2,500             155,313
Tosco Corp.                                    614,619          20,858,632
--------------------------------------------------------------------------
                                                           $   214,204,588
--------------------------------------------------------------------------
Paper and Forest Products -- 0.3%
--------------------------------------------------------------------------
Caraustar Industries, Inc.                     264,862     $     2,483,081
Georgia-Pacific Corp. - G-P Group              655,759          20,410,499
Georgia-Pacific Corp. - Timber Group           305,098           9,133,871
International Paper Co.                        161,321           6,583,913
Louisiana Pacific Corp.                         70,750             716,344
Mead Corporation (The)                          38,768           1,216,346
Temple Inland, Inc.                             12,632             677,391
Westvaco Corp.                                  47,000           1,371,813
Weyerhaeuser Co.                               119,608           6,070,106
Willamette Industries, Inc.                    156,412           7,341,588
--------------------------------------------------------------------------
                                                           $    56,004,952
--------------------------------------------------------------------------

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------
Photography -- 0.0%
--------------------------------------------------------------------------
Eastman Kodak Co.                              143,906     $     5,666,299
--------------------------------------------------------------------------
                                                           $     5,666,299
--------------------------------------------------------------------------
Printing and Business Products -- 0.5%
--------------------------------------------------------------------------
Avery Dennison Corp.                         1,501,504     $    82,395,032
Banta Corp.                                     42,341           1,076,308
Bowne & Co., Inc.                              172,640           1,823,510
Consolidated Graphics, Inc.(1)                  70,215             838,192
Day Runner, Inc.(1)                              1,600                 500
Deluxe Corp.                                    80,675           2,038,657
Donnelley (R.R.) & Sons Co.                     85,277           2,302,479
Harland (John H.) Co.                           51,540             728,003
Ikon Office Solutions, Inc.                    122,526             306,315
Workflow Management, Inc.(1)                    79,507             546,611
--------------------------------------------------------------------------
                                                           $    92,055,607
--------------------------------------------------------------------------
Publishing -- 1.6%
--------------------------------------------------------------------------
Belo (A.H.) Corp.                              542,924     $     8,686,784
Dow Jones & Co., Inc.                          376,300          21,307,988
Gannett Co., Inc.                              600,300          37,856,419
Houghton Mifflin Co.                            97,400           4,516,925
MacClatchy Co. (The), Class A                   48,066           2,048,813
McGraw-Hill Companies, Inc. (The)            3,155,455         184,988,549
Meredith Corp.                                 190,000           6,115,625
New York Times Co. (The), Class A              315,755          12,649,935
Tribune Co.                                    226,200           9,556,950
Washington Post Co. (The), Class B               3,600           2,220,750
--------------------------------------------------------------------------
                                                           $   289,948,738
--------------------------------------------------------------------------
Real Estate -- 0.2%
--------------------------------------------------------------------------
Avalonbay Communities, Inc.                     55,000     $     2,756,875
Catellus Development Corp.(1)                  415,722           7,275,135
Equity Office Properties Trust                   2,812              91,742
Jones Lang Lasalle, Inc.(1)                    213,193           2,958,053
Rouse Co. (The)                                127,700           3,256,350
Trammell Crow Co.(1)                           876,098          11,827,323
Ventas, Inc.                                    25,600             144,000
--------------------------------------------------------------------------
                                                           $    28,309,478
--------------------------------------------------------------------------
Restaurants -- 1.1%
--------------------------------------------------------------------------
Boston Chicken, Inc.(1)(2)                      38,500     $           385
Brinker International, Inc.(1)                 388,158          16,399,676


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Restaurants (continued)
--------------------------------------------------------------------------
CBRL Group, Inc.                                62,047     $     1,128,480
CKE Restaurants, Inc.                            5,522              15,186
Evans (Bob) Farms, Inc.                         48,193           1,027,113
Jack in the Box, Inc.(1)                       500,000          14,718,750
Lone Star Steakhouse and Saloon, Inc.          345,981           3,330,067
McDonald's Corp.                             2,075,892          70,580,328
Outback Steakhouse, Inc.(1)                    685,923          17,748,258
Outback Steakhouse, Inc.(1)(2)(3)              600,000          15,517,884
Outback Steakhouse, Inc.(1)(2)(3)              500,000          12,918,902
Papa John's International, Inc.(1)             197,246           4,388,724
Sonic Corp.(1)                                  71,007           1,655,351
Starbucks Corp.(1)                             684,000          30,267,000
Tricon Global Restaurants, Inc.(1)             219,321           7,237,593
--------------------------------------------------------------------------
                                                           $   196,933,697
--------------------------------------------------------------------------
Retail - Food and Drug -- 2.1%
--------------------------------------------------------------------------
Albertson's, Inc.                              868,341     $    23,011,036
CVS Corp.                                    1,958,878         117,410,250
Delhaize America, Inc.                          33,442             591,505
Kroger Co. (The)(1)                             60,140           1,627,539
Safeway, Inc.(1)                             3,479,293         217,455,813
Walgreen Co.                                   518,466          21,678,360
Winn-Dixie Stores, Inc.                        519,957          10,074,167
--------------------------------------------------------------------------
                                                           $   391,848,670
--------------------------------------------------------------------------
Retail - General -- 1.5%
--------------------------------------------------------------------------
99 Cents Only Stores(1)                        571,116     $    15,634,300
Casey's General Stores, Inc.                    91,201           1,362,315
Costco Wholesale Corporation(1)                 20,435             816,123
Costco Wholesale Corporation(1)(2)(3)           56,823           2,266,106
Department 56, Inc.(1)                         255,162           2,934,363
Dollar General Corp.                           249,983           4,718,429
Dollar Tree Stores, Inc.(1)                  1,518,256          37,197,272
Family Dollar Stores                         2,618,411          56,132,186
May Department Stores Co. (The)                436,040          14,280,310
Nordstrom, Inc.                                 65,692           1,194,773
Penney (J.C.) Company, Inc.                    907,984           9,874,326
Sears Roebuck & Co.                             15,750             547,313
Target Corporation                           2,200,000          70,950,000
Wal-Mart Stores, Inc.                        1,175,988          62,474,363
--------------------------------------------------------------------------
                                                           $   280,382,179
--------------------------------------------------------------------------

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------
Retail - Specialty and Apparel -- 2.5%
--------------------------------------------------------------------------
Abercrombie & Fitch Co., Class A(1)              5,604     $       112,080
AutoNation, Inc.(1)                          5,359,593          32,157,558
Burlington Coat Factory Warehouse Corp.        628,228          11,897,068
Circuit City Stores-Circuit City Group         216,000           2,484,000
Gap, Inc. (The)                                521,688          13,303,044
Harcourt General, Inc.                         216,416          12,378,995
Home Depot, Inc. (The)                       4,294,789         196,218,172
Intimate Brands, Inc.                           53,000             795,000
Limited, Inc. (The)                            675,566          11,526,845
Limited, Inc. (The)(2)(3)                       45,139             769,173
Lowe's Companies                             2,313,241         102,939,225
Neiman Marcus Group, Inc. (The),
Class B(1)                                      65,206           2,159,949
Office Depot, Inc.(1)                          303,219           2,160,435
OfficeMax, Inc.(1)                             912,117           2,622,336
Payless Shoesource, Inc.(1)                      7,700             544,775
Pep Boys - Manny, Moe & Jack (The)              97,976             355,163
Pier 1 Imports, Inc.                           350,000           3,609,375
RadioShack Corporation                         609,588          26,097,986
Tiffany and Co.                                 88,000           2,783,000
TJX Companies, Inc. (The)                    1,000,000          27,750,000
Too, Inc.(1)                                    39,087             488,588
--------------------------------------------------------------------------
                                                           $   453,152,767
--------------------------------------------------------------------------
Specialty Chemicals and Materials -- 0.7%
--------------------------------------------------------------------------
Arch Chemicals, Inc.                             4,950     $        87,863
Ecolab, Inc.                                 2,023,831          87,404,201
International Flavors & Fragrances, Inc.       148,101           3,008,302
MacDermid, Inc.                                 61,937           1,176,803
Millipore Corp.                                101,440           6,390,720
Minnesota Mining & Manufacturing Co.           122,203          14,725,462
Olin Corp.                                       9,900             219,038
Pall Corp.                                     216,000           4,603,500
RPM, Inc.                                      470,138           4,025,557
Sigma Aldrich Corp.                            395,000          15,528,438
--------------------------------------------------------------------------
                                                           $   137,169,884
--------------------------------------------------------------------------
Tobacco -- 0.1%
--------------------------------------------------------------------------
Philip Morris Co., Inc.                        481,024     $    21,165,056
--------------------------------------------------------------------------
                                                           $    21,165,056
--------------------------------------------------------------------------
Transportation -- 1.7%
--------------------------------------------------------------------------
Arnold Industries, Inc.                        148,543     $     2,673,774


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------

Transportation (continued)
--------------------------------------------------------------------------
Burlington Northern Santa Fe Corp.             214,916     $     6,084,809
CSX Corp.                                       36,496             946,615
FedEx Corp.(1)                               2,945,106         117,686,436
Florida East Coast Industries, Inc.            122,888           4,408,607
Heartland Express, Inc.(1)                     250,000           5,703,125
Kansas City Southern Industrials, Inc.          15,215             154,052
Norfolk Southern Corp.                             390               5,192
Robinson (C.H.) Worldwide, Inc.                821,308          25,819,870
Robinson (C.H.) Worldwide, Inc.(2)(3)          320,000          10,055,389
Union Pacific Corp.                             92,081           4,673,111
United Parcel Service, Inc., Class B         2,234,027         131,388,713
--------------------------------------------------------------------------
                                                           $   309,599,693
--------------------------------------------------------------------------
Trucks and Parts -- 0.0%
--------------------------------------------------------------------------
Arvinmeritor, Inc.                              53,849     $       612,532
Paccar, Inc.                                    12,894             635,030
--------------------------------------------------------------------------
                                                           $     1,247,562
--------------------------------------------------------------------------
Water Utilities -- 0.0%
--------------------------------------------------------------------------
American Water Works Co.                        79,211     $     2,326,823
--------------------------------------------------------------------------
                                                           $     2,326,823
--------------------------------------------------------------------------
Total Common Stocks
   (identified cost $13,439,891,552)                       $18,037,861,223
--------------------------------------------------------------------------


RIGHTS -- 0.0%



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------
Computer Software -- 0.0%
--------------------------------------------------------------------------
Veritas Software Corp.
(Tax Refund Rights)(1)                         197,392     $        15,791
--------------------------------------------------------------------------
                                                           $        15,791
--------------------------------------------------------------------------
Total Rights
   (identified cost $15,791)                               $        15,791
--------------------------------------------------------------------------


COMMERCIAL PAPER -- 1.5%



                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)  VALUE

--------------------------------------------------------------------------
Barton Capital Corp., 6.62%, 1/11/01        $   30,151     $    30,095,556
Barton Capital Corp., 6.65%, 1/5/01             78,988          78,929,637
Barton Capital Corp., 6.65%, 1/5/01             65,000          64,951,972
Corporate Receivables Corp.,
6.53%, 1/2/01                                   21,450          21,446,109
Ford Motor Credit Co., 6.51%, 1/10/01           84,943          84,804,755
--------------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $280,228,029)                       $   280,228,029
--------------------------------------------------------------------------
Total Investments -- 99.6%
   (identified cost $13,720,135,372)                       $18,318,105,043
--------------------------------------------------------------------------


SECURITIES SOLD SHORT -- -1.0%



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------
American International Group, Inc.           1,000,000     $   (98,562,500)
Oracle Corp.                                 2,000,000         (58,125,000)
Siebel Systems, Inc.                           400,000         (27,050,000)
--------------------------------------------------------------------------
Total Securities Sold Short
   (proceeds $227,951,317)                                 $  (183,737,500)
--------------------------------------------------------------------------
Other Assets, Less Liabilities
   excluding securities sold short -- 1.4%                 $   250,701,342
--------------------------------------------------------------------------
Net Assets -- 100.0%                                       $18,385,068,885
--------------------------------------------------------------------------


 ADR - American Depositary Receipt
 (1)  Non-income producing security.
 (2) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.
 (3) Security restricted from resale for a period not exceeding two years. At December 31, 2000, the value of these securities totaled $487,752,865 or 2.7% of net assets.

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES



AS OF DECEMBER 31, 2000

Assets
---------------------------------------------------------
Investments, at value (identified cost,
   $13,720,135,372)                       $18,318,105,043
Cash                                           33,931,620
Deposits with brokers for securities
   sold short                                 187,909,032
Dividends and interest receivable              22,219,113
Receivable for investments sold                 6,947,733
Tax reclaim receivable                             22,242
Other assets                                      294,764
---------------------------------------------------------
TOTAL ASSETS                              $18,569,429,547
---------------------------------------------------------

Liabilities
---------------------------------------------------------
Securities sold short, at value
   (proceeds received of $227,951,317)    $   183,737,500
Miscellaneous liabilities                          32,000
Payable to affiliate for Trustees' fees            16,977
Accrued expenses                                  574,185
---------------------------------------------------------
TOTAL LIABILITIES                         $   184,360,662
---------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS'
   INTEREST IN PORTFOLIO                  $18,385,068,885
---------------------------------------------------------
Sources of Net Assets
---------------------------------------------------------
Net proceeds from capital contributions
   and withdrawals                        $13,742,884,218
Net unrealized appreciation (computed on
   the basis of identified cost)            4,642,184,667
---------------------------------------------------------
TOTAL                                     $18,385,068,885
---------------------------------------------------------


STATEMENT OF OPERATIONS



FOR THE YEAR ENDED
DECEMBER 31, 2000

Investment Income
------------------------------------------------------
Dividends (net of foreign taxes,
   $953,924)                              $145,545,700
Interest                                    44,194,837
------------------------------------------------------
TOTAL INVESTMENT INCOME                   $189,740,537
------------------------------------------------------

Expenses
------------------------------------------------------
Investment adviser fee                    $ 73,317,616
Trustees fees and expenses                      41,436
Custodian fee                                1,951,652
Legal and accounting services                  123,245
Amortization of organization expenses            1,989
Miscellaneous                                  381,771
------------------------------------------------------
TOTAL EXPENSES                            $ 75,817,709
------------------------------------------------------

NET INVESTMENT INCOME                     $113,922,828
------------------------------------------------------

Realized and Unrealized Gain (Loss)
------------------------------------------------------
Net realized gain (loss) --
   Investment transactions (identified
      cost basis)                         $118,155,592
   Securities sold short                    78,957,715
   Foreign currency transactions              (150,768)
------------------------------------------------------
NET REALIZED GAIN                         $196,962,539
------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investments (identified cost basis)    $ 97,145,947
   Securities sold short                    44,213,817
   Foreign currency                              1,179
------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION)                         $141,360,943
------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN          $338,323,482
------------------------------------------------------

NET INCREASE IN NET ASSETS
   FROM OPERATIONS                        $452,246,310
------------------------------------------------------


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

FINANCIAL STATEMENTS CONT'D

STATEMENTS OF CHANGES IN NET ASSETS



INCREASE (DECREASE)                       YEAR ENDED         YEAR ENDED
IN NET ASSETS                             DECEMBER 31, 2000  DECEMBER 31, 1999

------------------------------------------------------------------------------
From operations --
   Net investment income                  $     113,922,828  $      82,826,268
   Net realized gain                            196,962,539         19,281,587
   Net change in unrealized appreciation
      (depreciation)                            141,360,943      1,954,982,313
------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS
   FROM OPERATIONS                        $     452,246,310  $   2,057,090,168
------------------------------------------------------------------------------
Capital transactions --
   Contributions                          $   4,816,070,598  $   5,393,615,110
   Withdrawals                               (1,997,896,982)    (1,040,915,654)
------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM CAPITAL
   TRANSACTIONS                           $   2,818,173,616  $   4,352,699,456
------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS                $   3,270,419,926  $   6,409,789,624
------------------------------------------------------------------------------

Net Assets
------------------------------------------------------------------------------
At beginning of year                      $  15,114,648,959  $   8,704,859,335
------------------------------------------------------------------------------
AT END OF YEAR                            $  18,385,068,885  $  15,114,648,959
------------------------------------------------------------------------------


                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

FINANCIAL STATEMENTS CONT'D

SUPPLEMENTARY DATA

                                    YEAR ENDED DECEMBER 31,                                       YEAR ENDED OCTOBER 31,
                                  ----------------------------    PERIOD ENDED            ---------------------------------------
                                      2000            1999        DECEMBER 31, 1998(1)       1998           1997         1996(2)

---------------------------------------------------------------------------------------------------------------------------------
Ratios/Supplemental Data
---------------------------------------------------------------------------------------------------------------------------------
Ratios (As a percentage of average daily
   net assets):
   Expenses                              0.45%           0.46%               0.48%(3)           0.50%          0.56%        0.66%(3)
   Net investment income                 0.67%           0.72%               0.72%(3)           0.78%          0.81%        0.91%(3)
Portfolio Turnover                         13%             11%                  3%                12%            14%           6%
---------------------------------------------------------------------------------------------------------------------------------
NET ASSETS, END OF PERIOD
   (000'S OMITTED)                $18,385,069     $15,114,649          $8,704,859         $6,985,678     $2,871,446     $936,800
---------------------------------------------------------------------------------------------------------------------------------


 (1)  For the two-month period ended December 31, 1998.
 (2) For the period from the start of business, December 1, 1995, to October 31, 1996.
 (3)  Annualized.

                       SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

NOTES TO FINANCIAL STATEMENTS


1    Significant Accounting Policies
-------------------------------------------
     Tax-Managed Growth Portfolio (the Portfolio) is registered under the Investment Company Act of 1940, as amended, as a diversified, open-end management investment company. The Portfolio, which was organized as a trust under the laws of the State of New York on December 1, 1995, seeks to provide long-term after-tax returns by investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. The following is a summary of significant accounting policies consistently followed by the Portfolio in the preparation of its financial statements. The policies are in conformity with generally accepted accounting principles.

A Investment Valuations -- Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are generally valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Over-the counter options are normally valued at the mean between the latest bid and asked price. Investments for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

B Income Taxes -- The Portfolio is treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of such taxable income. Since some of the Portfolio's investors are regulated investment companies that invest all or substantially all of their assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor's distributive share of the Portfolio's net investment income, net realized capital gains, and any other items of income, gain, loss, deduction or credit.

C Deferred Organization Expenses -- Costs incurred by the Portfolio in connection with its organization are being amortized on the straight-line basis over five years.

D Futures Contracts -- Upon the entering of a financial futures contract, the Portfolio is required to deposit either in cash or securities an amount (initial margin) equal to a certain percentage of the purchase price indicated in the financial futures contract. Subsequent payments are made or received by the Portfolio (margin maintenance) each day, dependent on daily fluctuations in the value of the underlying security, and are recorded for book purposes as unrealized gains or losses by the Portfolio. The Portfolio's investment in financial futures contracts is designed to hedge against anticipated future changes in price of current or anticipated portfolio positions. Should prices move unexpectedly, the Portfolio may not achieve the anticipated benefits of the financial futures contracts and may realize a loss.

E Put Options -- Upon the purchase of a put option by the Portfolio, the premium paid is recorded as an investment, the value of which is marked-to-market daily. When a purchased option expires, the Portfolio will realize a loss in the amount of the cost of the option. When the Portfolio enters into a closing sale transaction, the Portfolio will realize a gain or loss depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. When the Portfolio exercises a put option, settlement is made in cash. The risk associated with purchasing options is limited to the premium originally paid.

F Securities Sold Short -- The Portfolio may sell securities it does not own in anticipation of a decline in the market price of the securities or in order to hedge portfolio positions. The Portfolio will generally borrow the security sold in order to make delivery to the buyer. Upon executing the transaction, the Portfolio records the proceeds as deposits with brokers in the Statement of Assets and Liabilities and establishes an offsetting payable for securities sold short for the securities due on settlement. The proceeds are retained by the broker as collateral for the short position. The liability is marked to market and the Portfolio is required to pay the lending broker any dividend or interest income earned while the short position is open. A gain or loss is recorded when the security is delivered to the broker. The Portfolio may recognize a loss on the transaction if the market value of the securities sold increases before the securities are delivered.

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

NOTES TO FINANCIAL STATEMENTS CONT'D

G Other -- Investment transactions are accounted for on the date the securities are purchased or sold. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

H Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2    Investment Adviser Fee and Other Transactions with Affiliates
-------------------------------------------
     The  investment  adviser fee is earned by Boston  Management  and  Research
     (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000, and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2000, the adviser fee was 0.43% of the Portfolio's average net assets. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2000, no significant amounts have been deferred.

     Certain officers and Trustees of the Portfolio are officers of the above organizations.

3    Investment Transactions
-------------------------------------------
     For the year ended December 31, 2000, purchases and sales of investments, other than short-term obligations, aggregated $3,441,068,199 and $2,085,534,854, respectively. In addition, investments having an aggregate market value of $457,566,723 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 2000, investors contributed securities with a value of $2,622,113,147.


4    Federal Income Tax Basis of Investments
-------------------------------------------
     The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2000, as computed on a federal income tax basis, were as follows:


    AGGREGATE COST                            $ 5,919,433,713
    ---------------------------------------------------------
    Gross unrealized appreciation             $12,444,556,001
    Gross unrealized depreciation                 (45,884,671)
    ---------------------------------------------------------
    NET UNREALIZED APPRECIATION               $12,398,671,330
    ---------------------------------------------------------


5    Financial Instruments
-------------------------------------------
     The Portfolio may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities to assist in managing exposure to various market risks. These financial instruments include written options, forward foreign currency exchange contracts and financial futures contracts and may involve, to a varying degree, elements of risk in excess of the amounts recognized for financial statement purposes.

     The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2000.

6    Line of Credit
-------------------------------------------

     The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or federal funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2000.

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

NOTES TO FINANCIAL STATEMENTS CONT'D


7    Restricted Securities
-------------------------------------------
     At December 31, 2000, the Portfolio owned the following securities (representing 2.7% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.


                                                DATE OF
    DESCRIPTION                               ACQUISITION  SHARES/FACE      COST       FAIR VALUE

    ----------------------------------------------------------------------------------------------
    COMMON STOCKS
    ----------------------------------------------------------------------------------------------
    Affiliated Computer Services, Inc.           11/29/00      80,327   $  4,516,629  $  4,867,837
    Alltel Corp.                                  5/16/00      30,000      1,896,544     1,872,732
    American International Group, Inc.            3/17/00     375,000     24,949,397    36,948,001
    Andrx Group                                  11/29/00     300,000     19,676,691    17,337,541
    At Home Corp., Series A                       3/17/00     171,895      5,000,018       950,572
    Avaya, Inc.                                   9/29/00      25,000        963,897       257,774
    Biomet, Inc.                                  7/19/00      87,596      2,500,016     3,473,405
    Blyth Industries, Inc.                        7/19/00     167,616      5,000,017     4,040,198
    Boeing Company (The)                          9/27/00     250,000     16,506,453    16,478,344
    Cablevision Systems Corp.                     7/19/00     130,000      8,826,740    11,032,213
    Cardinal Health, Inc.                         9/27/00      24,100      2,287,570     2,397,811
    Costco Wholesale Corporation                 11/29/00      56,823      2,000,006     2,266,106
    Cypress Semiconductor Corporation             7/19/00      19,307      1,000,048       379,774
    Dynegy, Inc.                                 11/29/00      63,525      3,108,056     3,556,271
    Federated Investors, Inc., Class B            3/17/00     378,000      6,243,996    11,005,397
    Federated Investors, Inc., Class B            5/16/00     378,000      7,221,298    11,004,204
    GreenPoint Financial Corp.                   11/29/00     300,000      8,780,559    12,263,596
    Intel Corp.                                  11/29/00     350,000     14,688,889    10,506,750
    Intel Corp.                                  11/29/00     119,093      5,000,002     3,575,119
    Jabil Circuit, Inc.                           5/16/00   2,082,013     75,000,003    52,806,866
    Keebler Food Products Co.                     5/16/00      28,300      1,000,011     1,172,144
    Kinder Morgan, Inc.                           9/27/00     500,000     19,657,969    26,059,502

                                                DATE OF
    DESCRIPTION                               ACQUISITION  SHARES/FACE      COST       FAIR VALUE

    ----------------------------------------------------------------------------------------------
    King Pharmaceuticals, Inc.                   11/29/00   1,563,838   $ 77,586,646  $ 80,714,682
    Lilly (Eli) & Co.                            11/29/00      38,250      3,504,173     3,554,524
    Limited, Inc. (The)                           9/27/00      45,139      1,000,019       769,173
    Lucent Technologies, Inc.                     5/16/00     300,000     16,638,317     4,049,613
    McLeodUSA, Inc.                               3/17/00     150,000      4,182,109     2,116,102
    McLeodUSA, Inc.                               7/19/00     231,562      5,000,017     3,267,951
    Merrill Lynch & Co., Inc.                    11/29/00     150,000      9,192,441    10,213,422
    Nabors Industries, Inc.                       3/17/00     150,000      5,738,829     8,869,395
    National-Oilwell, Inc.                        9/27/00      45,730      1,347,011     1,766,857
    Outback Steakhouse, Inc.                      5/16/00     600,000     19,815,679    15,517,884
    Outback Steakhouse, Inc.                     11/29/00     500,000     13,011,703    12,918,902
    Robinson (C.H.) Worldwide, Inc.               5/16/00     320,000      8,260,903    10,055,389
    Smithfield Foods, Inc.                        7/19/00     892,858     24,981,274    27,137,067
    Solectron Corp.                               5/16/00     500,000     17,137,378    16,942,231
    Solectron Corp.                               7/19/00     250,000     11,747,977     8,467,584
    Sun Microsystems, Inc.                        5/16/00      47,490      2,000,072     1,323,253
    Sysco Corp.                                   5/16/00      99,028      2,000,020     2,969,478
    Sysco Corp.                                   9/27/00      44,744      1,015,003     1,340,558
    TMP Worldwide, Inc.                           5/16/00      34,846      2,048,347     1,916,128
    Voicestream Wireless Corporation              3/17/00     395,175     46,008,743    39,590,515
    ----------------------------------------------------------------------------------------------
                                                                        $508,041,470  $487,752,865
    ----------------------------------------------------------------------------------------------

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2000

INDEPENDENT AUDITORS' REPORT

TO THE TRUSTEES AND INVESTORS
OF TAX-MANAGED GROWTH PORTFOLIO:
---------------------------------------------

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 2000, and the related statement of operations for the year then ended, the statements of changes in net assets for the two years then ended and the supplementary data for the two years ended December 31, 2000, the two-month period ended December 31, 1998 and for each of the years in the two-year period ended October 31, 1998 and for the period from the start of business, December 1, 1995, to October 31, 1996. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000 by correspondence with the custodian and brokers; where replies were not received, we performed other procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of the Portfolio as of December 31, 2000, and the results of its operations, the changes in its net assets and its supplementary data for the respective stated periods in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 16, 2001

                                    SIGNATURE


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2001.

                                     BELCREST CAPITAL FUND LLC
                                    (Registrant)

                                     By:  EATON VANCE MANAGEMENT,
                                            Its Manager


                                     By: /s/ William M. Steul
                                         ---------------------------------------
                                         William M. Steul
                                         Vice President and Chief Financial
                                         Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James B. Hawkes                      Principal Executive Officer of Eaton Vance               March 29, 2001
------------------------------------     Management; Sole Director of Eaton Vance, Inc.
James B. Hawkes                          sole trustee of Eaton Vance Management



/s/ William M. Steul
------------------------------------     Chief Financial Officer of Eaton Vance Management        March 29, 2001
William M. Steul


                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
----------          -----------

3 Copy of Amended and Restated Operating Agreement of the Fund dated November 24, 1998 and First Amendment thereto dated September 1, 1999 filed as Exhibit 3 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the Operating Agreement also defines the rights of the holders of Shares of the Fund)

4 Copy of Loan and Security Agreement dated as of November 24, 1998, First Amendment thereto dated as of February 23, 1999; Second Amendment thereto dated as of April 28, 1999; Third Amendment thereto dated as of July 28, 1999, and Fourth
                    Amendment  thereto  dated as of  September  1,  1999,  Fifth
                    Amendment thereto dated as of September 29, 1999; Sixth Amendment thereto dated as of March 8, 2000 filed as Exhibit 4 to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

4(2) Copy of Seventh Amendment to Loan and Security Agreement dated as of June 29, 2000 and coy of Eighth Amendment thereto dated as of November 27, 2000 filed herewith.

9                   Not applicable and not filed.

10(1) Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(1) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2) Copy of Management Agreement between Belcrest Realty Corporation and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(2) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2)(a)            Copy of  Amendment  No. 1 to  Management  Agreement  between
                    Belcrest  Realty   Corporation  and  Boston  Management  and
                    Research dated as of December 28, 2000 filed herewith.

10(3) Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated August 14, 1998 filed as Exhibit 10(3) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

10(4) Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated August 14,
                    1998 filed as Exhibit 10(4) to the Fund's Initial Registration Statement on Form 10 and incorporated herein by reference.

11                  Not applicable and not filed.

12                  Not applicable and not filed.

21                  List of Subsidiaries of the Fund filed herewith.

24                  Not applicable and not filed.

99 Form N-SAR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its fiscal year ended December 31, 2000 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on March 1, 2001 (Accession No. 0000940394-01-000043) (incorporated herein by reference pursuant to Rule 12b-32).