Form 10-Q
period 2001-03-31
BELCREST CAPITAL FUND LLC
filed 2001-05-15
CIK 1070495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001
                          Commission File No. 000-30509
                                              ---------


                            Belcrest Capital Fund LLC
                            -------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                 04-3453080
        -------------                  ----------------------------------------
   (State of organization)               (I.R.S. Employer Identification No.)


          The Eaton Vance Building
   255 State Street, Boston, Massachusetts               02109
   ---------------------------------------               -----
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number:              617-482-8260
                                    ----------------------------


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

                            Belcrest Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Statements                          3

         Condensed Consolidated Statements of Assets and Liabilities
          as of March 31, 2001 (unaudited) and December 31, 2000              3

         Condensed Consolidated Statements of Operations (unaudited)
          for the Three Months Ended March 31, 2001 and 2000                  4

         Condensed Consolidated Statements of Changes in Net Assets
          (unaudited) for the Three Months Ended March 31, 2001 and 2000      6

         Condensed Consolidated Statements of Cash Flows (unaudited) for
          the Three Months Ended March 31, 2001 and 2000                      7

         Notes to Condensed Consolidated Financial Statements as of
          March 31, 2001 (unaudited)                                          9


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 2.  Changes in Securities and Use of Proceeds                           23

Item 3.  Defaults Upon Senior Securities                                     23

Item 4.  Submission of Matters to a Vote of Security Holders                 23

Item 5.  Other Information                                                   23

Item 6.  Exhibits and Reports                                                23


SIGNATURES                                                                   24

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

 BELCREST CAPITAL FUND LLC
 Condensed Consolidated Statements of Assets and Liabilities

                                                   March 31,
                                                     2001           December 31,
                                                  (Unaudited)           2000
                                                  -----------       ------------
Assets:
  Investment in Belvedere Capital LLC           $3,503,067,061    $3,955,678,939
  Investment in real estate partnership
   preference units                                737,772,729       688,626,007
  Investment in other real estate                1,189,281,287       879,987,063
  Short-term investments                                     -        27,890,159
                                                --------------    --------------
          Total investments                     $5,430,121,077    $5,552,182,168
  Cash                                               9,902,707        10,419,784
  Cash - security deposits                           1,788,039           970,626
  Dividends receivable                              10,201,118        12,288,687
  Escrow deposits - restricted                      12,781,795        12,078,851
  Prepaid and deferred expenses                      8,035,384         6,210,987
  Accounts receivable and other assets               2,846,661         2,982,937
  Swap interest receivable                                   -           369,857
                                                --------------    --------------
          Total assets                          $5,475,676,781    $5,597,503,897
                                                --------------    --------------

Liabilities:
  Loan payable                                  $1,087,850,000    $1,006,250,000
  Mortgage payable, net of unamortized debt
   issuance costs                                  863,631,387       648,625,391
  Open interest rate swap contracts, at value       34,319,656        12,829,857
  Security deposits                                  3,301,573         2,698,676
  Swap interest payable                              1,525,832                 -
  Payable for Fund shares redeemed                     855,592                 -
  Accrued expenses:
    Interest expense                                 7,695,453        14,713,521
    Accrued property taxes                           7,721,084         8,062,588
    Other accrued expenses                           6,934,862         4,349,200
  Other liabilities                                    879,671         2,823,496
  Minority interest in controlled subsidiaries     114,106,690        90,050,037
                                                --------------    --------------
          Total liabilities                     $2,128,821,800    $1,790,402,766
                                                --------------    --------------
 Net assets                                     $3,346,854,981    $3,807,101,131
                                                --------------    --------------

Shareholders' Capital
                                                --------------    --------------
  Shareholders' capital                         $3,346,854,981    $3,807,101,131
                                                --------------    --------------

Shares Outstanding                                  31,357,255        31,646,617
                                                --------------    --------------

Net Asset Value and Redemption Price Per Share         $106.73           $120.30
                                                --------------    --------------

BELCREST CAPITAL FUND LLC
 Condensed Consolidated Statements of
 Operations (Unaudited)                              Three months   Three months
                                                        ended           ended
                                                      March 31,       March 31,
                                                        2001            2000
                                                     -----------     -----------
Investment Income:
  Dividends allocated from Belvedere Capital
   (net of foreign taxes of $55,431,
   and $73,904, respectively)                       $ 8,668,868     $ 9,197,270
  Interest allocated from Belvedere Capital           1,559,201       1,538,993
  Expenses allocated from Belvedere Capital          (5,615,876)     (6,088,691)
                                                    ------------    ------------
  Net investment income allocated from
  Belvedere Capital                                 $ 4,612,193     $ 4,647,572
  Dividends from partnership preference units        17,513,290      22,605,095
  Rental income                                      35,921,097         337,500
  Interest                                              488,999         102,834
                                                    ------------    ------------
Total investment income                             $58,535,579     $27,693,001
                                                    ------------    ------------

Expenses:
  Investment advisory and administrative fees       $ 3,453,830     $ 3,245,779
  Property management fees                            1,389,255               -
  Distribution and servicing fees                     1,335,808       1,429,282
  Interest expense on credit facility                16,489,831      18,684,030
  Interest expense on mortgages                      13,756,146         515,881
  Interest expense on swap contracts                  1,053,729       1,699,755
  Property and maintenance expenses                  11,142,980               -
  Property taxes and insurance                        3,812,618               -
  Legal and accounting services                         331,728       1,059,140
  Organizational expense                                363,360         155,000
  Amortization of deferred expenses                      39,294               -
  Custodian and transfer agent fees                      19,172          18,980
  Printing and postage                                    3,402           3,478
  Miscellaneous                                         785,969         118,089
                                                    ------------    ------------
Total expenses                                      $53,977,122     $26,929,414
Deduct -
  Reduction of investment adviser and
   administrative fee                                   912,140         979,413
                                                    ------------    ------------
Net expenses                                        $53,064,982     $25,950,001
                                                    ------------    ------------
Net investment income before minority interest
  in net income of controlled subsidiaries            5,470,597       1,743,000
Minority interest in net income of
  controlled subsidiaries                            (1,505,474)              -
                                                    ------------    ------------
Net investment income                               $ 3,965,123     $ 1,743,000
                                                    ------------    ------------

Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
  Investment transactions from Belvedere
   Capital (identified cost basis)                  $11,155 614     $60,132,746
  Investment transactions in partnership
   preference units (identified cost basis)                   -     (31,900,810)
                                                    -----------     ------------
Net realized gain                                   $11,155,614     $28,231,936
                                                    -----------     ------------
Change in unrealized appreciation (depreciation) -
  Investment in Belvedere Capital (identified
   cost basis)                                    $(465,712,673)    $172,922,121
  Investment in partnership preference units
   (identified cost basis)                           49,146,722        7,271,329
  Investment in other real estate (net of
   minority interest in unrealized loss of
   controlled subsidiaries of $698,289)              (3,448,611)               -
  Interest rate swap contracts                      (21,489,799)      10,475,738
                                                  --------------    ------------
Net change in unrealized                          $(441,504,361)    $190,669,188
  appreciation(depreciation)
                                                  --------------    ------------

Net realized and unrealized gain (loss)           $(430,348,747)     218,901,124
                                                  --------------    ------------
Net increase (decrease) in net assets from
  operations                                      $(426,383,624)    $220,644,124
                                                  ==============    ============

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)
                                                Three Months       Three Months
                                                   ended               ended
                                               March 31, 2001     March 31, 2000
                                               --------------     --------------
Increase (Decrease) in Net Assets:
  Net investment income                        $   3,965,123      $   1,743,000
  Net realized gain on investment
   transactions                                   11,155,614         28,231,936
  Net change in unrealized appreciation
  (depreciation) of investments                 (441,504,361)       190,669,188
                                               --------------     --------------
  Net increase (decrease) in net assets
   from operations                             $(426,383,624)     $ 220,644,124
                                               --------------     --------------

 Transactions in Fund Shares -
   Net asset value of Shares redeemed          $ (33,460,034)     $ (48,668,501)
                                               --------------     --------------
   Net decrease in net assets from Fund
    Share transactions                         $ (33,460,034)     $ (48,668,501)
                                               --------------     --------------

 Distributions to Shareholders -
   Special distributions to Shareholders       $           -      $  (3,971,842)
   Minority shareholder of controlled
    subsidiary                                      (402,492)                 -
                                               --------------     --------------
 Total distributions                           $    (402,492)     $  (3,971,842)
                                               --------------     --------------

 Net increase (decrease) in net assets         $(460,246,150)     $ 168,003,781

 Net assets:
      Beginning of period                     $3,807,101,131     $3,920,612,531
                                              --------------     ---------------
      End of period                           $3,346,854,981     $4,088,616,312
                                              ==============     ===============

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                Three months        Three months
                                                                                   ended               ended
                                                                                 March 31,           March 31,
                                                                                    2001                2000
                                                                                ------------        ------------
Cash flows From (For) Operating Activities -
Net investment income                                                           $  3,965,123        $  1,743,000
Adjustments to reconcile net investment income to net
 cash flows used for operating activity -
   Amortization of deferred expenses                                                  39,294                   -
   Amortization of debt issuance costs                                               199,333
   Net investment income allocated from Belvedere Capital                         (4,612,193)         (4,647,572)
   Increase) decrease in dividends receivable                                      2,087,569         (12,211,629)
   Increase in deferred expenses                                                  (2,296,793)         (7,873,111)
   Increase in escrow deposits                                                      (702,944)                  -
   Increase in security deposits                                                    (817,413)
   Increase in interest payable for open swap contracts                            1,895,689             838,738
   Decrease in prepaid expenses                                                      433,102                   -
   Increase in other receivables                                                      (8,539)           (392,680)
   Decrease in other assets                                                        2,326,388                   -
   Decrease in accrued property taxes                                               (341,504)                  -
   Decrease in accrued interest, accrued operating expenses
    and other liabilities                                                         (8,355,877)         (1,785,303)
   Improvements to property                                                       (1,991,053)                  -
   Purchases of partnership preference units                                               -        (102,500,000)
   Payments for investments in other real property                               (71,425,160)        (69,955,217)
   Sales of partnership preference units                                                   -         185,028,100
   Net (increase) decrease in investment in Belvedere Capital                    (27,352,517)         24,898,7257
   (Increase) decrease in short-term investments                                  27,890,159         (16,387,281)
   Minority interest in net income of controlled subsidiaries                      1,505,474                   -
                                                                                -------------      --------------
   Net cash flows used for operating activities                                 $(77,561,862)      $  (3,244,698)
Cash Flows From (For) Financing Activities -
   Proceeds from loan                                                           $ 81,600,000       $   4,150,000
   Payments on mortgages                                                          (1,008,862)            (35,670)
   Payments for Fund Shares redeemed                                              (2,742,414)           (422,086)
   Payment of distributions                                                         (402,492)                  -
   Return of capital                                                                (401,447)                  -
                                                                                -------------      --------------
   Net cash flows from financing activities                                     $ 77,044,785       $   3,692,244

Net increase (decrease) in cash                                                     (517,077)            447,546

Cash at beginning of period                                                       10,419,784           5,028,304
                                                                                -------------      -------------
Cash at end of period                                                           $  9,902,707       $   5,475,850
                                                                                =============      =============




Supplemental Disclosure and Non-cash Investing and
Financing Activities-
  Change in unrealized appreciation of investments and
   open swap contracts                                                          $(441,504,361)     $ 190,669,188
  Interest paid for loan                                                        $  23,574,162      $  20,849,429
  Interest received (paid) for swap contracts                                   $     841,960      $    (861,017)
  Interest paid for mortgages                                                   $  13,490,550                  -
  Market value of securities distributed in payment of redemptions              $  29,862,028      $  50,703,156
  Market value of real property and other assets, net of current
   liabilities, contributed to the Fund                                         $ 312,541,047      $ 511,878,233
  Mortgage assumed in connection with acquisition of real property              $ 217,307,500      $ 430,374,652


BELCREST CAPITAL FUND LLC as of March 31, 2001
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 Organization

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

During the quarter ended March 31, 2001, Belcrest Realty Corporation (BRC) purchased a majority interest in Monadnock Property Trust, LLC (Monadnock). Monadnock owns twelve multi-family residential properties located in eight states (Texas, Arizona, Georgia, North Carolina, Oregon, Utah, Tennessee and
Florida). BRC owns Class A units of Monadnock, representing a 75% equity interest in Monadnock, and a minority shareholder owns Class B units, representing a 25% equity interest in Monadnock. The equity interest of the Monadnock minority shareholder is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holder of Class B units.

The accompanying condensed consolidated financial statements include the accounts of Belcrest Capital, BRC, Bel Santa Ana LLC (BSA), Bel Alliance Properties LLC (Bel Alliance), Bel Apartment Properties Trust (Bel Apartment), Bel Communities Properties Trust (Bel Communities) and Monadnock (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.


2 Interim Financial Statements

The condensed consolidated interim financial statements of Belcrest Capital Fund and subsidiaries as of March 31, 2001 and March 31, 2000 and for the three months ended March 31, 2001 and March 31, 2000 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.


3 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the three months ended March 31, 2001 aggregated $52,926,050 and $55,593,062, respectively, and for the three months ended March 31, 2000 aggregated $330,915 and $75,820,796, respectively. There were no purchases and sales of partnership preference units for the three months ended March 31, 2001. For the three months ended March 31, 2000 purchase and sales of partnership preference units aggregated $102,500,000 and $185,028,100, respectively. For the three months ended March 31, 2001, acquisition of other real property aggregated $71,425,160. For the three months ended March 31, 2000, acquisitions of other real property aggregated $69,955,217.

Sales of partnership preference units for the three months ended March 31, 2000, include amounts sold to other funds sponsored by Eaton Vance Management (EVM).


4 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at March 31, 2001 was $9,248,868,309 representing 54.7% of the Portfolio's net assets and at March 31, 2000 was $8,634,584,697 representing 52.1% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2001 was $3,503,067,061 representing 37.9% of Belvedere Capital's net assets and at March 31, 2000 was $4,243,029,573, representing 49.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $25,944,565, of which $10,228,069 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2000 totaled $20,402,874, of which $10,736,263 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $10,657,687, of which $4,193,046 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2000 totaled $8,688,745, of which $4,547,358 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,422,830 for the three months ended March 31, 2001, representing $36,396 of operating expenses and $1,386,434 of service fees. Belvedere Capital allocated additional expenses to the Fund of $1,541,333 for the three months ended March 31, 2000, representing $36,486 of operating expenses and $1,504,847 of service fees (Note
8).

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2001, December 31, 2000 and March 31, 2000 and its operations for the three months ended March 31, 2001, the year ended December 31, 2000 and the three months ended March 31, 2000 follows:


                                                March 31,               December 31,               March 31,
                                                  2001                      2000                     2000
                                           ----------------------------------------------------------------------
       Investments, at value                 $16,937,423,532          $18,318,105,043           $16,564,812,965
       Other Assets                               32,010,878              251,324,504                18,352,819
       ----------------------------------------------------------------------------------------------------------

       Total Assets                          $16,969,434,410          $18,569,429,547           $16,583,165,784
       Total Liabilities                          59,756,296              184,360,662                 2,651,935
       ---------------------------------------------------------------------------------    ---------------------

       Net Assets                            $16,909,678,114          $18,385,068,885           $16,580,513,849
       ==========================================================================================================
       Dividends and interest                $    48,190,173          $   189,740,537           $    40,223,600

       Investment adviser fee                     19,128,089               73,317,616                16,618,292
       Other expenses                                640,516                2,500,093                   459,694

       ----------------------------------------------------------------------------------------------------------
       Total expenses                        $    19,768,605          $    75,817,709           $    17,077,986
       ----------------------------------------------------------------------------------------------------------

       Net investment income                 $    28,421,568          $   113,922,828           $    23,145,614
       Net realized gains                         52,532,750              196,962,539               224,041,217
       Net change in unrealized               (2,205,600,689)             141,360,943               597,012,900
          gains (losses)

       ----------------------------------------------------------------------------------------------------------
       Net increase (decrease) in
           net assets from operations        $(2,124,646,371)         $   452,246,310           $   844,199,731
       ----------------------------------- ----------------------------------------------------------------------


5 Rental Property

The average occupancy rate for real property held by Bel Alliance, consisting of 13,833 residential units, was approximately 94% at March 31, 2001 and 93% at December 31, 2000. The average occupancy rate for real property held by Bel Apartment, consisting of 2,530 residential units, was approximately 96% at March 31, 2001 and 95% at December 31, 2000. The average occupancy rate for real property held by Bel Communities, consisting of 2,624 residential units, was approximately 96% at March 31, 2001 and 96% at December 31, 2000. The average occupancy rate for real property held by Monadnock, consisting of 4,614 residential units, was approximately 96% at March 31, 2001. The real property held by BSA, consisting of two suburban office buildings, was 100% occupied at Match 31, 2001 and December 31, 2000. The value of real property owned by the Fund through BSA, Bel Alliance, Bel Apartment, Bel Communities and Monadnock at March 31, 2001 and at December 31, 2000, is as follows:


                                            March 31, 2001     December 31, 2000
                                           ---------------     -----------------
Land                                       $  210,933,733        $160,169,027
Buildings, improvements and other assets      978,347,554         719,818,036
                                           ---------------     -----------------
Fair value                                 $1,189,281,287        $879,987,063
                                           ---------------     -----------------


6 Cancelable Interest Rate Swap Agreements

The Fund may enter into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2001 and December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.


                                                                                               Unrealized          Unrealized
                                                            Initial                           Appreciation        Appreciation
                Notional                                    Optional           Final          Depreciation)       (Depreciation)
Effective        Amount       Fixed       Floating        Termination       Termination       at March 31,        at December 31,
  Date           (000's       Rate          Rate             Date              Date               2001                 2000
                omitted)
------------------------------------------------------------------------------------------------------------------------------------
  11/98          68,750       6.225%     Libor + .45%      11/24/03          11/24/05         $  (403,653)          $1,196,307
  11/98          24,528       6.295%     Libor + .45%      05/24/03          11/24/05            (141,186)             411,928
  11/98          41,368       6.310%     Libor + .45%      02/24/03          11/24/05            (211,701)             706,962
  02/99           9,030       6.505%     Libor + .45%      03/04/03          11/24/05             (89,573)             102,930
  02/99          21,996       6.497%     Libor + .45%      04/20/03          11/24/05            (232,830)             244,166
  02/99          20,018       6.439%     Libor + .45%      11/24/03          11/24/05            (256,713)             199,789
  02/99         111,000       6.407%     Libor + .45%      02/23/04          11/24/05          (1,484,291)           1,082,897
  04/99          80,000       6.555%     Libor + .45%      04/28/04          11/24/05          (1,567,814)             273,503
  04/99          16,468       6.720%     Libor + .45%      02/06/03          11/24/05            (248,294)              88,815
  04/99          12,671       6.618%     Libor + .45%      11/24/03          11/24/05            (234,997)              49,102
  04/99          15,105       6.590%     Libor + .45%      02/23/04          11/24/05            (294,053)              49,789
  07/99          26,516       7.308%     Libor + .45%      11/24/03          11/24/05          (1,048,854)            (496,405)
  07/99          40,193       7.301%     Libor + .45%      02/23/04          11/24/05          (1,696,326)            (840,927)
  07/99          10,109       7.237%     Libor + .45%      04/29/04          11/24/05            (427,081)            (207,635)
  07/99         155,000       7.231%     Libor + .45%      07/28/04          11/24/05          (6,937,638)          (3,515,996)
  09/99          17,674       7.700%     Libor + .45%      02/23/04          11/24/05            (961,795)            (600,675)
  09/99           9,833       7.635%     Libor + .45%      07/28/04          11/24/05            (573,495)            (363,677)
  09/99          43,000       7.653%     Libor + .45%      09/17/04          11/24/05          (2,611,802)          (1,686,087)
  09/99          35,024       7.644%     Libor + .45%      07/28/04          11/24/05          (2,053,132)          (1,306,409)
  09/99         212,000       7.622%     Libor + .45%      09/28/04          11/24/05         (12,742,899)          (8,156,580)
  09/99           1,907       7.580%     Libor + .45%      04/29/04          11/24/05            (101,529)             (61,654)
                                                                                             -------------        -------------
  Total                                                                                      $(34,319,656)        $(12,829,857)


7 Debt

A Mortgages - Rental property held by the Fund is financed through various mortgages issued to the real estate subsidiaries. Mortgages payable are reported on the Condensed Consolidated Statement of Assets and Liabilities net of unamortized debt issuance costs. A description of the mortgages issued to each of the real estate subsidiaries, excluding debt issuance costs, is as follows:

Real property held by Bel Alliance is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts, including all sub-accounts thereunder, and an assignment of certain leases and rents. Balances at March 31, 2001 and December 31, 2000, excluding unamortized debt issuance costs, are as follows:


                                                    Monthly Principal            Balance at            Balance at
                         Annual Interest            and Interest                 March 31,             December 31,
Maturity Date            Rate                       Payment                      2001                  2000
----------------         ------------------         --------------------         --------------        --------------
April 1, 2010                8.560%                   $  213,139                 $ 27,406,413          $  27,458,402
January 1, 2028              7.143%                      418,459                   59,900,343             60,083,860
July 1, 2009                 7.740%                      235,286                   32,447,847             32,524,700
April 1, 2010                8.640%                      308,577                   39,393,199             39,466,760
April 1, 2010                8.640%                      236,624                   30,207,602             30,264,010
April 1, 2010                8.560%                      224,163                   28,823,993             28,878,713
April 1, 2010                8.560%                      173,885                   22,358,959             22,401,406
May 1, 2009                  7.250%                       36,155                    5,214,509              5,228,274
February 1, 2009             7.220%                      313,618                   45,225,975             45,348,838
February 1, 2009             7.220%                      332,517                   47,951,315             48,081,581
July 1, 2009                 7.830%                      277,228                   37,913,211             38,001,415
                                                    --------------------         --------------        --------------
Total                                                 $2,769,651                 $376,843,366          $ 377,737,959
                                                    --------------------         --------------        --------------

Real property held by Bel Apartment is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balances at March 31, 2001 and December 31, 2000 are as follows:


Maturity   Annual          Monthly Interest   Balance at       Balance at
Date       Interest Rate   Payment*           March 31, 2001   December 31, 2001
--------   -------------   ----------------   --------------   -----------------
May 1, 2010   8.330%          $ 745,323        $107,369,483       $107,369,483

* Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

Real property held by Bel Communities is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balances at March 31, 2001 and December 31, 2000 are as follows:

Maturity   Annual          Monthly Interest   Balance at       Balance at
Date       Interest Rate   Payment*           March 31, 2001   December 31, 2001
--------   -------------   ----------------   --------------   -----------------
December 1,
2010          7.540%          $ 760,283        $121,000,000       $121,000,000

* Mortgage provides for monthly payments of interest only through December 1, 2010, with the entire principal balance due on December 1, 2010.

Real property held by Monadnock is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balances at March 31, 2001 are as follows:

                                           Monthly Interest     Balance at
Maturity Date     Annual Interest Rate     Payment              March 31, 2001
-------------     --------------------     ----------------     --------------
April 1, 2011            7.89%               $  100,647         $ 15,307,500
April 1, 2011            6.57%                1,105,950          202,000,000
                                           ----------------     --------------
                                             $1,206,597         $217,307,500
                                           ----------------     --------------

Real property held by BSA is financed through a loan collateralized by its real property. The balances at March 31, 2001 and December 31, 2000 are as follows:



                                    Monthly
                                    Principal and                                   Monthly Principal
                  Annual            Interest                                        and Interest               Balance at
Maturity          Interest          Payment at              Balance at              Payment at                 December 31,
Date              Rate              March 31, 2001**        March 31, 2001          December 31, 2000**        2000
-------------     --------          ----------------        --------------          -------------------        ------------
July 10, 2015     7.180%            $ 337,500               $ 49,964,420            $ 337,500                  $ 50,078,689

** Amount indicates current monthly loan payment. Amount increases as rental payments under lease agreement with property tenant increases.

Scheduled repayments of mortgages, excluding unamortized debt issuance costs, for the years subsequent to March 31, 2001 and December 31, 2000 are as follows:

Years Ending March 31,   Amount        Years Ending December 31,          Amount
----------------------   ------        -------------------------    ------------
2002                    $  3,753,465   2001                         $  3,797,253
2003                       4,046,959   2002                            4,100,974
2004                       4,414,814   2003                            4,429,166
2005                       5,403,859   2004                            5,611,627
2006                       5,804,727   2005                            6,077,951
Thereafter               849,060,945   Thereafter                    632,169,160
                        ------------                                ------------
                        $872,484,769                                $656,186,131
                        ------------                                ------------


B Credit Facility -- Belcrest Capital has obtained a $1,150,000,000 Credit Facility with a term of seven years from Merrill Lynch International Bank Limited. Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA, Bel Alliance, Bel Apartment, Bel Communities and Monadnock. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belcrest Capital may borrow for interest periods of one month to five years. In addition, Belcrest Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At March 31, 2001 and December 31, 2000, amounts outstanding under the Credit Facility totaled $1,087,850,000 and $1,006,250,000 respectively.


8 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of EVM, as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the three months ended March 31, 2001 and March 31, 2000 the advisory fee applicable to the Portfolio was 0.44% (annualized) and 0.44% (annualized), respectively, of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $10,312,208 of which $4,110,947 was allocated to the Fund for the three months ended March 31, 2001, and $8,455,108 of which $4,404,142 was allocated to the Fund, for the three months ended March 31, 2000. In addition, Belcrest Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belcrest Capital (including the value of all assets of Belcrest Capital other than Belcrest

Capital's investment in BRC, minus the sum of Belcrest Capital's liabilities other than the principal amount of money borrowed) and BRC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BRC (which consist of all assets of BRC minus the sum of BRC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC). The advisory fee payable by the Portfolio with respect to Belcrest Capital's indirect investment in the Portfolio is credited toward Belcrest Capital's advisory and administrative fee payment. For the three months ended March 31, 2001 and March 31, 2000, the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $3,453,830 and $3,245,779, respectively.

EVM serves as manager of Belcrest Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $3,524,790 and $2,876,452 for the three months ended March 31, 2001 and March 31, 2000, respectively, of which $1,386,434 and $1,504,847, respectively, was allocated to Belcrest Capital. Pursuant to a servicing agreement between Belcrest Capital and EVD, Belcrest Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital. For the three months ended March 31, 2001 and March 31, 2000, the servicing fee paid directly by Belcrest Capital totaled $423,668 and $449,869, respectively. Of the amounts allocated to and incurred by the Fund, for the three months ended March 31, 2001 and March 31, 2000, $1,810,102 and $438,683, respectively, were paid to subagents.

As compensation for its services as placement agent, Belcrest Capital pays EVD a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of Belcrest Capital. For the three months ended March 31, 2001 and March 31, 2000, Belcrest Capital's distribution fees paid or accrued to EVD totaled $912,140 and $979,413, respectively. BMR has agreed to waive a portion of the monthly advisory and administrative fee payable by Belcrest Capital to the extent that such fee, together with the monthly distribution fee to EVD, exceeds an annual rate of 0.60% of the average daily gross investment assets of Belcrest Capital (other than Belcrest Capital's investment in BRC), reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of Belcrest Capital's investment in Belvedere Capital. For the three months ended March 31, 2001 and March 31, 2000, BMR has waived $912,140 and $979,413 of the advisory and administrative fee of Belcrest Capital.

Bel Alliance indirectly holds real property through eleven operating partnerships. Each operating partnership has entered into or assumed a management agreement with an affiliate of the Bel Alliance minority shareholder. The management agreements provide for a management fee and allows for reimbursement to the manager for all direct expenses incurred by the manager for managing the Bel Alliance properties. For the three months ended March 31, 2001, Bel Alliance paid or accrued management fees amounting to $852,068. For the three months ended March 31, 2000, Bel Alliance did not pay any management fees.

An affiliate of the Bel Apartment minority shareholder provides day to day management of Bel Apartment pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing Bel Apartment properties. For the three months ended March 31, 2001, Bel Apartment paid or accrued management fees amounting to $220,716.

An affiliate of the Bel Communities minority shareholder provides day to day management of Bel Communities pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing Bel Communities properties. For the three months ended March 31, 2001, Bel Communities paid or accrued management fees amounting to $235,658.


An affiliate of the Monadnock minority shareholder provides day to day management of Monadnock pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing Monadnock properties. For the period from inception, March 13, 2001 to March 31, 2001, Monadnock paid or accrued management fees amounting to $80,813.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Increases and decreases in Belcrest Capital's net asset value per share are derived from net investment income, and realized and unrealized gains and losses on Belcrest Capital's interest (through Belvedere Capital) in the Portfolio, real estate investments held through BRC and any direct investments of Belcrest Capital. Expenses of Belcrest Capital include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of Belcrest Capital and BRC, including its subsidiaries BSA, Bel Alliance, Bel Apartment, Bel Communities and Monadnock. Belcrest Capital's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. Belcrest Capital's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BRC. The realized and unrealized gains and losses on investments have the most significant impact on Belcrest Capital's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and Belcrest Capital are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of Belcrest Capital's investments in Partnership Preference Units through BRC and its positions in interest rate swap agreements, the performance of Belcrest Capital is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, Belcrest Capital's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001

The Fund achieved total return performance of -11.3% for the quarter ended March 31, 2001. This return reflects a decrease in the Fund's net asset value per share from $120.30 to $106.73. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -11.9% over the same period.

During the first quarter of 2001, the U.S. equity market performed poorly. Stock price declines were widespread, and were most severe in the formerly highflying technology and telecom sectors. Biotech and other "aggressive growth" sectors also experienced significant declines in the quarter. Value stocks outperformed growth stocks, and small cap stocks bested large cap stocks. Among the better performers in the quarter were capital goods, industrial, consumer durable and retail stocks that are positioned to benefit from the lowering of short-term interest rates engineered by the Federal Reserve during the quarter. These stocks were, in many cases, trading at very depressed valuations levels at year-end. In this difficult environment, the performance of Tax-Managed Growth Portfolio modestly exceeded that of the overall market. The relative performance of the Fund versus the S&P 500 was aided by Tax-Managed Growth Portfolio's modest outperformance, which can be attributed to the Portfolio's valuation-sensitive investment approach and its underweighting of most of the worst-performing market sectors.

In the fixed income markets, the first quarter saw stable interest rates on benchmark government bonds and stable credit spreads. The series of rate cuts by the Federal Reserve had little impact on the pricing of longer-term fixed income obligations. Changes in valuation of the Fund's holdings of partnership preference units and other real estate investments had a small positive impact on the Fund's performance during the period.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, Belcrest Capital had outstanding borrowings of $1,087.85 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until November 24, 2005. Belcrest Capital has available under the Credit Facility $62.15 million in unused loan commitments to meet short-term liquidity needs and for other purposes.

Belcrest Capital may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of March 31, 2001, the Portfolio had cash and short-term investments totaling $380.4 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at March 31, 2001, and, as of that date, the net assets of the Portfolio totaled $16,909.7 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of March 31, 2001, restricted securities, which are considered illiquid, constituted 2.7% of the net assets of the Portfolio.

The Partnership Preference Units held by BRC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BRC's investments in real estate apart from Partnership Preference Units are also considered illiquid. The lease and mortgage structures of BSA's office properties limit the pool of potential acquirers of these assets, and it is not anticipated that these properties will be widely marketable until the expiration of both the current lease and that lease's renewal options (which expire in 2027). BRC's investment in Bel Alliance, Bel Apartment, Bel Communities and Monadnock similarly are considered illiquid, and have been structured as an investment of at least ten years (until 2010), at which time a buy/sell mechanism offers liquidity to both BRC and its respective minority shareholders.

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

Risks of Certain Investment Techniques
--------------------------------------
In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indices, instruments, or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of stock index futures contracts and options on stock index futures; the purchase of put options and the sale of call options on securities held; equity swaps; and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that an equal amount is held of the security sold short (a covered short sale) and may also lend portfolio securities. The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to meet their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's revolving securitization facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

Interest Rate Risk
------------------


The Fund's primary exposure to interest rate risk arises from investments in real estate Qualifying Assets that are financed with floating rate bank borrowings. The interest rate on borrowings under the Fund's credit facility (the "Credit Facility") is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. This information should be read in conjunction with Notes 6 and 7 to the condensed consolidated financial statements. The Fund has no market risk sensitive instruments held for trading purposes.

                                                        Interest Rate Sensitivity
                                           Principal (Notional) Amount by Contractual Maturity
                                                  For the Twelve Months Ended March 31,


                     2002        2003        2004        2005         2006         Thereafter         Total         Fair Value

                   -----------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
----------------
Long term debt-
 variable rate
Credit Facility                                                    1,087,850,000                   1,087,850,000    1,087,850,000
Average
 Interest rate                                                         5.29%                           5.29%

Rate sensitive
 derivative
 financial
 instruments:
----------------
Pay fixed/
 Receive
 variable
 interest rate
 swap contracts                                                      972,190,000                     972,190,000       34,319,656
Average pay
 rate                                                                  7.02%                           7.02%
Average
 Receive rate                                                          5.29%                           5.29%




Risks of Investing in Qualifying Assets and Leverage
----------------------------------------------------
The success of BRC's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). Partnership Preference Units also depend upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. BRC's investment in a Real Estate Joint Venture may be influenced by decisions which the Operating Partner of such Venture may make on behalf of the property owned thereby and potential changes in the specific real estate sub-markets in which the properties are located. The debt of each Real Estate Joint Venture is fixed-rate, secured by the underlying properties and with limited recourse to BRC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BRC's equity interest. There can be no assurance that BRC's ownership of real estate investments will be an economic success. Moreover, the success of any Real Estate Joint Venture investment depends in large part upon the performance of the Operating Partner. Operating Partners will be subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. Operating Partners will have an economic incentive to maximize the prices at which they sell properties to Real Estate Joint Ventures and to minimize the prices at which they acquire properties from Real Estate Joint Ventures. Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by Real Estate Joint Ventures. Future investment opportunities identified by Operating Partners will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by Operating Partners in their other businesses may interfere with the operations of Real Estate Joint Ventures.

Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns to be achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings is senior to the rights of the Shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is outstanding an event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions.

The valuations of Partnership Preference Units held by the Fund through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. The ongoing value of BRC's investments in Real Estate Joint Ventures will be substantially uncertain. BRC's investments in Real Estate Joint Ventures, net lease properties and other real property subsidiaries generally will be stated at estimated market value based on independent valuations, assuming an orderly disposition of assets. Detailed investment evaluations will be performed annually and reviewed periodically. Interim valuations will reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent evaluation.

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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Fund is not aware of any pending legal proceedings to which the Fund is a party or to which their assets are subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      None.

ITEM 6.  THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

      (a)  Exhibits
      21   List of subsidiaries

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on May 15, 2001.




                                 BELCREST CAPITAL FUND LLC
                                 (Registrant)

                                 By: EATON VANCE MANAGEMENT,
                                     its Manager


                                 By: /s/ James L. O'Connor
                                     ---------------------------
                                     James L. O'Connor
                                     Vice President



                                 By: /s/ WIlliam M. Steul
                                     ---------------------------
                                     William M. Steul
                                     Chief Financial Officer

                                  EXHIBIT INDEX


21       List of subsidiaries