Form 10-Q
period 2001-06-30
BELCREST CAPITAL FUND LLC
filed 2001-08-14
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                          Commission File No. 000-30509
                                              ---------


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

PART I -        FINANCIAL INFORMATION                                       Page

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Assets
                and Liabilities as of June 30, 2001 (Unaudited)
                and December 31, 2000                                          3

                Condensed  Consolidated  Statements of Operations
                (Unaudited) for the Three Months Ended June 30, 2001
                and 2000 and for the Six Months Ended June 30,
                2001 and 2000                                                  4

                Condensed Consolidated Statements of Changes in
                Net Assets (Unaudited) for the Six Months Ended
                June 30, 2001 and 2000                                         6

                Condensed Consolidated Statements of Cash Flows
                (Unaudited) for the Six Months Ended June 30,
                2001 and 2000                                                  7

                Notes to Condensed  Consolidated Financial Statements
                as of June 30, 2001 (Unaudited)                                9


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           16

Item 3.         Quantitative and Qualitative Disclosures About Market Risk    19

PART  II -      OTHER INFORMATION

Item 1.         Legal Proceedings                                             24

Item 2.         Changes in Securities and Use of Proceeds                     24

Item 3.         Defaults Upon Senior Securities                               24

Item 4.         Submission of Matters to a Vote of Security Holders           24

Item 5.         Other Information                                             24

Item 6.         Exhibits and Reports                                          24


SIGNATURES                                                                    25

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                  June 30,
                                                                                     2001             December 31,
                                                                                 (Unaudited)              2000
                                                                             --------------------  -------------------
 Assets:
     Investment in Belvedere Capital LLC                                          $3,643,171,355       $3,955,678,939
     Investment in real estate Partnership Preference Units                          758,221,489          688,626,007
     Investment in other real estate                                               1,190,937,404          879,987,063
     Short-term investments                                                           11,436,697           27,890,159
                                                                             --------------------  -------------------
             Total investments                                                    $5,603,766,945       $5,552,182,168
     Cash                                                                             14,461,472           10,419,784
     Cash - security deposits                                                          1,116,622              970,626
     Dividends receivable                                                                      -           12,288,687
     Escrow deposits - restricted                                                     16,474,283           12,078,851
     Prepaid and deferred expenses                                                       675,127            6,210,987
     Accounts receivable and other assets                                              1,876,714            2,982,937
     Swap interest receivable                                                                  -              369,857
                                                                             --------------------  -------------------
             Total assets                                                         $5,638,371,163       $5,597,503,897
                                                                             --------------------  -------------------

 Liabilities:
    Loan payable                                                                  $1,082,850,000       $1,006,250,000
    Mortgage payable, net of unamortized debt issuance costs                         862,971,027          648,625,391
    Open interest rate swap contracts, at value                                       24,359,646           12,829,857
    Security deposits                                                                  3,284,827            2,698,676
    Swap interest payable                                                              2,388,312                    -
    Accrued expenses:
        Interest expense                                                              12,274,740           14,713,521
        Accrued property taxes                                                         7,310,658            8,062,588
        Other accrued expenses                                                         7,621,278            4,349,200
    Other liabilities                                                                  1,065,863           2,823,496
    Minority interest in controlled subsidiaries                                      98,159,076          90,050,037
                                                                             --------------------  -------------------
             Total liabilities                                                    $2,102,285,427       $1,790,402,766
                                                                             --------------------  -------------------
 Net assets                                                                       $3,536,085,736       $3,807,101,131
                                                                             --------------------  -------------------

 Shareholders' Capital
                                                                             --------------------  -------------------
     Shareholders' capital                                                        $3,536,085,736       $3,807,101,131
                                                                             --------------------  -------------------

Shares Outstanding                                                                    31,048,664           31,646,617
                                                                             --------------------  -------------------

Net Asset Value and Redemption Price Per Share                                           $113.89              $120.30
                                                                             --------------------  -------------------

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations
(Unaudited)

                                                           Three Months      Three Months        Six Months         Six Months
                                                               Ended             Ended              Ended              Ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2001              2000               2001               2000
                                                         ----------------- ------------------ ------------------ -----------------
 Investment Income:
     Dividends allocated from Belvedere Capital                $8,666,427         $8,966,769       $ 17,335,295       $18,164,039
        (net of foreign taxes of $57,970, $90,384,
         $113,401 and $164,288, respectively)
     Interest allocated from Belvedere Capital                    469,837          2,310,614          2,029,038         3,849,607
     Expenses allocated from Belvedere Capital                 (5,490,495)        (6,247,565)       (11,106,371)      (12,336,256)
                                                         ----------------- ------------------ ------------------ -----------------
     Net investment income allocated from
     Belvedere Capital                                       $  3,645,769         $5,029,818        $ 8,257,962        $9,677,390
     Dividends from Partnership Preference Units                5,225,141         20,379,678         22,738,431        42,984,773
     Rental income                                             44,347,771         25,515,059         80,268,868        25,852,559
     Interest                                                     265,066            412,102            754,065           514,936
                                                         ----------------- ------------------ ------------------ -----------------
             Total investment income                          $53,483,747        $51,336,657      $ 112,019,326       $79,029,658
                                                         ----------------- ------------------ ------------------ -----------------

 Expenses:
    Investment advisory and administrative fees                $3,688,760         $3,410,963        $ 7,142,590        $6,656,742
    Property management fees                                    1,744,761            975,269          3,134,016           975,269
    Distribution and servicing fees                             1,247,783          1,430,027          2,583,591         2,859,309
    Interest expense on credit facility                        14,556,983         18,267,108         31,046,814        37,151,138
    Interest expense on mortgages                              16,759,283         16,065,055         30,554,723        16,692,468
    Interest expense on swap contracts                          3,926,050            222,792          4,979,779         1,922,547
    Property taxes and insurance                                4,811,064          2,701,193          8,623,682         2,701,193
    Property and maintenance                                   13,016,067          7,999,362         24,159,047         7,999,362
    Organizational costs                                            4,291                  -            367,651           150,496
    Custodian and transfer agent fees                              25,627             32,079             44,799            51,059
    Legal and accounting services                                 316,190             16,399            647,918           631,636
    Printing and postage                                              902              1,780              4,304             5,258
    Miscellaneous                                                 218,246              5,496          1,004,215           260,460
                                                         ----------------- ------------------ ------------------ -----------------
            Total expenses                                    $60,316,007        $51,127,523       $114,293,129       $78,056,937
    Deduct:
            Reduction of investment advisory and
            administrative fees                                   864,201            992,290          1,776,341         1,971,703
                                                         ----------------- ------------------ ------------------ -----------------
               Net expenses                                   $59,451,806        $50,135,233       $112,516,788       $76,085,234
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss) before minority
   interests in net income (loss) of
   controlled subsidiaries                                    $(5,968,059)        $1,201,424          $(497,462)       $2,944,424
            Minority interests in net income (loss)
                of controlled subsidiaries                     (1,023,727)         1,123,751         (2,529,201)        1,123,751
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss)                                $  (6,991,786)        $2,325,175        $(3,026,663)       $4,068,175
                                                         ----------------- ------------------ ------------------ -----------------

Condensed Consolidated Statements of Operations
(Unaudited) (Continued)

                                                           Three Months      Three Months        Six Months         Six Months
                                                               Ended             Ended              Ended              Ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2001              2000               2001               2000
                                                         ----------------- ------------------ ------------------ -----------------
 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
     Investment transactions from Belvedere
            Capital  (identified cost basis)                 $(13,494,885)          $(38,329)       $(2,339,271)      $90,763,988
     Investment transactions in Partnership
            Preference Units (identified cost basis)                    -        (21,236,086)                 -       (53,136,896)
     Termination of interest rate swap contracts                        -          3,198,900                  -         3,198,900
                                                         ----------------- ------------------ ------------------ -----------------
             Net realized gain (loss)                        $(13,494,885)      $(18,075,515)       $(2,339,271)      $40,825,992
                                                         ----------------- ------------------ ------------------ -----------------
       Change in unrealized appreciation(depreciation)-
     Investment in Belvedere Capital
           (identified cost basis)                           $206,353,852       $(30,123,584)     $(259,358,821)     $112,128,966
     Investments in Partnership Preference Units
           (identified cost basis)                             20,448,760         29,185,206         69,595,482        36,456,535
     Investment in other real estate                            8,137,764                  -          4,689,153                 -
     Interest rate swap contracts                               9,960,010         (6,628,367)       (11,529,789)        3,847,371
                                                         ----------------- ------------------ ------------------ -----------------
                Net change in unrealized
                appreciation (depreciation)                  $244,900,386        $(7,566,745)     $(196,603,975)     $152,432,872
                                                         ----------------- ------------------ ------------------ -----------------

 Net realized and unrealized gain (loss)                     $231,405,501       $(25,642,260)     $(198,943,246)     $193,258,864
                                                         ----------------- ------------------ ------------------ -----------------
 Net increase (decrease) in net assets from
 operations                                                  $224,413,715       $(23,317,085)     $(201,969,909)     $197,327,039
                                                         ================= ================== ================== =================

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets   (Unaudited)

                                                                              Six Months           Six Months
                                                                                 Ended               Ended
                                                                            June 30, 2001        June 30, 2000
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income (loss)                                            $   (3,026,663)      $    4,068,175
     Net realized gain (loss) from investment transactions                       (2,339,271)          40,825,992
     Net change in unrealized appreciation (depreciation)
              of investments                                                   (196,603,975)         152,432,872
                                                                          -------------------  ------------------
     Net increase (decrease) in net assets from
               operations                                                    $ (201,969,909)      $  197,327,039
                                                                          -------------------  ------------------

 Transactions in Fund Shares -
     Net asset value of Fund Shares redeemed                                    (67,918,638)         (93,281,139)
                                                                          -------------------  ------------------
     Net decrease in net assets from Fund Share transactions                 $  (67,918,638)      $  (93,281,139)
                                                                          -------------------  ------------------

Distributions to Shareholders -
    Special distributions to Fund Shareholders                               $            -       $   (3,971,841)
    Minority Shareholders of controlled subsidiaries
                                                                                 (1,126,848)                   -
                                                                          -------------------  ------------------
     Total distributions to Shareholders                                     $   (1,126,848)      $   (3,971,841)
                                                                          -------------------  ------------------

 Net increase (decrease) in net assets                                       $ (271,015,395)      $  100,074,059

 Net assets:
    Beginning of period                                                      $3,807,101,131       $3,920,612,531
                                                                          -------------------  ------------------
    End of period                                                            $3,536,085,736       $4,020,686,590
                                                                          ===================  ==================

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Six Months            Six Months
                                                                                         Ended                  Ended
                                                                                       June 30,                June 30,
                                                                                         2001                    2000
                                                                                   ------------------  ------------------
Cash flows from (for) Operating Activities -
Net investment income (loss)                                                       $    (3,026,663)       $  4,068,175
Adjustments to reconcile net investment income (loss) to net cash flows from (used for) operating activities -
       Amortization of debt issuance costs                                                 436,071             345,048
       Net investment income allocated from Belvedere Capital                           (8,257,962)         (9,677,390)
       (Increase) decrease in dividends receivable                                      12,288,687          (2,096,672)
       Increase in deferred expenses                                                             -          (8,779,698)
       Decrease in prepaid expenses                                                        868,295             860,281
       Increase in interest payable for open swap contract                               2,758,169                   -
       Increase in interest receivable for open swap contracts                                   -            (182,629)
       Increase in escrow deposits                                                      (4,395,432)         (2,335,452)
       Increase in security deposits                                                      (145,996)                  -
       (Increase) decrease in accounts receivable and other assets                       3,287,773            (737,865)
       Increase (decrease) in accrued property taxes                                      (751,930)          2,341,854
       Increase (decrease) in accrued interest, operating expenses
             and other liabilities                                                      (2,920,731)          1,338,788
       Improvements to property                                                         (4,526,205)                  -
       Purchases of Partnership Preference Units                                                 -        (102,500,000)
       Payments for investments in other real property                                 (75,156,301)       (102,168,520)
       Sales of Partnership Preference Units                                                     -         302,968,810
       Proceeds from terminated interest rate swap contracts                                     -           3,198,900
       Net (increase) decrease in investment in Belvedere Capital                       (4,212,788)         43,843,649
       (Increase) decrease in short-term investments                                    16,453,462         (13,251,925)
       Minority interests in net investment income (loss) of
               controlled subsidiaries                                                   2,529,201          (1,123,751)
                                                                                   --------------------------------------
       Net cash flows from (used for) operating activities                         $   (64,772,350)       $116,111,603
Cash Flows From (for) Financing Activities -
       Proceeds from/(payment of) Credit Facility                                  $    76,600,000        $(77,750,000)
       Payment on mortgage                                                              (1,905,963)           (801,430)
       Return of Capital                                                                  (401,447)                  -
       Payment of distributions to minority shareholders                                (1,126,848)                  -
       Payments for Fund Shares redeemed                                                (4,567,704)        (17,223,495)
       Payment of special distributions                                                          -          (2,934,666)
       Capital contribution to controlled subsidiary                                       216,000             313,249
                                                                                   --------------------------------------
       Net cash flows from (used for) financing activities                         $    68,814,038        $(98,396,342)

Net increase in cash                                                               $     4,041,688        $ 17,715,261

Cash at beginning of period                                                        $    10,419,784        $  5,028,304
                                                                                   ------------------  ------------------
Cash at end of period                                                              $    14,461,472         $22,743,565
                                                                                   ==================  ==================

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Supplemental Disclosure and Non-cash Investing and
Financing Activities-
       Change in unrealized appreciation of investments and
            open swap contracts                                                    $  (196,603,975)       $152,432,872
       Interest paid for loan from Credit Facility                                 $    34,613,525        $ 39,261,606
       Interest paid for mortgages                                                 $    28,990,722        $  7,485,630
       Interest paid for swap contracts                                            $     2,221,610        $  2,105,176
       Market value of securities distributed in payment of redemptions            $    63,350,934        $ 77,372,568
       Market value real property and other assets, net of current
         liabilities, contributed to Fund                                          $   312,541,047        $654,377,493
       Mortgages assumed in conjunction with acquisitions of real property         $   217,307,500        $537,744,135

BELCREST CAPITAL FUND LLC as of June 30, 2001
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the six months ended June 30, 2001, Belcrest Realty Corporation (BRC) purchased a majority interest in Monadnock Property Trust, LLC (Monadnock). Monadnock owns twelve multi-family residential properties located in eight states (Texas, Arizona, Georgia, North Carolina, Oregon, Utah, Tennessee and Florida). BRC owns Class A units of Monadnock, representing approximately a 75% equity interest in Monadnock, and a minority shareholder owns Class B units, representing approximately a 25% equity interest in Monadnock. The equity interest of the Monadnock minority shareholder is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holder of Class B units.

The accompanying condensed consolidated financial statements of Belcrest Capital include the accounts of BRC, Bel Santa Ana LLC (BSA), Bel Alliance Properties LLC (Bel Alliance), Bel Apartment Properties Trust (Bel Apartment), Bel Communities Properties Trust (Bel Communities) and Monadnock (collectively, the
Fund). All material intercompany accounts and transactions have been eliminated.


2 Interim Financial Statements

The condensed consolidated interim financial statements of Belcrest Capital and subsidiaries as of June 30, 2001 and June 30, 2000 and for the six months ended June 30, 2001 and June 30, 2000 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

Reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the six months ended June 30, 2001 aggregated $55,038,327 and $114,105,781, respectively, and for the six months ended June 30, 2000 aggregated $24,591,847 and $139,639,644, respectively. There were no purchases and sales of Partnership Preference Units for the six months ended June 30, 2001. For the six months ended June 30, 2000 purchase and sales of Partnership Preference Units aggregated $102,500,000 and $302,968,810, respectively. For the six months ended June 30, 2001, acquisition of other real property aggregated $75,156,301. For the six months ended June 30, 2000, acquisitions of other real property aggregated $102,168,520.

Purchases and sales of Partnership Preference Units for the six months ended June 30, 2000, include amounts purchased from and sold to other funds sponsored by Eaton Vance Management (EVM).


4 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at June 30, 2001 was $9,970,047,835 representing 54.6% of the Portfolio's net assets and at June 30, 2000 was $8,894,702,269 representing 52.4% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at June 30, 2001 was $3,643,171,355 representing 36.5% of Belvedere Capital's net assets and at June 30, 2000 was $4,178,339,562, representing 47.0% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $50,467,696, of which $19,364,333 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2000 totaled $43,951,952, of which $22,013,646 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $21,587,638, of which $8,267,264 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2000 totaled $18,388,926, of which $9,200,307 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $2,839,107 for the six months ended June 30, 2001, representing $65,072 of operating expenses and $2,774,035 of service fees. Belvedere Capital allocated additional expenses to the Fund of $3,135,949 for the six months ended June 30, 2000, representing $89,247 of operating expenses and $3,046,702 of service fees (Note 8).

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2001, December 31, 2000 and June 30, 2000 and its operations for the six months ended June 30, 2001, the year ended December 31, 2000 and the six months ended June 30, 2000 follows:

                                         June 30,             December 31,              June 30,
                                           2001                   2000                    2000
                                    -------------------- ------------------------ ---------------------
Investments, at value                   $18,239,311,489          $18,318,105,043       $16,968,560,668
Other Assets                                 19,932,030              251,324,504           129,856,981
----------------------------------- -------------------- ------------------------ ---------------------
Total Assets                            $18,259,243,519          $18,569,429,547       $17,098,417,649
Total Liabilities                               463,366              184,360,662           122,641,585
----------------------------------- -------------------- ------------------------ ---------------------
Net Assets                              $18,258,780,153          $18,385,068,885       $16,975,776,064
=================================== ==================== ======================== =====================
Dividends and interest                      $93,075,546            $ 189,740,537         $  85,182,083
----------------------------------- -------------------- ------------------------ ---------------------
Investment adviser fee                      $38,822,203              $73,317,616           $34,563,622
Other expenses                                  959,382                2,500,093             1,049,805
----------------------------------- -------------------- ------------------------ ---------------------
Total expenses                              $39,781,585            $  75,817,709         $  35,613,427
----------------------------------- -------------------- ------------------------ ---------------------
Net investment income                       $53,293,961            $ 113,922,828         $  49,568,656
Net realized gains (losses)                 (12,705,834)             196,962,539           345,517,898
Net change in unrealized
   gains (losses)                        (1,238,423,587)             141,360,943           429,187,549
----------------------------------- -------------------- ------------------------ ---------------------
Net increase (decrease) in
    net assets from operations          $(1,197,835,460)          $  452,246,310         $ 824,274,103
----------------------------------- -------------------- ------------------------ ---------------------

5 Rental Property

The average occupancy rate for real property held by Bel Alliance, consisting of 13,833 residential units, was approximately 93% at June 30, 2001 and December 31, 2000. The average occupancy rate for real property held by Bel Apartment, consisting of 2,530 residential units, was approximately 95% at June 30, 2001 and December 31, 2000. The average occupancy rate for real property held by Bel Communities, consisting of 2,624 residential units, was approximately 96% at June 30, 2001 and December 31, 2000. The average occupancy rate for real property held by Monadnock, consisting of 4,614 residential units, was approximately 96% at June 30, 2001. The real property held by BSA, consisting of two suburban office buildings, was 100% occupied at June 30, 2001 and December 31, 2000. The fair value of real property owned by the Fund through BSA, Bel Alliance, Bel Apartment, Bel Communities and Monadnock at June 30, 2001 and at December 31, 2000, is as follows:

                                                             June 30, 2001        December 31, 2000
                                                             -------------        -----------------
Land                                                         $ 211,055,306              $160,169,027
Buildings, improvements and other assets                       979,882,098               719,818,036
                                                       ------------------- -------------------------
Fair value                                                  $1,190,937,404              $879,987,063
                                                       ------------------- -------------------------

6 Cancelable Interest Rate Swap Agreements

The Fund has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2001 and December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                                                                                                  Unrealized
                                                                                                  Appreciation        Unrealized
                   Notional                                        Initial                       (Depreciation)       Appreciation
                    Amount                                        Optional          Final        at June 30,         (Depreciation)
  Effective         (000's        Fixed         Floating         Termination     Termination         2001          at December 31,
     Date          omitted)        Rate           Rate              Date            Date         (Unaudited)             2000
--------------- --------------- ----------- ------------------ ---------------- -------------- ------------------ ------------------
11/98               68,750      6.225%      Libor + .45%          11/24/03        11/24/05           $   200,779        $1,196,307
11/98               24,528      6.295%      Libor + .45%          05/24/03        11/24/05                47,435           411,928
11/98               41,368      6.310%      Libor + .45%          02/24/03        11/24/05                84,776           706,962
02/99               9,030       6.505%      Libor + .45%          03/04/03        11/24/05              (29,808)           102,930
02/99               21,996      6.497%      Libor + .45%          04/20/03        11/24/05              (79,507)           244,166
02/99               20,018      6.439%      Libor + .45%          11/24/03        11/24/05              (81,054)           199,789
02/99              111,000      6.407%      Libor + .45%          02/23/04        11/24/05             (434,154)         1,082,897
04/99               80,000      6.555%      Libor + .45%          04/28/04        11/24/05             (766,958)           273,503
04/99               16,468      6.720%      Libor + .45%          02/06/03        11/24/05             (148,384)            88,815
04/99               12,671      6.618%      Libor + .45%          11/24/03        11/24/05             (123,629)            49,102
04/99               15,105      6.590%      Libor + .45%          02/23/04        11/24/05             (150,482)            49,789
07/99               26,516      7.308%      Libor + .45%          11/24/03        11/24/05             (816,984)         (496,405)
07/99               40,193      7.301%      Libor + .45%          02/23/04        11/24/05           (1,306,163)         (840,927)
07/99               10,109      7.237%      Libor + .45%          04/29/04        11/24/05             (322,344)         (207,635)
07/99              155,000      7.231%      Libor + .45%          07/28/04        11/24/05           (5,200,237)       (3,515,996)
09/99               17,674      7.700%      Libor + .45%          02/23/04        11/24/05             (787,031)         (600,675)
09/99               9,833       7.635%      Libor + .45%          07/28/04        11/24/05             (459,794)         (363,677)
09/99               43,000      7.653%      Libor + .45%          09/17/04        11/24/05           (2,092,005)       (1,686,087)
09/99               35,024      7.644%      Libor + .45%          07/28/04        11/24/05           (1,647,861)       (1,306,409)
09/99              212,000      7.622%      Libor + .45%          09/28/04        11/24/05          (10,164,873)       (8,156,580)
09/99               1,907       7.580%      Libor + .45%          04/29/04        11/24/05              (81,368)          (61,654)
--------------- --------------- ----------- ------------------ ---------------- -------------- ------------------ -----------------
Total                                                                                              $(24,359,646)     $(12,829,857)
--------------- --------------- ----------- ------------------ ---------------- -------------- ------------------ -----------------

7 Debt

A Mortgages - Rental property held by the Fund is financed through various mortgages issued to the real estate subsidiaries. Mortgages payable are reported on the Condensed Consolidated Statement of Assets and Liabilities net of unamortized debt issuance costs. A description of the mortgages issued to each of the real estate subsidiaries, excluding debt issuance costs, is as follows:

Real property held by Bel Alliance is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts, including all sub-accounts thereunder, and an assignment of certain leases and rents. Balances at June 30, 2001 and December 31, 2000, excluding unamortized debt issuance costs, are as follows:

                                                       Monthly Principal        Balance at          Balance at
                           Annual Interest             and Interest             June 30,            December 31,
Maturity Date              Rate                        Payment                  2001                2000
-------------              ----------------            -----------------        ----------          -------------
April 1, 2010              8.560%                      $   213,139               $  27,366,194       $ 27,458,402
January 1, 2028            7.143%                          418,459                  59,713,528         60,083,860
July 1, 2009               7.740%                          235,286                  32,383,383         32,524,700
April 1, 2010              8.640%                          308,577                  39,336,858         39,466,760
April 1, 2010              8.640%                          236,624                  30,164,399         30,264,010
April 1, 2010              8.560%                          224,163                  28,781,736         28,878,713
April 1, 2010              8.560%                          173,885                  22,326,180         22,401,406
May 1, 2009                7.250%                           36,155                   5,202,582          5,228,274
February 1, 2009           7.220%                          313,618                  45,118,934         45,348,838
February 1, 2009           7.220%                          332,517                  47,837,824         48,081,581
July 1, 2009               7.830%                          277,228                  37,839,681         38,001,415
                                                   ------------------------     ----------------    --------------------
Total                                                 $  2,769,651               $ 376,071,299       $377,737,959
                                                   ------------------------     ----------------    --------------------

Real property held by Bel Apartment is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balances at June 30, 2001 and December 31, 2000 are as follows:

                                                     Monthly Interest      Balance at               Balance at
Maturity Date              Annual Interest Rate      Payment*              June 30, 2001            December 31, 2000
-------------              --------------------      -----------------     --------------           -----------------
May 1, 2010                8.330%                    $ 745,323             $107,369,483             $107,369,483

* Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

Real property held by Bel Communities is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balances at June 30, 2001 and December 31, 2000 are as follows:


                                                     Monthly Interest      Balance at               Balance at
Maturity Date              Annual Interest Rate      Payment*              June 30, 2001            December 31, 2000
-------------              --------------------      -----------------     --------------           -----------------
December 1, 2010           7.540%                   $ 760,283              $121,000,000             $121,000,000

* Mortgage provides for monthly payments of interest only through December 1, 2010, with the entire principal balance due on December 1, 2010.

Real property held by Monadnock is financed through a loan collateralized by its real property. The balances at June 30, 2001 are as follows:


                                                     Monthly Interest      Balance at
Maturity Date              Annual Interest Rate      Payment*              June 30, 2001
-------------              --------------------      -----------------     --------------
April 1, 2009              7.89%                     $   100,647           $  15,307,500
April 1, 2011              6.57%                       1,105,950             202,000,000
                                                     --------------------- -------------------
                                                     $ 1,206,597           $ 217,307,500
                                                     --------------------- -------------------

* Mortgage provides for monthly payments of interest only through April 1, 2011, with the entire principal balances due on April 1, 2009 and April 1, 2011.

Real property held by BSA is financed through a loan collateralized by its real property. The balances at June 30, 2001 and December 31, 2000 are as follows:

                                          Monthly Principal
                     Annual               and Interest                                        Monthly Principal and   Balance at
Maturity             Interest             Payment at             Balance at                   Interest payment at     December
Date                 Rate                 June 30, 2001**        June 30, 2001                December 31, 2000**     31, 2000
--------             --------             -----------------      -------------                ---------------------   -----------
July 10, 2015        7.180%               $ 337,500              $ 49,848,088                 $ 337,500               $ 50,078,689

** Amount indicates current monthly loan payment. Amount increases as rental payments under lease agreement with property tenant increases.

Scheduled repayments of mortgages, excluding unamortized debt issuance costs, for the years subsequent to June 30, 2001 and December 31, 2000 are as follows:

Years Ending June 30,              Amount       Years Ending December 31,      Amount
----------------------             ------       --------------------------     ------
2002                          $ 3,945,877       2001                           $3,797,253
2003                            4,258,570       2002                            4,100,974
2004                            4,788,882       2003                            4,429,166
2005                            5,591,783       2004                            5,611,627
2006                            6,058,309       2005                            6,077,951
Thereafter                    846,952,949       Thereafter                    632,169,160
                              -----------                                    -------------
                             $871,596,370                                    $656,186,131
                             ------------                                    -------------

B Credit Facility -- Belcrest Capital has obtained a $1,150,000,000 credit facility (the Credit Facility) with a term of seven years from Merrill Lynch International Bank Limited. Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA, Bel Alliance, Bel Apartment, Bel Communities and Monadnock. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belcrest Capital may borrow for interest periods of one month to five years. In addition, Belcrest Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At June 30, 2001 and December 31, 2000, amounts outstanding under the Credit Facility totaled $1,082,850,000 and $1,006,250,000 respectively.

8 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of EVM, as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the six months ended June 30, 2001 and June 30, 2000 the advisory fee applicable to the Portfolio was 0.44% (annualized) of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $21,066,909 of which

$8,081,841 was allocated to the Fund for the six months ended June 30, 2001, and $17,845,464 of which $8,913,651 was allocated to the Fund, for the six months ended June 30, 2000. In addition, Belcrest Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belcrest Capital (including the value of all assets of Belcrest Capital other than Belcrest Capital's investment in BRC, minus the sum of Belcrest Capital's liabilities other than the principal amount of money borrowed) and BRC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BRC (which consist of all assets of BRC minus the sum of BRC's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC). The advisory fee payable by the Portfolio with respect to Belcrest Capital's indirect investment in the Portfolio is credited toward Belcrest Capital's advisory and administrative fee payment. For the six months ended June 30, 2001 and June 30, 2000, the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $7,142,590 and $6,656,742, respectively.

EVM serves as manager of Belcrest Capital and receives no separate compensation for services provided in such capacity.

Pursuant to a servicing agreement between Belvedere Capital and Eaton Vance Distributors, Inc. (EVD), Belvedere Capital pays a servicing fee to EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $7,248,420 and $6,089,747 for the three months ended June 30, 2001 and June 30, 2000, respectively, of which $2,774,035 and $3,046,702, respectively, was allocated to Belcrest Capital. Pursuant to a servicing agreement between Belcrest Capital and EVD, Belcrest Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital. For the six months ended June 30, 2001 and June 30, 2000, the servicing fee paid directly by Belcrest Capital totaled $1,357,675 and $887,606, respectively. Of the amounts allocated to and incurred by the Fund, for the six months ended June 30, 2001 and June 30, 2000, $4,131,710 and $1,251,001, respectively, were paid to subagents.

As compensation for its services as placement agent, Belcrest Capital pays EVD a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of Belcrest Capital. For the six months ended June 30, 2001 and June 30, 2000, Belcrest Capital's distribution fees paid or accrued to EVD totaled $1,776,341 and $1,971,703, respectively. BMR has agreed to waive a portion of the monthly advisory and administrative fee payable by Belcrest Capital to the extent that such fee, together with the monthly distribution fee to EVD, exceeds an annual rate of 0.60% of the average daily gross investment assets of Belcrest Capital (other than Belcrest Capital's investment in BRC), reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of Belcrest Capital's investment in Belvedere Capital. For the six months ended June 30, 2001 and June 30, 2000, BMR has waived $1,776,341 and $1,971,703 of the advisory and administrative fee of Belcrest Capital.

Bel Alliance indirectly holds real property through eleven operating partnerships. Each operating partnership has entered into or assumed a management agreement with an affiliate of the Bel Alliance minority shareholder. The management agreements provide for a management fee and allow for reimbursement to the manager for all direct expenses incurred by the manager for managing the Bel Alliance properties. For the six months ended June 30, 2001 and June 30 2000, Bel Alliance paid or accrued management fees amounting to $1,714,717 and $975,269.

An affiliate of the Bel Apartment minority shareholder provides day to day management of Bel Apartment pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing Bel Apartment properties. For the six months ended June 30, 2001, Bel Apartment paid or accrued management fees amounting to $442,221. There were no management fees paid or accrued by Bel Apartments for the six months ended June 30, 2000.

An affiliate of the Bel Communities minority shareholder provides day to day management of Bel Communities pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing Bel Communities properties. For the six months ended June 30, 2001, Bel Communities paid or accrued management fees amounting to $475,153. There were no management fees paid or accrued by Bel Communities for the six months ended June 30, 2000.

An affiliate of the Monadnock minority shareholder provides day to day management of Monadnock pursuant to a management agreement. The management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the manager in conjunction with managing Monadnock properties. For the period from inception, March 13, 2001 to June 30, 2001, Monadnock paid or accrued management fees amounting to $501,925.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belcrest Capital Fund LLC's (the Fund) net asset value per share are derived from net investment income, and realized and unrealized gains and losses on the Fund's interest through Belvedere Capital Fund Company LLC (Belvedere Capital) in Tax-Managed Growth Portfolio (the Portfolio), real estate investments held through its subsidiary, Belcrest Realty Corporation (BRC) and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund and BRC, including its subsidiaries Bel Santa Ana LLC (BSA), Bel Alliance Properties LLC (Bel Alliance), Bel Apartment Properties Trust (Bel Apartment), Bel Communities Property Trust (Bel Communities) and Monadnock Property Trust, LLC (Monadnock). The Fund's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BRC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's investments in income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) through BRC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, the Fund's Partnership Preference Units and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2001

The Fund achieved total return performance of 6.7% for the quarter ended June 30, 2001. This return reflects an increase in the Fund's net asset value per share from $106.73 to $113.89. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 5.9% over the same period.

During the second quarter of 2001, the U.S. equity market rallied from the lows reached in March. The recovery was uneven, and tailed off toward the end of the quarter. The best performing market sector in the quarter was technology, followed by basic materials and financials. The bounce in technology stocks was driven by aggressive investors making the bet that the bottom in industry fundamentals must be near, though few signs of such a bottoming have emerged. Financial and other interest-sensitive stocks benefited from the continuing activity of the Federal Reserve to lower short-term interest rates. In the first six months of 2001, the benchmark federal funds rate was lowered six times, by a total of 2.75%. Market sentiment also benefited from the June enactment of the Bush Administration's tax relief program. But worries about weakness in the economy and a collapse in corporate profits continued to weigh upon the market.

In this environment of halting recovery, the performance of the Portfolio fell modestly below that of the overall market. The Fund was able to outperform both the Portfolio and the S&P 500 due to the incremental returns derived from the Fund's real estate investments. The U.S. real estate market remains in good balance despite widespread weakness in the general economy.

The Fund achieved total return performance of -5.3% for the six months ended June 30, 2001. This return reflects a decrease in the Fund's net asset value per share from $120.30 to $113.89. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -6.7% over the same period.

During the first half of 2001, the U.S. equity market continued the weak performance pattern prevalent since early 2000. After bottoming in March, the market rallied strongly before tailing off again toward the end of the second quarter. The best performing market sector in the six-month period was consumer cyclicals, and especially retail stocks, which recovered strongly from depressed levels at year-end 2000. The weakest performing market sectors were technology and healthcare. The market suffered from a weakening economic outlook, a collapse in corporate profits and valuation levels that remain high by historical standards. These negative effects were partly mitigated by the continuing activity of the Federal Reserve to lower short-term interest rates. In the first half, the benchmark federal funds rate was lowered six times, by a total of 2.75%. Market sentiment also benefited from the June enactment of the Bush Administration's tax relief program.

In this period of market weakness and halting recovery, the performance of the Portfolio fell modestly below that of the overall market. The Fund was able to outperform both the Portfolio and the S&P 500 due to the incremental returns derived from the Fund's real estate investments. The U.S. real estate market remains in good balance despite widespread weakness in the general economy.

Liquidity and Capital Resources

As of June 30,2001, the Fund had outstanding borrowings of $1,082.85 million under the credit facility (the Credit Facility) established with Merrill Lynch International Bank Limited, the term of which extends until November 24, 2005. The Fund has available under the Credit Facility $67.15 million in unused loan commitments to meet short-term liquidity needs and for other purposes

The Fund may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of June 30, 2001, the Portfolio had cash and short-term investments totaling $181.8 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at June 30, 2001, and, as of that date, the net assets of the Portfolio totaled $18,258.8 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of June 30, 2001, restricted securities, which are considered illiquid, constituted 2.0% of the net assets of the Portfolio.

The Partnership Preference Units held by BRC are not registered under the Securities Act of 1933 (the Securities Act) and are subject to substantial restrictions on transfer. As such, they are considered illiquid.

BRC's investments in real estate apart from Partnership Preference Units are also considered illiquid. The lease and mortgage structures of BSA's office properties limit the pool of potential acquirers of these assets, and it is not anticipated that these properties will be widely marketable until the expiration of both the current lease and that lease's renewal options (which expire in 2027). BRC's investment in Bel Alliance, Bel Apartment, Bel Communities and Monadnock similarly are considered illiquid, and have been structured as an investment of at least ten years, at which time a buy/sell mechanism offers liquidity to both BRC and its respective minority shareholders.

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

The Portfolio's ability to utilize covered short sales, certain equity swaps and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the Portfolio's taxable year and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's revolving securitization facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the Investment Company Act of 1940 and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Internal Revenue Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

Interest Rate Risk
------------------
The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed with floating rate bank borrowings. The interest rate on borrowings under the Fund's credit facility (the "Credit Facility") is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. This information should be read in conjunction with Notes 6 and 7 to the condensed consolidated financial statements. The Fund has no market risk sensitive instruments held for trading purposes.

                                            Interest Rate Sensitivity
                                          Principal (Notional) Amount by Contractual Maturity
                                                 For the Twelve Months Ended June 30,
                          2002      2003       2004     2005          2006           Thereafter          Total           Fair Value
                        --------- ---------- --------- -------- ------------------ --------------- ------------------ --------------
Rate sensitive
liabilities:
-----------------------
Long term debt-
  variable rate
Credit Facility                                                  $1,082,850,000                     $1,082,850,000   $1,082,850,000
Average
 Interest rate                                                             4.29%                              4.29%

Rate sensitive
 derivative financial
 instruments:
-----------------------
Pay fixed/
 Receive    variable
 interest rate swap
 contracts                                                        $972,190,000                        $972,190,000     $(24,359,646)
Average pay rate                                                          7.02%                               7.02%
Average
  Receive rate                                                            4.29%                               4.29%

Risks of Investing in Qualifying Assets and Leverage
----------------------------------------------------
The success of BRC's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). Partnership Preference Units also depend upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. BRC's investments in interests in real estate joint ventures (Real Estate Joint Ventures) may be influenced by decisions which the principal minority investor in each Real Estate Joint Venture (the Operating Partner) may make on behalf of the property owned thereby and potential changes in the specific real estate sub-markets in which the properties are located. The debt of each Real Estate Joint Venture is fixed-rate, secured by the underlying properties and with limited recourse to BRC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BRC's equity interest. There can be no assurance that BRC's ownership of real estate investments will be an economic success. Moreover, the success of any Real Estate Joint Venture investment depends in large part upon the performance of the Operating Partner. Operating Partners will be subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. Operating Partners will have an economic incentive to maximize the prices at which they sell properties to Real Estate Joint Ventures and to minimize the prices at which they acquire properties from Real Estate Joint Ventures. Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by Real Estate Joint Ventures. Future investment opportunities identified by Operating Partners will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by Operating Partners in their other businesses may interfere with the operations of Real Estate Joint Ventures.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a) Exhibits

     21  List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 14, 2001.


                                BELCREST CAPITAL FUND LLC
                                (Registrant)

                                By: EATON VANCE MANAGEMENT,
                                    its Manager


                                By:     /s/ James L. O'Connor
                                        --------------------------------
                                        James L. O'Connor
                                        Vice President



                                By:     /s/ William M. Steul
                                        ---------------------------------
                                        William M. Steul
                                        Chief Financial Officer

                                  EXHIBIT INDEX


21       List of subsidiaries