Form 10-Q
period 2001-09-30
BELCREST CAPITAL FUND LLC
filed 2001-11-14
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                          Commission File No. 000-30509
                                              ---------


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
                                ------------


                                      None
                                      ----
Former Name, Former Address and Former Fiscal Year, if changed since last report




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

                            Belcrest Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Statements of Assets
               and Liabilities as of September 30, 2001
               (Unaudited) and December 31, 2000                               3

               Condensed  Consolidated  Statements of
               Operations (Unaudited) for the Three  Months Ended
               September  30, 2001 and 2000 and for the Nine Months
               Ended September 30, 2001 and 2000                               4

               Condensed  Consolidated  Statements  of  Changes
               in  Net  Assets (Unaudited) for the Nine Months
               Ended September 30, 2001 and 2000                               6


               Condensed  Consolidated  Statements of Cash Flows
               (Unaudited) for the Nine Months Ended
               September 30, 2001 and 2000                                     7

               Notes  to  Condensed  Consolidated  Financial
               Statements  as  of September 30, 2001 (Unaudited)               9


Item 2.        Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                            16

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     19

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                              24

Item 2.        Changes in Securities and Use of Proceeds                      24

Item 3.        Defaults Upon Senior Securities                                24

Item 4.        Submission of Matters to a Vote of Security Holders            24

Item 5.        Other Information                                              24

Item 6.        Exhibits and Reports                                           24


SIGNATURES                                                                    25

PART I.           FINANCIAL INFORMATION
ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 BELCREST CAPITAL FUND LLC
 Condensed Consolidated Statements of Assets and Liabilities

                                                                                September 30,
                                                                                     2001             December 31,
                                                                                 (Unaudited)              2000
                                                                             --------------------  -------------------
 Assets:
     Investment in Belvedere Capital LLC                                          $3,157,064,666       $3,955,678,939
     Investment in real estate Partnership Preference Units                          660,670,661          688,626,007
     Investment in other real estate                                               1,194,225,296          879,987,063
     Short-term investments                                                            5,010,048           27,890,159
                                                                             --------------------  -------------------
             Total investments                                                    $5,016,970,671       $5,552,182,168
     Cash                                                                             13,215,617           10,419,784
     Cash - security deposits                                                          1,385,664              970,626
     Dividends receivable                                                                      -           12,288,687
     Escrow deposits - restricted                                                     19,070,532           12,078,851
     Prepaid and deferred expenses                                                       275,938            6,210,987
     Accounts receivable and other assets                                              1,398,649            2,982,937
     Swap interest receivable                                                                  -              369,857
                                                                             --------------------  -------------------
             Total assets                                                         $5,052,317,071       $5,597,503,897
                                                                             --------------------  -------------------
 Liabilities:
    Loan payable                                                                  $1,047,850,000       $1,006,250,000
    Mortgage payable, net of unamortized debt issuance costs                         862,300,776          648,625,391
    Open interest rate swap contracts, at value                                       62,737,162           12,829,857
    Security deposits                                                                  3,241,205            2,698,676
    Payable for Fund Shares redeemed                                                     343,642                    -
    Swap interest payable                                                              2,941,178                    -
    Accrued expenses:
        Interest expense                                                              10,904,243           14,713,521
        Accrued property taxes                                                        10,502,418            8,062,588
        Other accrued expenses                                                         6,933,863            4,349,200
    Other liabilities                                                                    940,344            2,823,496
    Minority interest in controlled subsidiaries                                      91,434,175           90,050,037
                                                                             --------------------  -------------------
             Total liabilities                                                    $2,100,129,006       $1,790,402,766
                                                                             --------------------  -------------------
 Net assets                                                                       $2,952,188,065       $3,807,101,131
                                                                             --------------------  -------------------

 Shareholders' Capital                                                       --------------------  -------------------
     Shareholders' capital                                                        $2,952,188,065       $3,807,101,131
                                                                             --------------------  -------------------
Shares Outstanding                                                                    30,737,934           31,646,617
                                                                             --------------------  -------------------
Net Asset Value and Redemption Price Per Share                                            $96.04              $120.30
                                                                             --------------------  -------------------

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations
(Unaudited)

                                                           Three Months      Three Months        Nine Months       Nine Months
                                                               Ended             Ended              Ended              Ended
                                                          September 30,      September 30,      September 30,     September 30,
                                                               2001              2000               2001               2000
                                                         ----------------- ------------------ ------------------ -----------------
 Investment Income:
     Dividends allocated from Belvedere Capital
        (net of foreign taxes of $82,385, $49,520,            $ 9,064,457       $  8,500,554       $ 26,399,752      $ 26,664,593
         $195,786 and $213,808, respectively)
     Interest allocated from Belvedere Capital                    567,236          3,498,253          2,596,274         7,347,860
     Expenses allocated from Belvedere Capital                 (5,155,659)        (6,296,448)       (16,262,030)      (18,632,704)
                                                         ----------------- ------------------ ------------------ -----------------
     Net investment income allocated from
         Belvedere Capital                                    $ 4,476,034       $  5,702,359       $ 12,733,996      $ 15,379,749
     Dividends from Partnership Preference Units               17,523,861          5,211,617         40,262,292        48,196,390
     Rental income                                             44,335,109         27,778,822        124,603,977        53,631,381
     Interest                                                     278,927            191,237          1,032,992           706,173
                                                         ----------------- ------------------ ------------------ -----------------
             Total investment income                          $66,613,931       $ 38,884,035       $178,633,257      $117,913,693
                                                         ----------------- ------------------ ------------------ -----------------
 Expenses:
    Investment advisory and administrative fees               $ 3,579,227       $  3,516,720       $ 10,721,817      $ 10,173,462
    Property management fees                                    1,744,999          1,052,265          4,879,015         2,027,534
    Distribution and servicing fees                             1,137,895          1,442,746          3,721,486         4,302,055
    Interest expense on credit facility                        11,628,667         18,070,651         42,675,481        55,221,789
    Interest expense on mortgages                              16,840,811         17,297,117         47,395,534        33,960,466
    Interest expense (income) on swap contracts                 6,368,314           (961,331)        11,348,093           961,216
    Property taxes and insurance                                4,953,156          2,878,678         13,576,838         5,579,871
    Property and maintenance                                   13,974,632          8,973,931         38,133,679        16,973,293
    Legal and accounting services                                 280,769            341,576            928,687           973,212
    Organizational costs                                           94,521                  -            462,172           150,496
    Custodian and transfer agent fees                              19,345             20,420             64,144            71,479
    Amortization of deferred expenses                                   -             33,290                  -            62,409
    Printing and postage                                            3,440              3,478              7,744             8,736
    Miscellaneous                                                 189,152            270,328          1,193,367           530,788
                                                         ----------------- ------------------ ------------------ -----------------
            Total expenses                                    $60,814,928       $ 52,939,869       $175,108,057      $130,996,806
    Deduct:
            Reduction of investment advisory and
                administrative fees                              (809,186)        (1,010,375)        (2,585,527)       (2,982,078)
                                                         ----------------- ------------------ ------------------ -----------------
            Net expenses                                      $60,005,742       $ 51,929,494       $172,522,530      $128,014,728
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss) before minority
   interests in net (income) loss of
      controlled subsidiaries                                 $ 6,608,189       $(13,045,459)      $  6,110,727      $(10,101,035)
Minority interests in net (income) loss
    of controlled subsidiaries                                   (286,326)           903,798         (2,815,527)        2,027,549
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss)                                  $ 6,321,863       $(12,141,661)      $  3,295,200      $ (8,073,486)
                                                         ----------------- ------------------ ------------------ -----------------

Condensed Consolidated Statements of
    Operations (Unaudited) (Continued)

                                                           Three Months      Three Months        Nine Months       Nine Months
                                                               Ended             Ended              Ended              Ended
                                                          September 30,      September 30,      September 30,     September 30,
                                                               2001              2000               2001               2000
                                                         ----------------- ------------------ ------------------ -----------------
 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
     Investment transactions from Belvedere
            Capital  (identified cost basis)               $ (42,065,190)      $(32,583,581)     $ (44,404,461)      $ 58,180,407
     Investment transactions in Partnership
            Preference Units (identified cost basis)           3,068,006         (8,832,131)         3,068,006        (61,969,027)
     Termination of interest rate swap contracts                       -          3,174,000                  -          6,372,900
                                                         ----------------- ------------------ ------------------ -----------------
            Net realized gain (loss)                       $ (38,997,184)      $(38,241,712)     $ (41,336,455)      $  2,584,280
                                                         ----------------- ------------------ ------------------ -----------------
       Change in unrealized appreciation(depreciation)-
     Investment in Belvedere Capital
           (identified cost basis)                         $(465,250,043)      $ 81,973,064      $(724,608,864)      $194,102,030
     Investments in Partnership Preference Units
           (identified cost basis)                           (19,678,834)        80,102,146         49,916,648        116,558,681
     Investment in other real estate                           6,996,356                  -         11,685,509                  -
     Interest rate swap contracts                            (38,377,516)       (21,411,283)       (49,907,305)       (17,563,912)
                                                         ----------------- ------------------ ------------------ -----------------
            Net change in unrealized
            appreciation (depreciation)                    $(516,310,037)      $140,663,927      $(712,914,012)      $293,096,799
                                                         ----------------- ------------------ ------------------ -----------------

 Net realized and unrealized gain (loss)                   $(555,307,221)      $102,422,215      $(754,250,467)      $295,681,079
                                                         ----------------- ------------------ ------------------ -----------------
 Net increase (decrease) in net assets from
     operations                                            $(548,985,358)      $ 90,280,554      $(750,955,267)      $287,607,593
                                                         ================= ================== ================== =================

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets
(Unaudited)

                                                                              Nine Months         Nine Months
                                                                                 Ended               Ended
                                                                             September 30,       September 30,
                                                                                 2001                2000
                                                                          -------------------  ------------------
 Increase (Decrease) in Net Assets:
     Net investment income (loss)                                            $    3,295,200       $   (8,073,486)
     Net realized gain (loss) from investment transactions                      (41,336,455)           2,584,280
     Net change in unrealized appreciation (depreciation)
              of investments                                                   (712,914,012)         293,096,799
                                                                          -------------------  ------------------
 Net increase (decrease) in net assets from
     operations                                                              $ (750,955,267)      $  287,607,593
                                                                          -------------------  ------------------

 Transactions in Fund Shares -
     Net asset value of Fund Shares redeemed                                 $ (101,624,721)      $ (143,869,717)
                                                                          -------------------  ------------------
 Net decrease in net assets from Fund Share transactions                     $ (101,624,721)      $ (143,869,717)
                                                                          -------------------  ------------------

 Distributions to Shareholders -
    Special distributions to Fund Shareholders                               $            -       $   (4,427,990)
    Minority shareholders of controlled subsidiaries                             (2,333,078)                   -
                                                                          -------------------  ------------------
 Total distributions to Shareholders                                         $   (2,333,078)      $   (4,427,990)
                                                                          -------------------  ------------------

 Net increase (decrease) in net assets                                       $ (854,913,066)      $  139,309,886

 Net assets:
    Beginning of period                                                      $3,807,101,131       $3,920,612,531
                                                                          -------------------  ------------------
    End of period                                                            $2,952,188,065       $4,059,922,417
                                                                          ===================  ==================

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                      Nine Months         Nine Months
                                                                                         Ended               Ended
                                                                                     September 30,       September 30,
                                                                                         2001                2000
                                                                                   ------------------  ------------------
Cash Flows From (For) Operating Activities -
Net investment income (loss)                                                           $  3,295,200       $ (8,073,486)
Adjustments to reconcile net investment income (loss) to net cash flows from (for) operating activities -
       Amortization of debt issuance costs                                                  672,974            461,505
       Amortization of deferred expenses                                                          -             62,409
       Net investment income allocated from Belvedere Capital                           (12,733,996)       (15,379,749)
       Decrease in dividends receivable                                                  12,288,687          1,503,195
       Increase in deferred expenses                                                              -         (3,749,328)
       Decrease in prepaid expenses                                                       1,267,484          1,016,155
       Increase in interest payable for open swap contracts                               3,311,035                  -
       Decrease in interest receivable for open swap contracts                                    -              6,088
       Increase in escrow deposits                                                       (4,807,983)        (3,848,836)
       Increase in security deposits                                                       (415,038)                  -
       (Increase) decrease in accounts receivable and other assets                        1,584,288            (314,461)
       Improvements to property                                                          (7,814,097)         (2,275,347)
       Increase in accrued property taxes                                                 1,516,599           5,177,780
       Decrease in accrued interest, operating expenses
             and other liabilities                                                       (4,224,552)            (48,295)
       Purchases of Partnership Preference Units                                                  -        (113,469,200)
       Payments for investments in other real property                                  (75,156,301)       (106,592,527)
       Sales of Partnership Preference Units                                             80,940,000         362,628,878
       Proceeds from terminated interest rate swap contracts                                      -           6,372,900
       Net (increase) decrease in investment in Belvedere Capital                       (53,700,085)         55,227,064
       Decrease in short-term investments                                                22,880,111                   -
       Minority interests in net income (loss) of controlled subsidiaries                 2,815,527          (2,027,549)
                                                                                   ------------------  ------------------
Net cash flows from (for) operating activities                                         $(28,280,147)      $ 176,677,196
Cash Flows From (For) Financing Activities -
       Proceeds from/(payment of) Credit Facility                                      $ 41,600,000       $(135,750,000)
       Return of capital to minority shareholders                                          (401,447)                  -
       Payment of mortgage                                                               (2,803,391)         (1,636,377)
       Payment of distributions                                                          (2,333,078)         (2,934,666)
       Capital contribution to controlled subsidiaries                                      216,000           1,031,890
       Payments for Fund Shares redeemed                                                 (5,202,104)        (26,859,838)
                                                                                   ------------------  ------------------
Net cash flows from (for) financing activities                                         $ 31,075,980       $(166,148,991)

Net increase in cash                                                                     $2,795,833       $  10,528,205

Cash at beginning of period                                                            $ 10,419,784       $   5,028,304
                                                                                   ------------------  ------------------
Cash at end of period                                                                  $ 13,215,617       $  15,556,509
                                                                                   ==================  ==================

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Supplemental Disclosure and Non-cash Investing and Financing Activities-
       Change in unrealized appreciation (depreciation) of investments and
            open swap contracts                                                        $(712,914,012)       $293,096,799
       Interest paid for Credit Facility                                               $  47,516,781        $ 58,179,501
       Interest paid for mortgages                                                     $  45,616,385        $ 17,487,630
       Interest paid for swap contracts                                                $   8,037,058        $    955,128
       Market value of securities distributed in payment of redemptions                $  96,078,975        $119,489,515
       Market value real property and other assets, net of current
       liabilities,                                                                    $ 312,541,047        $659,900,672
          contributed
       Mortgages assumed in conjunction with acquisitions of real property             $ 217,307,500        $537,744,135

BELCREST CAPITAL FUND LLC as of September 30, 2001
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1 Organization

Belcrest Capital Fund LLC (Belcrest Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belcrest Capital is to achieve long-term, after-tax returns for Shareholders. Belcrest Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the State of New York. Belcrest Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belcrest Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere
Capital,   Belcrest   Capital   invests   in  real   estate   assets   including
income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs), interests in controlled real property subsidiaries and interests in properties subject to long-term triple net leases.

During the nine months ended  September 30, 2001,  Belcrest  Realty  Corporation
(BRC) purchased a majority interest in Monadnock Property Trust, LLC (Monadnock). Monadnock owns twelve multi-family residential properties located in eight states (Texas, Arizona, Georgia, North Carolina, Oregon, Utah,
Tennessee and Florida). BRC owns Class A units of Monadnock, representing approximately 75% of equity interests in Monadnock, and a minority shareholder owns Class B units, representing approximately 25% of equity interests in Monadnock. The equity interest of the Monadnock minority shareholder is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holder of Class B units.

The accompanying condensed consolidated financial statements of Belcrest Capital include the accounts of BRC, Bel Santa Ana LLC (BSA), Bel Alliance Properties LLC (Bel Alliance), Bel Apartment Properties Trust (Bel Apartment), Bel Communities Properties Trust (Bel Communities) and Monadnock (collectively, the
Fund). All material intercompany accounts and transactions have been eliminated.


2 Interim Financial Statements

The condensed consolidated interim financial statements of Belcrest Capital and subsidiaries as of September 30, 2001 and September 30, 2000 and for the nine months ended September 30, 2001 and September 30, 2000 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

Reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.


3 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital for the nine months ended September 30, 2001 aggregated $160,782,329 and $203,117,273, respectively, and for the nine months ended September 30, 2000 aggregated $86,130,626 and $248,206,205, respectively. Purchase and sales of Partnership Preference Units aggregated $0 and $80,940,000 for the nine months ended September 30, 2001 and $113,469,200 and $362,628,878 for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, acquisitions of other real property aggregated $75,156,301. For the nine months ended September 30, 2000, acquisitions of other real property aggregated $106,592,527.

Subsequent to September 30, 2001, the Fund sold its interest in Monadnock and purchased a controlling interest in another real property subsidiary at prices that approximated fair value at the date of the transactions.

Purchases and sales of Partnership Preference Units and other real property for the nine months ended September 30, 2001 and 2000, and subsequent thereto, include amounts purchased and sold to other funds sponsored by Eaton Vance Management (EVM).


4 Indirect Investment in Portfolio

Belvedere Capital's interest in the Portfolio at September 30, 2001 was $8,914,385,448 representing 55.5% of the Portfolio's net assets and at September 30, 2000 was $9,826,270,245 representing 53.8% of the Portfolio's net assets.
The  Fund's   investment  in  Belvedere   Capital  at  September  30,  2001  was
$3,157,064,666 representing 35.4% of Belvedere Capital's net assets and at September 30, 2000 was $4,186,403,622, representing 42.6% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $77,460,677, of which $28,996,026 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2000 totaled $70,963,408, of which $34,012,453 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2001 totaled $32,264,414, of which $12,085,263 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the nine months ended September 30, 2000 totaled $28,888,244, of which $13,870,896 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $4,176,767 for the nine months ended September 30, 2001, representing $98,523 of operating expenses and $4,078,244 of service fees. Belvedere Capital allocated additional expenses to the Fund of $4,761,808 for the nine months ended September 30, 2000, representing $133,165 of operating expenses and $4,628,643 of service fees (Note 8).

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2001, December 31, 2000 and September 30, 2000 and its operations for the nine months ended September 30, 2001, the year ended December 31, 2000 and the nine months ended September 30, 2000 follows:


                                       September 30,          December 31,           September 30,
                                           2001                   2000                    2000
                                    -------------------- ------------------------ ---------------------
Investments, at value                   $15,879,363,685          $18,318,105,043       $18,195,602,562
Other assets                                247,862,763              251,324,504           279,625,633
----------------------------------- -------------------- ------------------------ ---------------------

Total Assets                            $16,127,226,448          $18,569,429,547       $18,475,228,195
Total Liabilities                            63,436,483              184,360,662           215,812,049
----------------------------------- -------------------- ------------------------ ---------------------

Net Assets                              $16,063,789,965          $18,385,068,885       $18,259,416,146
=================================== ==================== ======================== =====================
Dividends and interest                  $   141,895,798          $   189,740,537       $   135,806,873
----------------------------------- -------------------- ------------------------ ---------------------

Investment adviser fee                  $    57,512,662          $    73,317,616       $    53,698,628
Other expenses                                1,602,705                2,500,093             1,603,375

----------------------------------- -------------------- ------------------------ ---------------------
Total Expenses                          $    59,115,367          $    75,817,709       $    55,302,003
----------------------------------- -------------------- ------------------------ ---------------------

Net investment income                   $    82,780,431          $   113,922,828       $    80,504,870
Net realized gains (losses)                (226,406,730)             196,962,539           203,183,788
Net change in unrealized
   gains (losses)                        (3,614,091,583)             141,360,943           787,635,595

----------------------------------- -------------------- ------------------------ ---------------------
Net increase (decrease) in
    net assets from operations          $(3,757,717,882)         $   452,246,310       $ 1,071,324,253
----------------------------------- -------------------- ------------------------ ---------------------

5 Rental Property

At September 30, 2001 and December 31, 2000, the average occupancy rate and number of residential units of real property held by the Fund is as follows:

                                                Average                 Average
                                             Occupancy Rate         Occupency Rate
                   Number of Units         September 30, 2001      December 31, 2000
                   ---------------         ------------------      -----------------
Bel Alliance          13,833                     93%                       93%
Bel Apartment          2,530                     95%                       95%
Bel Communities        2,624                     95%                       96%
Monadnock              4,614                     96%                        -

The real property held by BSA, consisting of two suburban office buildings, was 100% occupied at September 30, 2001 and December 31, 2000.

The fair value of real property owned by the Fund through BSA, Bel Alliance, Bel Apartment, Bel Communities and Monadnock at September 30, 2001 and at December 31, 2000, is as follows:

                                            September 30,          December 31,
                                                 2001                  2000
                                                 ----                  ----
Land                                        $ 211,276,783          $160,169,027
Buildings, improvements and other assets      982,948,513           719,818,036
                                          -------------------- ----------------
Fair value                                 $1,194,225,296          $879,987,063
                                          -------------------- ----------------


6 Cancelable Interest Rate Swap Agreements

The Fund has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, the Fund has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2001 and December 31, 2000, the Fund has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.


                                                                                                                    Unrealized
                                                              Initial                           Unrealized          Appreciation
                Notional                                     Optional        Final           Depreciation at      (Depreciation) at
Effective        Amount      Fixed         Floating         Termination    Termination         September 3,           December 31,
Date        (000's omitted)  Rate            Rate              Date           Date                 2001                  2000
----        ---------------  ----            ----              ----           ----                 ----                  ----
11/98           68,750       6.225%      Libor + .45%        11/24/03       11/24/05          $ (2,568,694)         $  1,196,307
11/98           24,528       6.295%      Libor + .45%        05/24/03       11/24/05              (847,751)              411,928
11/98           41,368       6.310%      Libor + .45%        02/24/03       11/24/05            (1,347,438)              706,962
02/99            9,030       6.505%      Libor + .45%        03/04/03       11/24/05              (314,279)              102,930
02/99           21,996       6.497%      Libor + .45%        04/20/03       11/24/05              (806,869)              244,166
02/99           20,018       6.439%      Libor + .45%        11/24/03       11/24/05              (862,497)              199,789
02/99          111,000       6.407%      Libor + .45%        02/23/04       11/24/05            (4,990,956)            1,082,897
04/99           80,000       6.555%      Libor + .45%        04/28/04       11/24/05            (4,099,132)              273,503
04/99           16,468       6.720%      Libor + .45%        02/06/03       11/24/05              (617,936)               88,815
04/99           12,671       6.618%      Libor + .45%        11/24/03       11/24/05              (605,190)               49,102
04/99           15,105       6.590%      Libor + .45%        02/23/04       11/24/05              (756,822)               49,789
07/99           26,516       7.308%      Libor + .45%        11/24/03       11/24/05            (1,723,447)             (496,405)
07/99           40,193       7.301%      Libor + .45%        02/23/04       11/24/05            (2,782,889)             (840,927)
07/99           10,109       7.237%      Libor + .45%        04/29/04       11/24/05              (714,130)             (207,635)
07/99          155,000       7.231%      Libor + .45%        07/28/04       11/24/05           (11,544,010)           (3,515,996)
09/99           17,674       7.700%      Libor + .45%        02/23/04       11/24/05            (1,405,080)             (600,675)
09/99            9,833       7.635%      Libor + .45%        07/28/04       11/24/05              (848,597)             (363,677)
09/99           43,000       7.653%      Libor + .45%        09/17/04       11/24/05            (3,843,267)           (1,686,087)
09/99           35,024       7.644%      Libor + .45%        07/28/04       11/24/05            (3,031,640)           (1,306,409)
09/99          212,000      7.622%      Libor + .45%        09/28/04       11/24/05           (18,873,811)            (8,156,580)
09/99            1,907       7.580%      Libor + .45%        04/29/04       11/24/05              (152,727)              (61,654)
------------------------- ----------- ---------------- --------------- -------------- -------------------------- -------------------
Total                                                                                         $(62,737,162)         $(12,829,857)
------------------------- ----------- ---------------- --------------- -------------- -------------------------- -------------------

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

Real property held by Bel Alliance is financed through loans collateralized by its real estate assets, mortgage loan deposit accounts, including all sub-accounts thereunder, and an assignment of certain leases and rents. Balances at September 30, 2001 and December 31, 2000 are as follows:

                                                Monthly Principal
                      Annual Interest             and Interest          Balance at              Balance at
Maturity Date              Rate                     Payment         September 30, 2001        December 31, 2000
-------------              ----                     -------         ------------------        -----------------
April 1, 2010              8.560%                 $  213,139           $ 27,325,079             $ 27,458,402
January 1, 2028            7.143%                    418,459             59,523,358               60,083,860
July 1, 2009               7.740%                    235,286             32,317,585               32,524,700
April 1, 2010              8.640%                    308,577             39,279,190               39,466,760
April 1, 2010              8.640%                    236,624             30,120,177               30,264,010
April 1, 2010              8.560%                    224,163             28,738,521               28,878,713
April 1, 2010              8.560%                    173,885             22,292,657               22,401,406
May 1, 2009                7.250%                     36,155              5,190,427                5,228,274
February 1, 2009           7.220%                    313,618             45,009,841               45,348,838
February 1, 2009           7.220%                    332,517             47,722,156               48,081,581
July 1, 2009               7.830%                    277,228             37,764,610               38,001,415
                                               ----------------------- ------------------------ -------------------------
Total                                             $2,769,651           $375,283,601             $377,737,959
                                               ----------------------- ------------------------ -------------------------

Real property held by Bel Apartment is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balances at September 30, 2001 and December 31, 2000 are as follows:


                        Annual Interest         Monthly Interest        Balance at              Balance at
Maturity Date              Rate                     Payment*        September 30, 2001        December 31, 2000
-------------              ----                     --------        ------------------        -----------------
May 1, 2010               8.330%                  $ 745,323             $107,369,483             $107,369,483

* Mortgage provides for monthly payments of interest only through May 1, 2010, with the entire principal balance due on May 1, 2010.

Real property held by Bel Communities is financed through a loan secured by cross-collateralized first mortgage liens on such real property. The balances at September 30, 2001 and December 31, 2000 are as follows:

                        Annual Interest         Monthly Interest        Balance at              Balance at
Maturity Date              Rate                     Payment**       September 30, 2001        December 31, 2000
-------------              ----                     --------        ------------------        -----------------
December 1, 2010          7.540%                   $ 760,283              $121,000,000             $121,000,000

** Mortgage provides for monthly payments of interest only through December 1, 2010, with the entire principal balance due on December 1, 2010.

Real property held by Monadnock is financed through a mortgage loan secured by its real property. The balances at September 30, 2001 are as follows:

                                                    Monthly Interest            Balance at
Maturity Date         Annual Interest Rate          Payment***              September 30, 2001
-------------         --------------------          ----------------        ------------------
April 1, 2009              7.89%                     $  100,647               $ 15,307,500
April 1, 2011              6.57%                      1,105,950                202,000,000
                                                     ---------------         -----------------
                                                     $1,206,597              $ 217,307,500
                                                     ---------------         -----------------

*** Mortgages provide for monthly payments of interest only through April 1, 2009 and April 1, 2011, with the entire principal balances due on April 1, 2009 and April 1, 2011.

Real property held by BSA is financed through a loan collateralized by its real property. The balances at September 30, 2001 and December 31, 2000 are as follows:

                                          Monthly Principal
                                          and Interest
                     Annual               Payment at             Balance at        Monthly Principal and   Balance at
Maturity             Interest             September 30,          September 30,     Interest Payment at     December
Date                 Rate                 2001****               2001              December 31, 2000****   31, 2000
-------------        --------             ------------------     -------------     ---------------------   ------------
July 10, 2015        7.180%               $ 337,500              $ 49,729,656      $ 337,500               $ 50,078,689

**** Amount indicates current monthly loan payment. Amount increases as rental payments under lease agreement with property tenant increase.

Scheduled repayments of mortgages, excluding unamortized debt issuance costs, for the years subsequent to September 30, 2001 and December 31, 2000 are as follows:

Years Ending
September 30,            Amount  Years Ending December 31,            Amount
--------------           ------  --------------------------           ------
2002                $ 4,022,968  2001                             $3,797,253
2003                  4,009,950  2002                              4,100,974
2004                  5,137,483  2003                              4,429,166
2005                  5,708,817  2004                              5,611,627
2006                  6,184,036  2005                              6,077,951
Thereafter          845,626,986  Thereafter                      632,169,160
                    -----------                                  -----------
                   $870,690,240                                 $656,186,131
                   ------------                                 ------------

B Credit  Facility --  Belcrest  Capital has  obtained a  $1,150,000,000  credit facility (the Credit Facility) with a term of seven years (expiring in 2005) from Merrill Lynch International Bank Limited. Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA, Bel Alliance, Bel Apartment, Bel Communities and Monadnock. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum. Belcrest Capital may borrow for interest periods of one month to five years. In addition, Belcrest Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At September 30, 2001 and December 31, 2000, amounts outstanding under the Credit Facility totaled $1,047,850,000 and $1,006,250,000, respectively.

8 Management Fee and Other Transactions with Affiliates

The Fund and the Portfolio have engaged Boston Management and Research (BMR), a wholly-owned subsidiary of EVM, as investment adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the nine months ended September 30, 2001 and September 30, 2000 the advisory fee applicable to the Portfolio was 0.43% (annualized) of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $31,645,569, of which $11,854,231 was allocated to the Fund for the nine months ended September 30, 2001, and $28,049,372, of which $13,509,488 was allocated to the Fund, for the nine months ended September 30, 2000.

In addition, Belcrest Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross investment assets of Belcrest Capital. The term gross investment assets is defined to include the value of all assets of Belcrest Capital other than Belcrest Capital's investment in BRC, minus the sum of Belcrest Capital's liabilities other than the principal amount of money borrowed.

BRC pays BMR a monthly management fee at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of BRC (which consist of all assets of BRC minus the sum of BRC's liabilities other than the principal amount of money borrowed). For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC. For the nine months ended September 30, 2001 and September 30, 2000, the advisory and administrative fee payable to BMR by the Fund, less the Fund's allocated share of the Portfolio's advisory fee, totaled $10,721,817 and $10,173,462, respectively.

EVM and BMR do not receive separate compensation for serving as manager of Belcrest Capital and manager of Belvedere Capital, respectively.

As compensation for its services as placement agent, Belcrest Capital pays Eaton Vance Distributors, Inc. (EVD) a monthly distribution fee at a rate of 1/120th of 1% (equivalent to 0.10% annually) of the average daily net assets of Belcrest Capital. For the nine months ended September 30, 2001 and September 30, 2000, Belcrest Capital's distribution fees paid or accrued to EVD totaled $2,585,527 and $2,982,078, respectively.

BMR has agreed to waive a portion of the monthly advisory and administrative fee otherwise payable by Belcrest Capital each month to the extent that such fee, together with the monthly distribution fee payable to EVD, exceeds an annual rate of 0.60% of the average daily gross investment assets of Belcrest Capital (as defined above), reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of Belcrest

Capital's investment in Belvedere Capital. For the nine months ended September 30, 2001 and September 30, 2000, BMR has waived $2,585,527 and $2,982,078 of the advisory and administrative fee of Belcrest Capital.

Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $10,894,221 and $9,645,180 for the nine months ended September 30, 2001 and September 30, 2000, respectively, of which $4,078,244 and $4,628,643, respectively, was allocated to Belcrest Capital. Pursuant to a servicing agreement between Belcrest Capital and EVD, Belcrest Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital. For the nine months ended September 30, 2001 and September 30, 2000, the servicing fee paid directly by Belcrest Capital totaled $1,135,959 and $1,319,977, respectively. Of the amounts allocated to and incurred by the Fund for the nine months ended September 30, 2001 and September 30, 2000, $5,214,203 and $2,456,063, respectively, were paid to subagents.

Management services for the real property held by Bel Alliance, Bel Apartment, Bel Communities and Monadnock are provided by an affiliate of each respective entity's minority shareholder (see Note 1). Each management agreement provides for a management fee and allows for reimbursement of payroll expenses incurred by the managers in conjunction with managing each respective entity's properties (see Note 1). For the nine months ended September 30, 2001 and September 30, 2000, BRC's controlled subsidiaries paid or accrued management fees amounting to $4,879,015 and $2,027,534, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increases and decreases in Belcrest Capital Fund LLC's (the Fund) net asset value per share are derived from net investment income or loss, and realized and unrealized gains and losses on the Fund's interest through Belvedere Capital Fund Company LLC (Belvedere Capital) in Tax-Managed Growth Portfolio (the Portfolio), real estate investments held through its subsidiary, Belcrest Realty Corporation (BRC), and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of Belvedere Capital, and indirectly the Portfolio, as well as the actual and accrued expenses of the Fund and BRC, including its subsidiaries Bel Santa Ana LLC (BSA), Bel Alliance Properties LLC (Bel Alliance), Bel Apartment Properties Trust (Bel Apartment), Bel Communities Property Trust (Bel Communities) and Monadnock Property Trust, LLC (Monadnock). The Fund's most significant expense is interest incurred on borrowings incurred in connection with its real estate investments. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of Belvedere Capital, and indirectly, the Portfolio, as well as realized and unrealized gains and losses on investments in real estate through BRC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's real estate investments through BRC and its positions in interest rate swap agreements, the performance of the Fund is also affected by movements in interest rates, and particularly, changes in credit spread relationships. On a combined basis, the Fund's real estate investments and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001

The Fund had total return performance of -15.7% for the quarter ended September 30, 2001. This return reflects a decrease in the Fund's net asset value per share from $113.89 to $96.04. For comparison, the Standard & Poors 500 Index (S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -14.7% over the same period.

During the third quarter of 2001, the U.S. equity market fell sharply, initially to reflect deteriorating domestic economic conditions and then in response to the events of September 11th. The coordinated actions of the Federal Reserve, the Bush Administration and Congress since September 11th have attempted to maintain orderly and liquid markets and to stimulate the economy. Through the end of September, the S&P 500 rallied by nearly 8% from the lows reached on September 21st.

The relative performance of different market sectors during the third quarter was influenced primarily by investors' initial assessment of the September 11th events. Market leading industries and sectors in the third quarter included aerospace and defense stocks, gold mining stocks and defensive plays such as consumer products, pharmaceuticals, packaged foods and utilities. The quarter's weakest performers included airlines and other travel-related industries, entertainment, consumer durables and specialty retailers. Technology stocks resumed their decline from the highs reached in the first half of 2000. Financial stocks were mixed, with the benefits of declining short-term interest rates largely offset by rising credit concerns.

In this most difficult of environments, the performance of the Portfolio was slightly better than that of the overall market. The Fund underperformed both the Portfolio and the S&P 500 in the quarter. The underperformance was primarily in the month of September and can be attributed to three factors: 1) rising credit spreads impacting the value of the Fund's real estate investments, 2) declining intermediate-term interest rates impacting the Fund's interest rate swap positions and 3) the Fund's slightly leveraged exposure to the Portfolio. Although the U.S. real estate market remains in generally good balance, fallout from the September 11th events will likely have a negative effect.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

The Fund had total return performance of -20.2% for the nine months ended September 30, 2001. This return reflects a decrease in the Fund's net asset value per share from $120.30 to $96.04. For comparison, the S&P 500, an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -20.4% over the same period.

During the first nine months of 2001, the U.S. equity market continued the weak performance pattern in place since early 2000. After a strong start in January, the market fell through the balance of the first quarter, rallied into May, and then began a long slide that climaxed in the wake of the September 11th attacks. The best performing industries and sectors in the nine-month period included gold mining, utilities, healthcare services, foods, and tobacco. The weakest performing industries and sectors included airlines, oil and gas drillers, media, and most technology groups. The market suffered from a deteriorating economic outlook, a collapse in corporate profits and, finally, the significant economic and market dislocation and heightened risk sensitivity in the wake of the September 11th events.

In this period of market weakness, the performance of the Portfolio was modestly above that of the overall market. The Fund's performance was between that of the Portfolio and the S&P 500. For the year to date, the Fund's real estate investments and associated interest rate swap agreements have had a slightly negative impact on performance. The U.S. real estate market remains in generally good balance. Fallout from the September 11th events will likely have a negative effect, the full dimensions of which are not yet evident.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Fund had outstanding borrowings of $1,047.85 million under the credit facility (the Credit Facility) established with Merrill Lynch International Bank Limited, the term of which extends until November 24, 2005. The Fund has available under the Credit Facility $102.15 million in unused loan commitments to meet short-term liquidity needs and for other purposes

The Fund may redeem shares of Belvedere Capital at any time. Both Belvedere Capital and the Portfolio follow the practice of normally meeting redemptions by distributing securities drawn from the Portfolio. Belvedere Capital and the Portfolio may also meet redemptions by distributing cash. As of September 30, 2001, the Portfolio had cash and short-term investments totaling $258.5 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings under the $150 million line of credit at September 30, 2001, and, as of that date, the net assets of the Portfolio totaled $16,063.8 million. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of September 30, 2001, restricted securities, which are considered illiquid, constituted 1.9% of the net assets of the Portfolio.

The Partnership Preference Units held by BRC are not registered under the Securities Act of 1933 (the Securities Act) and are subject to substantial restrictions on transfer. As such, they are considered illiquid. BRC's other real estate investments are extremely illiquid. The lease and mortgage structures of BSA's office properties limit the pool of potential acquirers of these assets, and it is not anticipated that these properties will be widely marketable until the expiration of both the current lease and that lease's renewal options (which expire in 2027). BRC's investment in Bel Alliance, Bel Apartment, Bel Communities and Monadnock have been structured as an investment of up to ten years, at which time a buy/sell mechanism offers liquidity to both BRC and its respective minority shareholders.

Redemptions of Fund shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a) Quantitative Information About Market Risk

Interest Rate Risk
------------------
The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed with floating rate bank borrowings. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings over the term of the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value.
Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. This information should be read in conjunction with Notes 6 and 7 to the condensed consolidated financial statements. The Fund has no market risk sensitive instruments held for trading purposes.

                                             Interest Rate Sensitivity
                                Principal (Notional) Amount by Contractual Maturity
                                     For the Twelve Months Ended September 30,


                          2002      2003       2004     2005           2006          Thereafter          Total            Fair Value
                        --------- ---------- --------- -------- ------------------- -------------- ------------------- -------------
Rate sensitive
liabilities:
-----------------------
Long term debt-
  Variable rate
Credit Facility                                                   $1,047,850,000                     $1,047,850,000  $1,047,850,000
Average
 Interest rate                                                        3.04%                              3.04%

Rate sensitive
 derivative financial
 instruments:
-----------------------
Pay fixed/
 Receive    variable
 interest rate swap
 contracts                                                      $972,190,000                       $972,190,000        $(62,737,162)
Average pay rate
                                                                      7.02%                              7.02%
Average
  Receive rate                                                        3.04%                              3.04%

(b) Qualitative Information About Market Risk

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

The valuations of Partnership Preference Units held by the Fund through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. The ongoing value of BRC's investments in Real Estate Joint Ventures and interests in properties subject to long-term triple net leases (Net Lease Properties) will be substantially uncertain. BRC's investments in Real Estate Joint Ventures, Net Lease Properties and other real property subsidiaries generally will be stated at estimated market value based on independent valuations, assuming an orderly disposition of assets. Detailed investment evaluations will be performed annually and reviewed periodically. Interim valuations will reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent evaluation.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a) Exhibits
     21 List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on November 14, 2001.


                                BELCREST CAPITAL FUND LLC
                                (Registrant)

                                By: EATON VANCE MANAGEMENT,
                                    its Manager


                                By:     /s/ James L. O'Connor
                                        ------------------------------
                                        James L. O'Connor
                                        Vice President


                                By:     /s/ William M. Steul
                                        ------------------------------
                                        William M. Steul
                                        Chief Financial Officer

                                  EXHIBIT INDEX


21       List of subsidiaries