Form 10-K
period 2001-12-31
BELCREST CAPITAL FUND LLC
filed 2002-03-27
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                          Commission File No. 000-30509

                            Belcrest Capital Fund LLC
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                              04-3453080
             -------------                  ------------------------------------
        (State of organization)             (I.R.S. Employer Identification No.)

          The Eaton Vance Building
    255 State Street, Boston, Massachusetts                02109
    ---------------------------------------                -----
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number:       617-482-8260
                               ----------------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                           ----------------

Securities registered pursuant to Section 12(g) of the Act:

           Limited Liability Company Interests in the Fund ("Shares")
           ----------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                              -------      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on February 28, 2002 was $3,129,042,966. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant's manager, its executive officers and directors and persons holding 5% or more of the Registrant's Shares are affiliates.

                           Incorporation by Reference:
                           ---------------------------

     The financial statements contained in Registrant's Form 10-K filed with the Securities and Exchange Commission on March 30, 2001 (Accession No. 0000940394-01-500116) have been incorporated into the following Parts of this report: Part II and Part III.

                    The Exhibit Index is located on page 52.

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

     The Fund seeks to achieve long-term, after-tax returns for qualified purchasers who have invested in the Fund ("Shareholders") by acquiring limited liability company interests ("Shares") in the Fund. The Fund pursues its investment objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the "Portfolio"), a diversified, open-end management investment company registered under the 1940 Act, with net assets of approximately $18.3 billion as of December 31, 2001. The Portfolio was organized in 1995 as successor to the investment operations of Eaton Vance Tax-Managed Growth Fund
1.0 (formerly Capital Exchange Fund), a mutual fund established in 1966 and managed from inception for long-term, after-tax returns. The Fund maintains its indirect investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (the "Company"), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. As of December 31, 2001, the investment assets of the Company consisted exclusively of an interest in the Portfolio with a value of $10.33 billion. As of such date, assets of the Fund invested in the Company totaled $3.42 billion.

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

     At December 31, 2001, BRC owned a controlling interest in four Real Estate Joint Ventures. The assets of each Real Estate Joint Venture consist primarily of multi-family residential properties acquired from or in conjunction with the Operating Partner. Real Estate Joint Venture distributable cash flows are allocated such that BRC: 1) holds a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participates on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of BRC and a subordinated preferred return of the Operating Partner. Each Real Estate Joint Venture includes a buy/sell provision that can be activated by either BRC or the Operating Partner after a fixed period of years. Financing for the Real Estate Joint Ventures consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures that generally is without recourse to BRC and the Fund. Equity capital also was invested in the Real Estate Joint Ventures by BRC and the Operating Partners thereof. BRC's equity in the Real Estate Joint Ventures was acquired using the proceeds of Fund borrowings. At December 31, 2001, BRC also owned Net Lease Properties consisting of two suburban office buildings leased to a single tenant under a triple net lease. These properties carry secured, non-recourse, fixed-rate financing. For a description of BRC's properties, see Item 2 below.

     BRC is a Delaware corporation that operates in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code (the "Code"). As a REIT, BRC generally is not subject to federal income tax on that portion of its ordinary income or taxable gain that it distributes to its stockholders each year. The Fund owns 100% of the common stock issued by BRC, and intends to hold all of BRC's common stock at all times. Additionally, at December 31, 2001, 2,100 shares of Class A preferred stock were outstanding. The preferred stock is owned by approximately 105 charitable organizations. As of December 31, 2001, assets of the Fund invested in BRC totaled $779.66 million.

     The Fund's equity in its real estate investments held through BRC are financed using borrowings under a seven-year revolving credit facility (the "Credit Facility"), which includes the ability for the Fund to utilize letters of credit, established with Merrill Lynch International Bank Limited. The Fund's obligations under the Credit Facility are secured by a pledge of its assets, including BRC common stock and shares of the Company. Borrowings under the Credit Facility are at an annual rate of LIBOR plus 0.45%, based on interest periods of one month to five years as selected by the Fund and fees on letters of credit are charged at a rate of 0.45% per annum. Interest on outstanding borrowings is payable at the end of each interest period, but not less frequently than semi-annually. The Fund also pays a commitment fee of 0.10% on the unused loan commitment amount. As of December 31, 2001, outstanding borrowings under the Credit Facility totaled $884.35 million and $3.01 million outstanding in letters of credit. The unused loan commitment amount was $262.65 million.

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

Item 2.  Properties.
--------------------

     The Fund does not own any physical properties, other than indirectly as a result of BRC's investments in Partnership Preference Units and BRC's controlled subsidiaries. At December 31, 2001, in addition to investments in Partnership Preference Units, BRC owned interests in the following five controlled subsidiaries:

     Bel Santa Ana LLC is a wholly-owned subsidiary of BRC that owns two suburban office buildings in Santa Ana, California, which are leased to a single tenant under a triple net lease.

     Bel Alliance Properties, LLC is a majority-owned subsidiary of BRC that owns forty-one multi-family residential properties located in seven states (Texas, Virginia, Maryland, Georgia, Alabama, North Carolina and Florida).

     Bel Apartment Properties Trust is a majority-owned subsidiary of BRC that owns ten multi-family residential properties located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee and Florida).

     Bel Communities Properties Trust is a majority-owned subsidiary of BRC that owns twelve multi-family residential properties located in eleven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee, Minnesota, Maryland, Oregon, Oklahoma and Florida).

     Casco Property Trust, LLC is a  majority-owned  subsidiary of BRC that owns
eight  multi-family   residential  properties  located  in  five  states  (North
Carolina, Tennessee, Florida, Georgia and Texas).

Item 3.  Legal Proceedings.
---------------------------

     Although in the ordinary course of business, the Fund, BRC or the real estate investments in which BRC has equity interests may become involved in legal proceedings, we are not aware of any material pending legal proceedings to which the Fund or BRC is a party or of which any of its real estate investments is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No items were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

                                     PART II
                                     -------

Item 5.  Market for the Fund's Shares and Related Shareholder Matters.
----------------------------------------------------------------------

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

     Shares of the Fund may be redeemed on any business day. Redemptions of Shares held for at least three years will be met at net asset value. Shares redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. See Item 13 below. The Fund meets redemption requests principally by distributing securities drawn from the Portfolio, but may also distribute cash. If requested by a redeeming Shareholder, the Fund will meet a redemption request by distributing securities that were contributed by the redeeming Shareholder, provided that such securities are held in the Portfolio at the time of redemption. The securities contributed by a Shareholder will not be distributed to any other Shareholder in the Fund (or to any other investor in the Company or the Portfolio) during the first seven years following their contribution. A shareholder redemption request within seven years of a contribution of securities by such Shareholder will ordinarily be met by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in the Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder. If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's admission to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by BMR in its sole discretion. No Partnership Preference Units or other real estate investments held by BRC will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest. Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to be distributed will be at the sole discretion of BMR. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed less the applicable redemption fee, if any. The Fund's Credit Facility prohibits the Fund from honoring redemption requests while there is outstanding an event of default under the Credit Facility.

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

     The high and low net asset values per Share of the Fund during each full quarterly period for the Fund's fiscal years ended December 31, 2001 and 2000 are as follows:

    Quarter Ended                  High                         Low
    -------------                  ----                         ---
      12/31/01                    $110.82                     $ 95.37
       9/30/01                     114.68                       89.19
       6/30/01                     120.88                      101.00
       3/31/01                     123.11                      102.09
      12/31/00                     127.33                      115.39
       9/30/00                     131.74                      121.36
       6/30/00                     127.33                      112.78
       3/31/00                     129.17                      112.90

     There are no outstanding options or warrants to purchase, or securities convertible into, Shares of the Fund. Shares of the Fund cannot be sold pursuant to Rule 144 under the Securities Act, and the Fund does not propose to publicly offer any of its Shares at any time.

     (b)  Record Holders of Shares of the Fund.

     As of February 28, 2002, there were 1,156 record holders of Shares of the Fund.

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

     On December 31, 2001, the Fund made a distribution of $0.85 per Share to Shareholders of record on December 28, 2001. On December 29, 2000, the Fund made a distribution of $1.24 per Share to Shareholders of record on December 28, 2000.

     (d)  Recent Sales of Unregistered Securities.

     The Fund held its initial closing on November 24, 1998, at which time qualified purchasers contributed cash of $10,000* and equity securities with an aggregate exchange value of $517,599,933 in exchange for an aggregate of 5,150,225.046 Shares of the Fund. Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501 (a) under the Securities Act who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the 1940 Act) in certain states through EVD, the placement agent, and certain subagents appointed by EVD in reliance upon the exemption from registration provided by Rule 506 under the Securities Act.

     The Fund held a second closing on February 23, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $668,374,856 in exchange for an aggregate of 6,122,657.185 Shares of the Fund. The Fund held a third closing on April 29, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $435,673,373 in exchange for an aggregate of 3,823,915.545 Shares of the Fund. The Fund held a fourth closing on July 28, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange

----------------------------

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

Item 6.  Financial Information.
-------------------------------

     The Fund commenced its investment operations on November 24, 1998, and the consolidated data referred to below reflects the period commencing on that date through December 31, 1998 (the end of the Fund's first fiscal year) and the fiscal years ended December 31, 1999, 2000 and 2001.


Table of Selected                 Fiscal Year Ended     Fiscal Year Ended     Fiscal Year Ended           Period Ended
 Financial Data                   December 31, 2001     December 31, 2000     December 31, 1999        December 31, 1998
---------------                   -----------------     -----------------     -----------------        -----------------

Total investment income              $250,853,962         $184,443,819           $69,398,141               $1,303,798

Interest expense                     $134,032,209         $106,481,607           $39,181,865               $1,006,805

Net expenses
(including interest expense)         $229,073,784         $163,858,005           $53,487,074               $1,918,650

Net investment income (loss)         $14,590,851           $16,188,469           $15,911,067               $(614,852)

Minority Interest in Net Income       $7,189,327           $4,397,345               ------                   ------

Net realized gain (loss)            $(16,943,650)          $59,911,984          $(20,032,514)              $(233,937)

Net change in unrealized
appreciation (depreciation)         $(391,295,157)         $23,202,514           $351,001,290             $30,412,330

Net increase (decrease) in net
assets from operations              $(393,647,956)         $99,302,967           $346,879,843             $29,563,541

Total assets                        $5,072,966,441       $5,597,503,897         $5,066,809,383            $711,459,486

Loan payable                         $884,350,000        $1,006,250,000         $1,130,000,000            $165,000,000

Net assets                          $3,253,990,369       $3,807,101,131         $3,920,612,531            $544,202,835

Shares outstanding                    30,417,292           31,646,617             33,007,386               5,148,858

Net Asset Value and
Redemption Price per Share             $106.98               $120.30               $118.78                  $105.69

Distribution paid per Share             $0.85                 $1.24                 $0.91                    $0.05


Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.
--------------------------------------------------------------------------------

Results of Operations
---------------------

     Increases and decreases in the Fund's net asset value per Share are derived from net investment income or loss, and realized and unrealized gains and losses on investments, including securities investments held through the Fund's indirect interest (through the Company) in the Portfolio, real estate investments held through BRC and any direct investments of the Fund. Expenses of the Fund include its pro-rata share of the expenses of BRC, the Company, and indirectly the Portfolio, as well as the actual and accrued expenses of the

Fund. The Fund's most significant expense is interest incurred on borrowings under the Credit Facility. Fund borrowings are used primarily to finance the purchase of real estate investments through BRC. The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of the Company, and indirectly the Portfolio, as well as realized and unrealized gains and losses on real estate investments held through BRC. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per Share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the United States stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions. Through the impact of interest rates on the valuation of the Fund's real estate investments held through BRC and its positions in swap agreements, the performance of the Fund is also affected by movements in interest rates and, particularly, by changes in credit spread relationships. On a combined basis, the Fund's real estate investments and interest rate swaps generally decline in value when credit spreads widen (as fixed income markets grow more risk-averse) and generally increase in value when credit spreads tighten.

     For the fiscal year ended December 31, 1999, the Fund achieved a total return of 13.30%. This return reflects an increase in the Fund's net asset value per Share from $105.69 to $118.78, and the payment of a distribution of $0.91 per share at the conclusion of the year. For comparison, the Standard & Poor's 500 Index (the "S&P 500"), an unmanaged index commonly used to measure the performance of U.S. stocks, had a total return of 21.03% over the same period.

     The Fund achieved a total return of 2.3% for the fiscal year ended December 31, 2000. This return reflects an increase in the Fund's net asset value per Share from $118.78 to $120.30, and the payment of a distribution of $1.24 per share at the conclusion of the year. For comparison, the S&P 500 Index had a total return of -9.10% over the same period.

     The Fund's total return for the fiscal year ended December 31, 2001 was -10.37%. This return reflects a decrease in the Fund's net asset value per Share from $120.30 to $106.98, and the payment of a distribution of $0.85 per share at the conclusion of the year. For comparison, the S&P 500 Index had a total return of -11.88% over the same period.

     The year 2001 witnessed a significant slowing of the U.S. and global economies, characterized by deteriorating corporate profits, job layoffs and sharply lower capital spending. Against this discouraging backdrop, the equity markets moved dramatically lower through much of the year. The tragic events of September 11th served to accelerate the downward trend. In their wake, consumer spending declined sharply and the U.S. economy slid into recession in the third quarter as the nation's Gross Domestic Product contracted 1.3%, the first such quarterly decline since 1991. The initial estimates from the Commerce Department for the fourth quarter indicated that GDP grew by a modest 0.2%. In an effort to stimulate economic activity, the Federal Reserve has continued the accommodative monetary policy it began in January 2001. By year-end, the Fed had lowered its benchmark Federal Funds rate - a key short-term interest rate barometer - on 11 occasions by a total of 475 basis points (4.75%).

     Even as the economy continued to struggle in the fourth quarter, the U.S. equity markets started to gain some traction in October. The fourth quarter saw a sharp rebound from the September lows, led by technology stocks and other aggressive sectors of the market. But the late gains were not sufficient for the broad market to avoid its second consecutive year of negative returns.

     The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly negative. The performance of the Fund trailed that of the Portfolio by 0.70% for the year. The Fund's investments in Partnership Preference Units benefited from the tightening in interest rate spreads that occurred in many fixed-income markets, particularly in the first half of the year. The Fund's interest rate swaps declined in value as interest rates fell. The Fund's investments in Real Estate Joint Ventures generally performed well, although results were affected by the decline in U.S. economic activity, particularly after September.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2001, the Fund had outstanding borrowings of $884.35 million and unused loan commitments of $262.65 million under the Credit Facility established with Merrill Lynch International Bank Limited, the term of which extends until November 24, 2005. As of December 31, 2001, the Fund had outstanding letters of credit of $3.01 million that expire during 2002 and automatically extend for successive one year periods not to extend beyond November 24, 2005. As of December 31, 2000 and 1999, the Fund had outstanding borrowings of $1.01 billion and $1.13 billion, respectively, and unused loan commitments of $143.8 million and $20.0 million, respectively, under the Credit Facility. The Credit Facility is being used primarily to finance the Fund's equity in its real estate investments and will continue to be used for such purposes in the future, as well as to provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

     The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio follow the practice of normally meeting redemptions by distributing securities, consisting, in the case of the Company, of securities drawn from the Portfolio. The Company and the Portfolio may also meet redemptions by distributing cash. As of December 31, 2001, the Portfolio had cash and short-term investments totaling $421.0 million, compared to $314.2 and $642.7 million as of December 31, 2000 and 1999, respectively. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2001, December 31, 2000 or December 31, 1999. As of December 31, 2001, the net assets of the Portfolio totaled $18.3 billion, compared to $18.4 billion and $15.1 billion as of December 31, 2000 and 1999, respectively. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2001, restricted securities, which are considered illiquid, constituted 2.0% of the net assets of the Portfolio, compared to 2.7% and 5.0% as of December 31, 2000 and December 31, 1999, respectively.

     The Partnership Preference Units held by BRC are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid. The liquidity of BRC's other real estate investments also is extremely limited. The lease and mortgage structures of the Net Lease Properties limit the pool of potential acquirors of these assets, and it is not anticipated that these properties will be widely marketable until the expiration of both the current lease and that lease's renewal options (which expire in 2027). The liquidity of BRC's Real Estate Joint Venture investments is extremely limited and relies principally on a buy/sell arrangement with the Operating Partners that is invokable after a specified period (up to ten years) after the formation of the Real Estate Joint Venture. Transfers of BRC's interest in a Real Estate Joint Venture to parties other than the Operating Partners thereof are constrained by the terms of the operating management agreement, buy/sell arrangements with the Operating Partner, and lender consent requirements.

     Redemptions of Fund Shares are met primarily by distributing securities drawn from the Portfolio, although cash may also be distributed. Shareholders generally do not have the right to receive the proceeds of Fund redemptions in cash.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

     (a)  Quantitative Disclosure about Market Risk.

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

     The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. This information should be read in conjunction with Notes 7 and 8 to the condensed consolidated financial statements. The Fund has no market risk sensitive instruments held for trading purposes.

                            Interest Rate Sensitivity
               Principal (Notional) Amount by Contractual Maturity
                    For the Twelve Months Ended December 31,

                             2002 - 2005               2006            Thereafter           Total          Fair Value
                      -------------------------- ------------------ ------------------ ----------------- ----------------
Rate sensitive
liabilities:
Long term debt -
variable rate
Credit Facility                                   $884,350,000                          $884,350,000      $884,350,000
Average
 interest rate                                         2.33%                                2.33%

Rate sensitive
 derivative
 financial
 instruments:
Pay fixed/
 Receive
 variable  interest
 rate  swap
 contracts
                                                  $927,190,000                            $927,190,000     $(49,830,356)
Average
 pay rate                                             7.02%                                7.02%
Average receive rate
                                                      2.33%                                2.33%

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

Risks of Investing in Real Estate Investments and Leverage
----------------------------------------------------------

     The success of BRC's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against). Partnership Preference Units also depend upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. BRC's investments in interests in Real Estate Joint Ventures may be influenced by decisions which the Operating Partner may make on behalf of the property owned thereby and potential changes in the specific real estate sub-markets in which the properties are located. The debt of each Real Estate Joint Venture is fixed-rate, secured by the underlying properties and with limited recourse to BRC. However, changes in interest rates, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of BRC's equity interest. There can be no assurance that BRC's ownership of real estate investments will be an economic success. Moreover, the success of any Real Estate Joint Venture investment depends in large part upon the performance of the Operating Partner. Operating Partners will be subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. Operating Partners will have an economic incentive to maximize the prices at which they sell properties to Real Estate Joint Ventures and to minimize the prices at which they acquire properties from Real Estate Joint Ventures. Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by Real Estate Joint Ventures. Future investment opportunities identified by Operating Partners will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by Operating Partners in their other businesses may interfere with the operations of Real Estate Joint Ventures.

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

     The valuations of Partnership Preference Units held by the Fund through its investment in BRC fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. The ongoing value of BRC's investments in Real Estate Joint Ventures and interests in properties subject to long-term triple net leases (Net Lease Properties) will be substantially uncertain. BRC's investments in Real Estate Joint Ventures, Net Lease Properties and other real property subsidiaries generally will be stated at estimated market value based on independent valuations, assuming an orderly disposition of assets. Detailed investment evaluations will be performed annually and reviewed periodically. Interim valuations will reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent evaluation. Given that such valuations include many assumptions, including but not limited to, an orderly disposition of assets, values may differ from amounts ultimately realized.

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

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     The Fund's financial statements, together with the auditors' report thereon, appearing on pages 21 through 49 of the Fund's Form 10 filed with the Securities and Exchange Commission on March 30, 2001, are incorporated herein by reference. The Fund's financial statements for the fiscal year ended December 31, 2001, together with the auditors' reports thereon, appearing on pages 19 through 50 hereof, are incorporated herein by reference.

                                                                                          2001
                                                              -----------------------------------------------------------
                                                                First           Second           Third         Fourth
                                                              Quarter           Quarter          Quarter       Quarter
                                                              -----------------------------------------------------------

Investment income                                            $58,535,579        $53,483,747    $66,613,931   $72,220,705

Minority interest in net income of controlled subsidiary    ($1,505,474)        ($1,023,727)     ($286,326)  ($4,373,800)

Net investment income                                         $3,965,123        ($6,991,786)    $6,321,863   $11,295,651

Per share data:
Investment income                                                  $1.87              $1.72          $2.17         $2.37

Net investment income                                              $0.13             ($0.23)         $0.21         $0.37

                                                                                          2000
                                                              -----------------------------------------------------------
                                                                First           Second           Third          Fourth
                                                              Quarter           Quarter          Quarter        Quarter
                                                              -----------------------------------------------------------

Investment income                                            $27,693,001        $51,336,657    $38,884,035    $66,530,126

Minority interest in net income of controlled subsidiary              $0        $1,123,751        $903,798    ($6,424,894)

Net investment income                                         $1,743,000        $2,325,175    ($12,141,661)   $24,261,955

Per share data:
Investment income                                                  $0.85             $1.59           $1.22          $2.10

Net investment income                                              $0.05             $0.07          ($0.38)         $0.77

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosures.
--------------------------------------------------------------------------------

     There have been no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers.
-------------------------------------------

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

Directors and Executive Officers of Eaton Vance, Inc.

     James B. Hawkes, (60), is Chairman, President and Chief Executive Officer of EVM, BMR, EVC and EV and a Director of EVC and EV. He is also a Trustee and an officer of various investment companies managed by EVM or BMR and has been employed by the Eaton Vance organization for 30 years.

     Thomas E. Faust Jr., (43), is Executive Vice President of Eaton Vance, BMR, EVC and EV, and Chief Equity Investment Officer of Eaton Vance and BMR. He is also an officer of various investment companies managed by Eaton Vance or BMR and has been employed by the Eaton Vance organization for 15 years.

     Alan R. Dynner, (61), is Vice President and Chief Legal Officer of EVM, BMR and EVC, and Secretary and Clerk of EV. He is also an officer of various investment companies managed by EVM or BMR. He joined Eaton Vance on November 1, 1996.

     William M. Steul, (59), is Vice President and Chief Financial Officer of EVM, BMR, EVC and EV. He joined Eaton Vance in December 1994.

Item 11.  Executive Compensation.
---------------------------------

     Under the terms of the Fund's investment advisory and administrative agreement with BMR, BMR is entitled to receive a monthly advisory and administrative fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross assets of the Fund reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of the Fund's investment in the Company. The term gross assets of the Fund is defined in the agreement to include the value of all assets of the Fund other than the Fund's investments in BRC, minus the sum of the Fund's liabilities other than the principal amount of money borrowed. For the fiscal years ended December 31, 2001 and 2000, the advisory and administrative fees paid by the Fund to BMR, less the Fund's allocated share of the Portfolio's advisory fee, totaled $5,616,626 and $6,886,754, respectively. BMR has agreed to waive a portion of the monthly advisory and administrative fee payable by the Fund to the extent that such fee, together with the monthly distribution fee payable to EVD, exceeds an annual rate of 0.60% of the average daily gross assets of the Fund (as defined above), reduced by the portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of the Fund's investment in the Portfolio. For the fiscal years ended December 31, 2001 and December 31, 2000, BMR waived $3,389,822 and $3,927,324, respectively, of the advisory and administrative fee payable by the Fund.

     Under the terms of BRC's management agreement with BMR, BMR receives a monthly management fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross assets of BRC. The term gross assets of BRC is defined in the agreement to include the value of all assets of BRC, minus the sum of BRC's liabilities other than the principal amount of money borrowed. (For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.) For the fiscal years ended December 31, 2001 and 2000, BRC paid BMR management fees of $8,908,787 and $6,809,483, respectively.

     Under the terms of the Portfolio's investment advisory agreement with BMR, BMR receives a monthly advisory fee at a base rate of 5/96 of 1% (equivalent to 0.625% annually) of the average daily net assets of the Portfolio up to $500 million. On net assets of $500 million or more the monthly fee is reduced and is computed as follows: 9/192 of 1% (equivalent to 0.5625% annually) of the average daily net assets of the Portfolio of $500 million but less than $1 billion; 1/24 of 1% (equivalent to 0.50% annually) of the average daily net assets of the Portfolio of $1 billion but less than 1.5 billion; 7/192 of 1% (equivalent to 0.4375% annually) of the average daily net assets of the Portfolio of $1.5 billion; but less than $7 billion; 17/480 of 1% (equivalent to 0.425% annually) of the average daily net assets of the Portfolio of $7 billion but less than $10 billion; and 11/320 of 1% (equivalent to 0.4125% annually) of the average daily net assets of the Portfolio of $10 billion but less than $15 billion; and 1/30 of 1% (equivalent to 0.40% annually) of the average daily net assets of the Portfolio of $15 billion and above. As of December 31, 2001, net assets of the Portfolio totaled $18.3 billion As indicated above, the Fund's allocated share of the monthly advisory fee paid by the Portfolio to BMR is credited toward the Fund's advisory and administrative fee payments. For the fiscal years ended December 31, 2001 and 2000, the advisory fee applicable to the Portfolio was 0.43% and 0.43%, respectively, of average daily net assets for such periods, and the Fund's allocated portion of the fee amounted to $15,466,651 and $17,867,409, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.

     To the knowledge of the Fund, no person beneficially owns more than five percent of the Shares of the Fund.

     (b)  Security Ownership of Management.

     EVM, the Manager of the Fund, beneficially owned 102.691 Shares of the Fund as of February 28, 2002. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.

     (c)  Changes in Control.

     Not applicable.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     See the information set forth under Item 11 above.

     Pursuant to a servicing agreement between the Company and EVD, the Company pays a servicing fee to EVD for providing certain services and information to direct and indirect investors in the Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of the Company's average daily net assets. With respect to investors in the Company and Shareholders of the Fund who subscribed through a subagent, EVD has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of the Company or Shares of the Fund to such persons. The Fund will assume its allocated share of the Company's servicing fee. The servicing fee payable in respect of the Fund's investment in the Company is credited toward the Fund servicing fee described below. During the fiscal year ended December 31, 2001, the Company paid servicing fees aggregating $5,349,210, which were attributable to the Fund's investments in the Company.

     Pursuant to a servicing agreement between the Fund and EVD, the Fund pays a servicing fee to EVD for providing certain services and information to the Shareholders of the Fund. The servicing fee is paid on a quarterly basis, at an annual rate of 0.20% of the Fund's average daily net assets. With respect to Shareholders who subscribed through a subagent, EVD has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of Shares of the Fund to such persons. The Fund's allocated share of the servicing fee paid by the Company is credited toward the Fund's servicing fee payment, thereby reducing the amount of the servicing fee paid by the Fund. During the fiscal year ended December 31, 2001, the Fund paid EVD servicing fees aggregating $1,455,204. EVD paid all of such servicing fees to sub-agents based on the value of Shares sold by them.

     Under the terms of the Fund's distribution agreement with EVD, EVD receives a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of the Fund as compensation for its services as placement agent. The distribution fee accrued from the Fund's initial closing and will continue for a period of ten years (subject to the annual approval of Eaton Vance, Inc.). For the fiscal year ended December 31, 2001, the distribution fees paid or accrued to EVD totaled $3,389,822. As noted above, the distribution fee is subject to a monthly fee cap.

     Shares of the Fund redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. The redemption fee is payable to EVD in cash by the Fund on behalf of the redeeming Shareholder. No redemption fee is imposed on Shares of the Fund held for at least three years, Shares acquired through the reinvestment of Fund distributions, Shares redeemed in connection with a tender offer or other extraordinary corporate event involving securities contributed by the redeeming Shareholder, or Shares redeemed following the death of all of the initial owners of the Shares redeemed. No redemption fee applies to redemptions by a Shareholder who, during any 12 month period, redeems less than 8% of the total number of Shares held by the Shareholder as of the beginning of such period. During the fiscal year ended December 31, 2001, EVD received redemption fees of $816,473 from the Fund on behalf of redeeming Shareholders.

Item 14.  Exhibits, Financial Statements and Reports On Form 8-K.
-----------------------------------------------------------------

     (a)  Financial Statements.

     (1) (i) The following is a list of all financial statements incorporated by reference from the Fund's Form 10-K filed March 30, 2001 into this report:

          Consolidated Portfolio of Investments as of December 31, 2000

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

          Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2000

          Statement of Assets and Liabilities of Tax-Managed Growth Portfolio as of December 31, 2000

          Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 2000

          Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2000 and December 31, 1999

          Supplementary Data of Tax-Managed Growth Portfolio for the fiscal periods ended December 31, 2000, December 31, 1999, December 31, 1998, October 31, 1998, October 31, 1997 and October 31, 1996

          Notes to Financial Statements

          Independent Auditors' Report dated February 16, 2001

     (ii) The following is a list of all financial statements filed as a part of this report:

          Consolidated Portfolio of Investments as of December 31, 2001

          Consolidated  Statement of Assets and  Liabilities  as of December 31,
          2001

          Consolidated Statement of Operations for the fiscal year ended December 31, 2001

          Consolidated Statements of Changes in Net Assets for the fiscal years ended December 31, 2001 and December 31, 2000

          Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2001

          Financial Highlights for the fiscal year ended December 31, 2001

          Notes to Consolidated Financial Statements

          Independent Auditors' Report dated March 1, 2002

          Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2001

          Statement of Assets and Liabilities of Tax-Managed Growth Portfolio as of December 31, 2001

          Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 2001

          Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2001 and December 31, 2000

          Supplementary Data of Tax-Managed Growth Portfolio for the fiscal periods ended December 31, 2001, December 31, 2000, December 31, 1999, December 31, 1998, October 31, 1998 and October 31, 1997

          Notes to Financial Statements

          Independent Auditors' Report dated February 15, 2002

     (b)  Reports on Form 8-K.

          None.

     (c) A list of the exhibits filed as a part of this registration statement is included in the Exhibit Index appearing on pages 52 and 53 hereof.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
CONSOLIDATED PORTFOLIO OF INVESTMENTS
================================================================================
INVESTMENT IN BELVEDERE CAPITAL FUND
COMPANY LLC -- 67.9%

SECURITY                                      SHARES           VALUE
--------------------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)              21,498,762    $3,417,745,020
--------------------------------------------------------------------------------
Total Investment in Belvedere Capital
   (identified cost $3,311,348,562)                        $3,417,745,020
--------------------------------------------------------------------------------

Partnership Preference Units -- 11.3%

SECURITY                                        UNITS          VALUE
--------------------------------------------------------------------------------
Bradley Operating Limited Partnership
(Delaware Limited Partnership affiliate
of Bradley Real Estate, Inc.), 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable from 2/23/04+         976,608      $ 18,974,517
Camden Operating, L.P. (Delaware Limited
Partnership affiliate of Camden Property
Trust), 8.50% Series B Cumulative
Redeemable Perpetual Preferred Units,
Callable from 2/23/04+                          170,000         4,005,030
Colonial Realty Limited Partnership
(Delaware Limited Partnership affiliate
of Colonial Properties Trust), 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable from 2/23/04+       1,030,000        47,265,670
Essex Portfolio, L.P. (California
Limited Partnership affiliate of Essex
Property Trust, Inc.), 9.125% Series C
Cumulative Redeemable Preferred Units,
Callable from 11/24/03+                         420,000        19,556,586
Liberty Property L.P. (Pennsylvania
Limited Partnership affiliate of Liberty
Property Trust), 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+                        2,565,000        65,397,240
MHC Operating Limited Partnership
(Illinois Limited Partnership affiliate
of Manufactured Home
Communities, Inc.), 9% Series D
Cumulative Redeemable Perpetual
Preference Units, Callable
from 9/29/04+                                 3,000,000        72,816,000
National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 8% Series A
Cumulative Redeemable Preferred Units,
Callable from 3/4/03+                           760,000        22,093,960

SECURITY                                        UNITS            VALUE
--------------------------------------------------------------------------------
National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 9.30% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+                        1,200,000    $   20,277,120
PSA Institutional Partners, L.P.
(California Limited Partnership
affiliate of Public Storage, Inc.),
9.50% Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
from 3/17/05+                                 2,215,000        59,643,305
Prentiss Properties Acquisition
Partners, L.P. (Delaware Limited
Partnership affiliate of Prentiss
Properties Trust), 9.45% Series C
Cumulative Redeemable Perpetual
Preferred Units, Callable from 9/17/04+       1,400,000        35,000,000
Price Development Company, L.P.
(Maryland Limited Partnership affiliate
of J.P. Realty, Inc.), 8.95% Series B
Cumulative Redeemable Preferred
Partnership Units, Callable
from 7/28/04+                                 2,575,000        55,828,575
Regency Centers, L.P.(Delaware Limited
Partnership affiliate of Regency Realty
Corporation), 9.125% Series D Cumulative
Redeemable Preferred Units, Callable
from 9/29/04+                                   350,000        35,212,100
Summit Properties Partnership, L.P.
(Delaware Limited Partnership affiliate
of Summit Properties, Inc.), 8.95%
Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
from 4/29/04+                                 2,215,000        52,891,985
Urban Shopping Centers, L.P. (Illinois
Limited Partnership affiliate of Urban
Shopping Centers, Inc.), 9.45% Series D
Cumulative Redeemable Perpetual
Preferred Units, Callable from 10/1/04+       2,400,000        61,749,600
--------------------------------------------------------------------------------

Total Partnership Preference Units
   (identified cost $606,744,816)                          $  570,711,688
--------------------------------------------------------------------------------


                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
CONSOLIDATED PORTFOLIO OF INVESTMENTS CONT'D
================================================================================
OTHER REAL ESTATE INVESTMENTS -- 20.7%

DESCRIPTION                                                     VALUE
--------------------------------------------------------------------------------
Rental Property(1)(2)                                      $1,042,486,780
--------------------------------------------------------------------------------

Total Other Real Estate Investments
   (identified cost $1,049,698,777)                        $1,042,486,780
--------------------------------------------------------------------------------

Commercial Paper -- 0.1%

                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)        VALUE
--------------------------------------------------------------------------------
General Electric Capital Corp.,
1.78%, 1/02/02                              $     5,720    $    5,719,717
--------------------------------------------------------------------------------

Total Commercial Paper
   (at amortized cost, $5,719,717)                         $    5,719,717
--------------------------------------------------------------------------------

Total Investments -- 100.0%
   (identified cost $4,973,511,872)                        $5,036,663,205
--------------------------------------------------------------------------------
 + Security exempt from registration under the Securities Act of 1933. At December 31, 2001, the value of these securities totaled $570,711,688 or 17.5% of net assets.

 (1) Investment valued at fair value using methods determined in good faith by or at the direction of the Manager of Belcrest Realty Corporation.

 (2) Rental property represents seventy-one multi-family residential properties located in thirteen states and two suburban office buildings located in California. None of the individual properties represent more than 5% of net assets.

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
CONSOLIDATED FINANCIAL STATEMENTS
================================================================================
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

As of December 31, 2001

Assets
--------------------------------------------------------------------------------
Investments, at value
   (identified cost $4,973,511,872)       $5,036,663,205
Cash                                          12,170,155
Escrow deposits -- restricted                 15,248,666
Dividends receivable                           5,180,619
Other assets                                   3,703,796
--------------------------------------------------------------------------------
Total assets                              $5,072,966,441
--------------------------------------------------------------------------------
Liabilities
--------------------------------------------------------------------------------
Loan payable                              $  884,350,000
Mortgages payable, net of unamortized
   debt issuance costs of $7,610,861         766,034,407
Payable for Fund Shares redeemed               1,395,000
Open interest rate swap contracts, at
   value                                      49,830,356
Security deposits                              2,894,109
Swap interest payable                          4,338,728
Accrued expenses:
   Interest expense                            8,294,748
   Property taxes                             10,181,155
   Other expenses and liabilities              7,415,556
Minority interests in controlled
   subsidiaries                               84,242,013
--------------------------------------------------------------------------------
Total Liabilities                         $1,818,976,072
--------------------------------------------------------------------------------
Net Assets for 30,417,292 Fund Shares
   outstanding                            $3,253,990,369
--------------------------------------------------------------------------------

SHAREHOLDERS' CAPITAL
--------------------------------------------------------------------------------
Shareholders' Capital                     $3,253,990,369
--------------------------------------------------------------------------------
Net Asset Value and Redemption
Price Per Share
--------------------------------------------------------------------------------
($3,253,990,369 divided by 30,417,292
   Fund Shares outstanding)               $       106.98
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended
December 31, 2001

INVESTMENT INCOME
--------------------------------------------------------------------------------
Dividends allocated from Belvedere
   Capital
   (net of foreign taxes, $217,524)       $   35,450,572
Interest allocated from Belvedere
   Capital                                     3,202,447
Expenses allocated from Belvedere
   Capital                                   (21,371,452)
--------------------------------------------------------------------------------
Net investment income allocated from
   Belvedere Capital                      $   17,281,567
Dividends from Partnership Preference
   Units                                      67,308,431
Rental income                                165,048,359
Interest                                       1,215,605
--------------------------------------------------------------------------------
Total investment income                   $  250,853,962
--------------------------------------------------------------------------------
EXPENSES
--------------------------------------------------------------------------------
Investment advisory and administrative
   fees                                   $   14,525,413
Property management fees                       6,432,864
Distribution and servicing fees                4,845,026
Interest expense on mortgages                 62,603,342
Interest expense on Credit Facility           51,305,210
Interest expense on swap contracts            20,123,657
Property and maintenance expenses             50,444,868
Property taxes and insurance                  18,724,877
Miscellaneous                                  3,458,349
--------------------------------------------------------------------------------
Total expenses                            $  232,463,606
--------------------------------------------------------------------------------
Deduct --
   Reduction of investment adviser and
      administrative fees                 $    3,389,822
--------------------------------------------------------------------------------
Net expenses                              $  229,073,784
--------------------------------------------------------------------------------
Net investment income before minority
   interests in net income of controlled
   subsidiaries                           $   21,780,178
Minority interests in net income of
   controlled subsidiaries                    (7,189,327)
--------------------------------------------------------------------------------
Net investment income                     $   14,590,851
--------------------------------------------------------------------------------
REALIZED AND UNREALIZED GAIN (LOSS)
--------------------------------------------------------------------------------
Net realized gain (loss) --
   Investment transactions from
      Belvedere Capital
      (identified cost basis)             $  (17,738,377)
   Investment transactions in
      Partnership Preference Units
      (identified cost basis)                    720,818
   Investment transactions in other real
      estate investments                          73,909
--------------------------------------------------------------------------------
Net realized loss                         $  (16,943,650)
--------------------------------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investment in Belvedere Capital
      (identified cost basis)             $ (393,980,618)
   Investments in Partnership Preference
      Units (identified cost basis)           46,897,957
   Investment in other real estate
      investments (net of
      minority interests in unrealized
      gain (loss) of
      controlled subsidiaries)                (7,211,997)
   Interest rate swap contracts              (37,000,499)
--------------------------------------------------------------------------------
Net change in unrealized appreciation
   (depreciation)                         $ (391,295,157)
--------------------------------------------------------------------------------
Net realized and unrealized loss          $ (408,238,807)
--------------------------------------------------------------------------------
Net decrease in net assets from
   operations                             $ (393,647,956)
--------------------------------------------------------------------------------
                  See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC AS DECEMBER 31, 2001
================================================================================
CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                       YEAR ENDED           YEAR ENDED
IN NET ASSETS                             DECEMBER 31, 2001    DECEMBER 31, 2000
--------------------------------------------------------------------------------
Net investment income                     $   14,590,851       $   15,920,066
Net realized gain (loss) on
   investment transactions                   (16,943,650)          59,911,984
Net change in unrealized appreciation
   (depreciation) of investments            (391,295,157)          23,202,514
--------------------------------------------------------------------------------
Net increase (decrease) in net assets
   from operations                        $ (393,647,956)      $   99,034,564
--------------------------------------------------------------------------------
Transactions in Fund Shares --
Net asset value of Fund Shares issued to
   Shareholders in payment of
   distributions declared                 $   10,824,000       $   17,804,221
Net asset value of Fund Shares redeemed     (144,507,814)        (186,699,799)
--------------------------------------------------------------------------------
Net decrease in net assets from fund
   share transactions                     $ (133,683,814)      $ (168,895,578)
--------------------------------------------------------------------------------
Distributions --
   Distributions to all Belcrest Capital
      Fund LLC Shareholders               $  (25,778,992)      $  (39,059,995)
   Special Distributions to Belcrest
      Capital Fund LLC Shareholders                  --            (4,590,391)
--------------------------------------------------------------------------------
Total distributions                       $  (25,778,992)      $  (43,650,386)
--------------------------------------------------------------------------------

Net decrease in net assets                $ (553,110,762)      $ (113,511,400)
--------------------------------------------------------------------------------

NET ASSETS
--------------------------------------------------------------------------------
At beginning of year                      $ 3,807,101,131      $ 3,920,612,531
--------------------------------------------------------------------------------
At end of year                            $ 3,253,990,369      $ 3,807,101,131
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
                                          YEAR ENDED
INCREASE (DECREASE) IN CASH               DECEMBER 31, 2001
--------------------------------------------------------------------------------
Cash Flows From (For) Operating
   Activities --
Net investment income                     $    14,590,851
Adjustments to reconcile net investment
   income to net cash flows from
   operating activities --
   Amortization of debt issuance costs            837,488
   Net investment income allocated from
      Belvedere Capital                       (17,281,567)
   Decrease in dividends receivable             7,108,068
   Increase in interest payable for open
      swap contracts                            4,708,585
   Increase in escrow deposits                   (733,295)
   Decrease in other assets                       792,230
   Increase in accrued property taxes           2,199,067
   Decrease in accrued interest and
      other accrued expenses and
      liabilities                              (5,697,644)
   Increase in minority interest                  216,000
   Improvements to rental property            (12,422,642)
   Payments for investments in other
      real estate                            (118,572,186)
   Sale of investment in other real
      estate                                   75,887,697
   Decrease in cash due to sale of
      majority interest in
      controlled subsidiary                    (1,482,690)
   Sales of Partnership Preference Units      165,533,094
   Net decrease in investment in
      Belvedere Capital                         6,924,257
   Decrease in short-term investments          22,170,442
   Minority interests in net income of
      controlled subsidiaries                   7,189,327
--------------------------------------------------------------------------------
Net Cash Flows From Operating Activities  $   151,967,082
--------------------------------------------------------------------------------
Cash Flows For Financing Activities --
   Repayment of Credit Facility           $  (121,900,000)
   Payments on mortgages                       (3,834,684)
   Payments for Fund Shares redeemed           (6,531,476)
   Distributions paid to Belcrest
      Capital Fund LLC Shareholders           (14,954,992)
   Distributions paid to minority
      shareholders                             (2,995,559)
--------------------------------------------------------------------------------
Net cash flows used for financing
   activities                             $  (150,216,711)
--------------------------------------------------------------------------------

Net increase in cash                      $     1,750,371
--------------------------------------------------------------------------------

Cash at beginning of year                 $    10,419,784
--------------------------------------------------------------------------------

Cash at end of year                       $    12,170,155
--------------------------------------------------------------------------------

Supplemental Disclosure and Non-cash Investing
and Financing Activities
--------------------------------------------------------------------------------
Change in unrealized appreciation
   (depreciation) of investments and
   open swap contracts                    $  (391,295,157)
Interest paid for loan                    $    58,297,656
Interest paid for mortgages               $    61,037,807
Interest paid for swap contracts          $    15,415,072
Market value of securities distributed
   in payment of redemptions              $   136,581,338
Market value of real property and other
   assets, net of current liabilities,
   assumed in conjunction with
   acquisition of real estate
   investments                            $   177,934,235
Mortgages assumed in conjunction with
   acquisitions of real
   estate investments                     $   121,293,821
--------------------------------------------------------------------------------


                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================
FINANCIAL HIGHLIGHTS

For the Year Ended December 31, 2001

--------------------------------------------------------------------------------
Net asset value -- Beginning of year                            $  120.300
--------------------------------------------------------------------------------
Income (loss) from operations
--------------------------------------------------------------------------------
Net investment income(6)                                        $    0.471
Net realized and unrealized loss                                   (12.941)
--------------------------------------------------------------------------------
Total loss from operations                                      $  (12.470)
--------------------------------------------------------------------------------

Distributions
--------------------------------------------------------------------------------
Distributions to all Belcrest Capital
   Fund LLC Shareholders                                        $   (0.850)
--------------------------------------------------------------------------------
Total distributions                                             $   (0.850)
--------------------------------------------------------------------------------

Net asset value -- end of year                                  $  106.980
--------------------------------------------------------------------------------

Total Return(1)                                                     (10.37)%
--------------------------------------------------------------------------------
                                         AS A PERCENTAGE      AS A PERCENTAGE
                                         OF AVERAGE NET       OF AVERAGE GROSS
RATIOS                                   ASSETS(5)            ASSETS(4)(5)
--------------------------------------------------------------------------------

Expenses of Consolidated Real
   Property Subsidiaries
   Interest and other borrowing
      costs(3)                              1.31%                   0.89%
   Operating expenses(3)                    1.54%                   1.05%
Belcrest Capital Fund LLC Expenses
   Interest and other borrowing
      costs(2)                              2.10%                   1.43%
   Investment advisory and
      administrative fees, servicing
      fees and other Fund operating
      expenses(2)(7)                        1.15%                   0.79%

                                         ---------------------------------------
Total expenses(8)                           6.10%                   4.16%

Net investment income(8)                    0.43%                   0.29%
--------------------------------------------------------------------------------

Supplemental Data
--------------------------------------------------------------------------------
Net Assets, end of year (000's
   omitted)                                                   $3,253,990
Portfolio Turnover of Tax-Managed
   Growth Portfolio                                                   18%
--------------------------------------------------------------------------------

 (1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date.
 (2) Ratio includes the expenses of Belcrest Capital Fund LLC and Belcrest Realty Corporation (BRC) for which Belcrest Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.
 (3) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiaries (see Note 1).
 (4) Average Gross Assets is defined as the average daily amount of all assets of Belcrest Capital Fund LLC (not including its investment in BRC) plus all assets of BRC minus the sum of each entity's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
 (5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
 (6) Calculated using average shares outstanding.
 (7) Ratio includes Belcrest Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
 (8) The expenses reflect a reduction of the investment advisory and administrative fees. Had such action not been taken, the ratios of total expenses to average net assets and average gross assets would have been 6.20% and 4.23%, respectively, and the ratios of net investment income to average net assets and average gross assets would have been 0.33% and 0.22%, respectively.

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1    ORGANIZATION
--------------------------------------------------------------------------------
  A Investment Objective -- Belcrest Capital Fund LLC (Belcrest Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belcrest Capital is to achieve long-term, after-tax returns for Belcrest Capital shareholders (Shareholders). Belcrest Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the State of New York. Belcrest Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belcrest Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belcrest Capital invests in real estate assets including income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in controlled real property subsidiaries.

  B Subsidiaries -- Belcrest Capital invests in real estate through its subsidiary Belcrest Realty Corporation (BRC). At December 31, 2001, BRC invested directly in Partnership Preference Units and indirectly in real property through its controlled subsidiaries Bel Santa Ana LLC (BSA), Bel Alliance Properties, LLC (Bel Alliance), Bel Apartment Properties Trust (Bel Apartment), Bel Communities Properties Trust (Bel Communities) and Casco Property Trust, LLC (Casco).

     BRC -- BRC invests directly in Partnership Preference Units and also holds a 100% interest in BSA and majority interests in Bel Alliance, Bel Apartment, Bel Communities and Casco. At December 31, 2001, Belcrest Capital owned 100% of the common stock issued by BRC and intends to hold all of BRC's common stock at all times. Additionally, 2,100 shares of preferred stock of BRC are outstanding at December 31, 2001. The preferred stock has a par value of $0.01 per share and is redeemable by BRC at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities.

     BSA -- BSA, a wholly-owned subsidiary of BRC, owns two suburban office buildings located in California. The properties are leased to a single tenant under a triple net lease and were 100% occupied at December 31, 2001.

     BEL ALLIANCE -- Bel Alliance, a majority-owned subsidiary of BRC, owns forty-one multi-family residential properties consisting of 13,833 units (collectively, the Bel Alliance Properties) located in seven states (Texas, Virginia, Maryland, Georgia, Alabama, North Carolina, and Florida). The average occupancy rate was approximately 92% at December 31, 2001. BRC owns 100% of the Class A units of Bel Alliance, representing 60% of the voting interests in Bel Alliance, and a minority shareholder (the Bel Alliance Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Bel Alliance. The Class B equity interest is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holders of the Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Alliance was established, either BRC or the Bel Alliance Minority Shareholder can give notice on or after March 17, 2010 either to buy the other's equity interest in Bel Alliance or to sell its own equity interest in Bel Alliance.

     BEL APARTMENT -- Bel Apartment, a majority-owned subsidiary of BRC, owns ten multi-family residential properties consisting of 2,530 units (collectively, the Bel Apartment Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee and Florida). The average occupancy rate was 93% at December 31, 2001. BRC owns Class A units of Bel Apartment, representing 75% of the voting interests in Bel Apartment, and a minority shareholder (the Bel Apartment Minority Shareholder) owns Class B units, representing 25% of the voting interests in Bel Apartment. The Class B equity interest is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holder of Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Apartment was established, either BRC or the Bel Apartment Minority Shareholder can give notice after July 31, 2009 either to buy the other's equity interest in Bel Apartment or to sell its own equity interest in Bel Apartment.

     BEL COMMUNITIES -- Bel Communities, a majority-owned subsidiary of BRC, owns twelve multi-family residential properties consisting of 2,624 units (collectively, the Bel Communities Properties) located in eleven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee, Minnesota, Maryland, Oregon, Oklahoma and Florida). The average occupancy rate was 94%

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================

     at December 31, 2001. BRC owns Class A units of Bel Communities, representing 75% of the voting interests in Bel Communities, and a minority shareholder (the Bel Communities Minority Shareholder) owns Class B units, representing 25% of the voting interests in Bel Communities. The Class B equity interest is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holder of Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Communities was established, either BRC or the Bel Communities Minority Shareholder can give notice after November 27, 2009 either to buy the other's equity interest in Bel Communities or to sell its own equity interest in Bel Communities.

     CASCO -- Casco, a majority-owned subsidiary of BRC, owns eight multi-family residential properties consisting of 2,428 units (collectively, the Casco Properties) located in five states (North Carolina, Tennessee, Florida, Georgia and Texas). The average occupancy rate was 95% at December 31, 2001. BRC owns 100% of the Class A units of Casco, representing 60% of the voting interests in Casco, and a minority shareholder (the Casco Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Casco. The Class B equity interest is recorded as a minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC has priority in distributions and has greater voting rights than the holders of the Class B units. Pursuant to a buy/sell agreement entered into at the time Casco was established, either BRC or the Casco Minority Shareholder can give notice after November 23, 2010 either to buy the other's equity interest in Casco or to sell its own equity interest in Casco.

     MONADNOCK -- Monadnock, which was a majority-owned subsidiary of BRC during the year ended December 31, 2001, owns twelve multi-family residential properties consisting of 4,614 units (collectively, the Monadnock Properties) located in eight states (Texas, Arizona, Georgia, North Carolina, Oregon, Utah, Tennessee and Florida). BRC owned Class A units of Monadnock, representing 60% of the voting interests in Monadnock, and a minority shareholder (the Monadnock Minority Shareholder) owned Class B units, representing 40% of the voting interests in Monadnock. The primary distinction between the two classes of shares is the distribution priority and voting rights. BRC had priority in distributions and had greater voting rights than the holder of Class B units. BRC does not own an interest in Monadnock at December 31, 2001.

     The accompanying consolidated financial statements include the accounts of Belcrest Capital, BRC, BSA, Bel Alliance, Bel Apartment, Bel Communities, Casco and Monadnock (for the period during which BRC maintained a majority interest in Monadnock) (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

     The audited financial statements of the Portfolio, including the Portfolio of Investments, are included elsewhere in this report and should be read in conjunction with the Fund's financial statements.

2    SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
     The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of its consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America.

  A Investment Costs -- The Fund's investment assets were acquired through contributions of common stock by Shareholders in exchange for Shares of the Fund, in private purchases of Partnership Preference Units and other real estate investments and through contributions of real estate investments in exchange for cash and minority interests in controlled subsidiaries. Upon receipt of common stock from Shareholders, Belcrest Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments of contributed securities is carried in the consolidated financial statements is the value of the contributed common stock as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing Shareholders' basis in securities and cash contributed to the Fund. The initial tax and financial reporting basis of the Fund's investments in Partnership Preference Units and other real estate purchased by the Fund is the purchase cost. The initial cost at which the Fund's investments in real estate contributed to the Fund is carried in the consolidated financial statements is the market value on contribution date. The initial tax basis of real estate investments contributed to the Fund is the market value on the date of contribution, the contributor's tax basis at the time of contribution or a combination thereof, depending on the taxability of the contribution.

  B Investment Valuations -- The Fund's investments consist of Partnership Preference Units, other real property investments, shares of Belvedere Capital and short-term debt securities. Belvedere Capital's only investment

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================

     is in interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap contracts (Note 7). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio is as follows:

     Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, are normally valued on the basis of valuations furnished by a pricing service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees. Investments held by the Fund for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by Boston Management and Research (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as Investment Adviser of Belcrest Capital and Manager of BRC. Interest rate swap contracts for which prices are unavailable are valued as determined in good faith by BMR.

     The value of the Fund's real estate investments is determined in good faith by BMR, as Manager of BRC, taking into account all relevant factors, data and information, including, with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed valuations are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. Given that such valuations include many assumptions, including but not limited to, an orderly disposition of assets, values may differ from amounts ultimately realized.

  C Interest Rate Swaps -- Belcrest Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belcrest Capital makes quarterly payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to three-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses. Belcrest Capital is exposed to credit loss in the event of non-performance by the swap counterparty.

  D  Written  Options  -- The  Portfolio  and the  Fund  may  write  listed  and over-the-counter call options on individual securities, on baskets of securities and on stock market indices. Upon the writing of a call option, an amount equal to the premium received by the Portfolio or Fund is included in the Consolidated Statement of Assets and Liabilities of the respective entity as a liability. The amount of the liability is subsequently marked-to-market to reflect the current value of the option written in accordance with the investment valuation policies discussed above. Premiums received from writing options that expire are treated as realized gains. Premiums received from writing options that are exercised or are closed are added to or offset against the proceeds or amount paid on the transaction to determine the realized gain or loss. The Portfolio or Fund, as a writer of an option, may have no control over whether the underlying securities may be sold and as a result bears the market risk of an unfavorable change in the price of the securities underlying the written option.

  E Purchased Options -- Upon the purchase of a put option, the premium paid by the Portfolio or Fund is included in the Consolidated Statement of Assets and Liabilities of the respective entity as an investment. The amount of the investment is subsequently marked-to-market to reflect the current market value of the option purchased, in accordance with the investment valuation policies discussed above. If an option which the Portfolio or Fund has purchased expires on the stipulated expiration date, the Portfolio or Fund will realize a loss in the amount of the cost of the option. If the Portfolio or Fund enters into a closing sale transaction, the Portfolio or Fund will realize a gain or loss, depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. If the Portfolio or Fund exercises a put option, it will realize a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid.

  F Rental Operations -- The apartment units held by Bel Alliance, Bel Apartment, Bel Communities and Casco are leased to residents generally for a term of one year renewable upon consent of both parties. The apartment units held by Monadnock were leased to residents generally for a term of one year or less. The office properties held by BSA are leased on a triple net lease basis pursuant to a non-cancelable, fixed-term operating lease expiring in 2015 with options to extend for two additional six-year periods.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================
     The future minimum rents to be received by BSA during the current terms of the lease as of December 31, 2001, are approximately $4,050,000 in 2002 and 2003, $4,607,000 in 2004, $4,658,000 in 2005 and 2006, and $45,723,000
     thereafter.

     The escrow accounts related to Bel Alliance, Bel Apartment, Bel Communities and Casco consist of deposits for real estate taxes, insurance, reserve for replacements and capital repairs required under mortgage agreements as well as tenant security deposits. The mortgage escrow accounts are held by the financial institutions and controlled by lenders (Note 8).

     Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of real property.

  G Income -- Dividend income is recorded on the ex-dividend date and interest and rental income is recorded on the accrual basis.

     Belvedere Capital's net investment income or loss consists of Belvedere Capital's pro-rata share of the net investment income or loss of the Portfolio, less all actual or accrued expenses of Belvedere Capital, determined in accordance with accounting principles generally accepted in the United States of America. The Fund's net investment income or loss consists of the Fund's pro-rata share of the net investment income of Belvedere Capital, plus all income earned on the Fund's direct and indirect investments (including Partnership Preference Units and other real property), less all actual and accrued expenses of the Fund determined in accordance with accounting principles generally accepted in the United States of America.

  H Deferred Costs -- Deferred mortgage origination expenses incurred in connection with the financing of Bel Alliance, Bel Apartment, Bel Communities and Casco are amortized over the terms of the respective loans.

  I Income Taxes -- Belcrest Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belcrest Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of BRC, Bel Alliance, Bel Apartment, Bel Communities, Casco and Monadnock is to comply with the Internal Revenue Code applicable to REITs. BRC, Bel Alliance, Bel Apartment, Bel Communities, Casco and Monadnock will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT. BSA is a single member limited liability company treated as a pass-through entity for federal tax purposes.

  J  Other -- Investment transactions are accounted for on a trade-date basis.

  K Reclassifications -- Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation.

  L Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

3    DISTRIBUTIONS TO SHAREHOLDERS
--------------------------------------------------------------------------------
     Each year, Belcrest Capital intends to distribute all of its net investment income for the year, if any, and approximately 22% of its net realized capital gains, if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event with respect to a security contributed by such Shareholder, for which no capital gain distribution is made. In addition, whenever a distribution with respect of a precontribution gain is made, Belcrest Capital makes a special distribution to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and supplemental distributions (Special Distribution). There were no Special Distributions accrued for or paid during the year ended December 31, 2001.

     In addition, BRC, Bel Alliance, Bel Apartment, Bel Communities and Casco intend to distribute substantially all of their taxable income earned by the respective entities during the year.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================

4    SHAREHOLDER TRANSACTIONS
--------------------------------------------------------------------------------
     Belcrest Capital may issue an unlimited number of full and fractional Fund Shares.

     Transactions in Fund Shares were as follows:

                                          YEAR ENDED           YEAR ENDED
                                          DECEMBER 31, 2001    DECEMBER 31, 2000
    ----------------------------------------------------------------------------
    Issued to Shareholders electing to
     receive payment of distributions in
     Fund Shares                              96,934                146,075
    Redemptions                           (1,326,259)            (1,506,844)
    ----------------------------------------------------------------------------
    NET DECREASE                          (1,229,325)            (1,360,769)
    ----------------------------------------------------------------------------

     Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed. The redemption fee is paid to Eaton Vance Distributors, Inc. (EVD) by Belcrest Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a tender offer or other extraordinary corporate event or Fund Shares redeemed following the death of all of the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions by a Shareholder, who, during any 12-month period, redeems less than 8% of the total number of Fund Shares held by the Shareholder as of the beginning of the 12-month period. For the year ended December 31, 2001, EVD received $816,473 in redemption fees.

5    INVESTMENT TRANSACTIONS
--------------------------------------------------------------------------------
     For the year ended December 31, 2001, increases and decreases of the Fund's investment in Belvedere Capital aggregated $299,778,434 and $443,274,925, respectively, sales of Partnership Preference Units aggregated $165,533,094, and acquisitions and sales of other real estate investments aggregated $118,572,186 and $75,887,697, respectively. There were no purchases of Partnership Preference Units during the year ended December 31, 2001.

     Sales of Partnership Preference Units during the year ended December 31, 2001 include amounts sold to other funds sponsored by EVM. Purchases of other real estate investments during the year ended December 31, 2001 include amounts purchased from other funds sponsored by EVM. Sales of other real estate investments during the year ended December 31, 2001, were made to other funds sponsored by EVM.

6    INDIRECT INVESTMENT IN PORTFOLIO
--------------------------------------------------------------------------------
     Belvedere Capital's interest in the Portfolio at December 31, 2001, was $10,334,131,781 representing 56.4% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at December 31, 2001 was $3,417,745,020 representing 33.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2001 totaled $105,790,876 of which $38,653,019 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2001 totaled $43,414,135, of which $15,881,789 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $5,489,663 for the year ended December 31, 2001, representing $140,453 of operating expenses and $5,349,210 of service fees (Note 9).

7    CANCELABLE INTEREST RATE SWAP AGREEMENTS
--------------------------------------------------------------------------------
     Belcrest Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================

     and agreements. As of December 31, 2001, Belcrest Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                                                                                             UNREALIZED
                  NOTIONAL                                   INITIAL                         DEPRECIATION
                  AMOUNT                                     OPTIONAL         FINAL          AT
    EFFECTIVE     (000'S        FIXED    FLOATING            TERMINATION      TERMINATION    DECEMBER 31,
    DATE          OMITTED)      RATE     RATE                DATE             DATE           2001
    --------------------------------------------------------------------------------------------------------------------------------
     11/98      $ 68,750        6.225%   Libor + 0.45%       11/24/03         11/24/05       $ (1,781,035)
     11/98        24,528        6.295%   Libor + 0.45%       05/24/03         11/24/05           (603,624)
     11/98        41,368        6.310%   Libor + 0.45%       02/24/03         11/24/05           (958,841)
     02/99         9,030        6.505%   Libor + 0.45%       03/04/03         11/24/05           (235,750)
     02/99        21,996        6.497%   Libor + 0.45%       04/20/03         11/24/05           (605,921)
     02/99        20,018        6.439%   Libor + 0.45%       11/24/03         11/24/05           (635,733)
     02/99       111,000       6.4068%   Libor + 0.45%       02/23/04         11/24/05         (3,623,059)
     04/99        80,000       6.555%    Libor + 0.45%       04/28/04         11/24/05         (3,058,399)
     04/99        16,468       6.7195%   Libor + 0.45%       02/06/03         11/24/05           (480,383)
     04/99        12,671       6.6176%   Libor + 0.45%       11/24/03         11/24/05           (462,881)
     04/99        15,105       6.5903%   Libor + 0.45%       02/23/04         11/24/05           (571,060)
     07/99        26,516        7.308%   Libor + 0.45%       11/24/03         11/24/05         (1,430,877)
     07/99        40,193        7.301%   Libor + 0.45%       02/23/04         11/24/05         (2,286,386)
     07/99        10,109        7.237%   Libor + 0.45%       04/29/04         11/24/05           (580,387)
     07/99       155,000        7.231%   Libor + 0.45%       07/28/04         11/24/05         (9,298,744)
     09/99        17,674        7.700%   Libor + 0.45%       02/23/04         11/24/05         (1,184,451)
     09/99         9,833        7.635%   Libor + 0.45%       07/28/04         11/24/05           (702,968)
     09/99        43,000       7.6525%   Libor + 0.45%       09/17/04         11/24/05         (3,168,606)
     09/99        35,024        7.644%   Libor + 0.45%       07/28/04         11/24/05         (2,512,664)
     09/99       212,000       7.6224%   Libor + 0.45%       09/28/04         11/24/05        (15,521,494)
     09/99         1,907        7.580%   Libor + 0.45%       04/29/04         11/24/05           (127,093)
    --------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                  $ (49,830,356)
    --------------------------------------------------------------------------------------------------------------------------------

8    DEBT
--------------------------------------------------------------------------------
  A Mortgages -- Rental property held by BRC's controlled subsidiaries is financed through mortgages issued to the controlled subsidiaries. The mortgages are secured by the rental property and are generally without recourse to the other assets of Belcrest Capital's Shareholders. The value of the rental property securing the loans is $1,042,486,780 at December 31,

     2001. Balances outstanding at December 31, 2001 excluding unamortized debt issuance costs, are as follows:

                                                                 MONTHLY
                                                 ANNUAL       PRINCIPAL AND
                                                INTEREST        INTEREST              BALANCE AT
    MATURITY DATE                                 RATE           PAYMENT          DECEMBER 31, 2001
    ---------------------------------------------------------------------------------------------------
    October 1, 2005                                6.90%      $   80,349             $ 11,768,208
    February 1, 2009                              7.220%         313,618               44,889,711
    February 1, 2009                              7.220%         332,517               47,594,788
    May 1, 2009                                   7.250%          36,155                5,177,001
    July 1, 2009                                  7.740%         235,286               32,243,538
    July 1, 2009                                  7.830%         277,228               37,679,823
    April 1, 2010                                 8.560%         114,704               14,679,304
    April 1, 2010                                 8.560%         224,163               28,687,577
    April 1, 2010                                 8.560%         173,885               22,253,141
    April 1, 2010                                 8.640%         308,577               39,210,821
    April 1, 2010                                 8.640%         236,624               30,067,750
    April 1, 2010                                 8.560%          98,435               12,597,267
    May 1, 2010 (1)                               8.330%         745,323              107,369,483
    December 1, 2010 (1)                          7.540%         760,283              121,000,000
    June 1, 2011 (1)                              6.765%         617,239              109,488,000
    July 10, 2015                                 7.180%         337,500(2)            49,609,085
    January 1, 2028                               7.143%         418,459               59,329,771
    ---------------------------------------------------------------------------------------------------
                                                              $5,310,345             $773,645,268
    ---------------------------------------------------------------------------------------------------

 (1) Mortgage provides for monthly payments of interest only through the respective maturity date with the entire principal balance due on the respective maturity date.
 (2) Amount indicates current monthly loan payment. Amount increases as rental payments under the lease agreement with the property tenant increases.

     Scheduled repayments of mortgages, excluding unamortized debt issuance costs, for the years subsequent to December 31, 2001, are as follows:

    YEARS ENDING DECEMBER 31,                               AMOUNT
    ----------------------------------------------------------------------------
    2002                                                $  4,258,590
    2003                                                   4,598,294
    2004                                                   5,465,568
    2005                                                  17,094,662
    2006                                                   6,295,627
    Thereafter                                           735,932,527
    ----------------------------------------------------------------------------
                                                        $773,645,268
    ----------------------------------------------------------------------------

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
================================================================================

  B Credit Facility -- Belcrest Capital has obtained a $1,150,000,000 credit facility (the Credit Facility), which includes the ability for Belcrest Capital to utilize letters of credit, with a term of seven years from Merrill Lynch International Bank Limited (MLIB). Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA, Bel Alliance, Bel Apartment, Bel Communities and Casco. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum and fees on letters of credit are charged at a rate of 0.45% per annum. Belcrest Capital may borrow for interest periods of one month to five years. In addition, Belcrest Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At December 31, 2001, amounts outstanding under the Credit Facility totaled $884,350,000. At December 31, 2001, two letters of credit aggregating $3,005,455 are outstanding and were issued as a substitute for funding certain mortgage escrow accounts required by the lenders of Bel Apartment and Bel Communities. The letters of credit expire during 2002 and automatically extend for successive one year periods, not to extend beyond November 24, 2005.

9    MANAGEMENT FEES AND OTHER TRANSACTIONS WITH AFFILIATES
--------------------------------------------------------------------------------
     Belcrest Capital and the Portfolio have engaged BMR as Investment Adviser. Under the terms of the advisory agreement with the Portfolio, BMR receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2001, the advisory fee applicable to the Portfolio was 0.43% of average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $42,233,575 of which $15,466,651 was allocated to Belcrest Capital for the year ended December 31, 2001. In addition, Belcrest Capital pays BMR a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belcrest Capital, reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of Belcrest Capital's investment in Belvedere Capital. The term gross assets is defined to include the value of all assets of Belcrest Capital, other than Belcrest Capital's investment in BRC, minus the sum of Belcrest Capital's liabilities, other than the principal amount of money borrowed. BRC pays BMR a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of BRC (which consist of all assets of BRC minus the sum of BRC's liabilities other than the principal amount of money borrowed). For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC. For the year ended December 31, 2001, the advisory and administrative fee plus the management fee accrued or paid to BMR by Belcrest Capital and BRC, totaled $14,525,413.

     EVM and BMR do not receive separate compensation for serving as Manager of Belcrest Capital and Manager of Belvedere Capital, respectively.

     As compensation for its services as placement agent, Belcrest Capital pays EVD a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of Belcrest Capital. For the year ended December 31, 2001, Belcrest Capital's distribution fees paid or accrued to EVD totaled $3,389,822. BMR has agreed to waive a portion of the monthly advisory and administrative fee payable by Belcrest Capital to the extent that such fee, together with the management fee to BMR and the monthly distribution fee to EVD, exceeds an annual rate of 0.60% of the average daily gross assets of Belcrest Capital (as defined above), reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of Belcrest Capital's investment in Belvedere Capital. For the year ended December 31, 2001, BMR has waived $3,389,822 of the advisory and administrative fee of Belcrest Capital.

     Pursuant to a servicing agreement between Belvedere Capital and EVD, Belvedere Capital pays a servicing fee to EVD for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $14,628,710 for the year ended December 31, 2001, of which $5,349,210 was allocated to Belcrest Capital. Pursuant to a servicing agreement between Belcrest Capital and EVD, Belcrest Capital pays a servicing fee to EVD on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital. For the year ended December 31, 2001, the servicing fee paid directly by Belcrest Capital totaled $1,455,204. All amounts allocated to and incurred by Belcrest Capital, for the year ended December 31, 2001, were paid to subagents.

     Management  services  for  the  real  property  held by Bel  Alliance,  Bel
     Apartment, Bel Communities, Casco and Monadnock are provided by an affiliate of each respective entity's Minority Shareholder (see Note 1B). Each management agreement provides for a management fee and allows for reimbursement of payroll and other direct expenses incurred by the managers in conjunction with managing each respective entity's properties (see Note
     1B). For the year ended December 31, 2001, BRC's controlled subsidiaries paid or accrued property management fees of $6,432,864.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2001
================================================================================
INDEPENDENT AUDITORS' REPORT
================================================================================

TO THE SHAREHOLDERS
OF BELCREST CAPITAL FUND LLC AND SUBSIDIARIES:
--------------------------------------------------------------------------------
     We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated portfolio of investments, of Belcrest Capital Fund LLC and subsidiaries (collectively, the Fund) as of December 31, 2001, and the related consolidated statements of operations and cash flows for the year then ended, the consolidated statement of changes in net assets for each of the two years in the period then ended, and financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2001 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2001, the results of its operations and its cash flows for the year then ended and the changes in its net assets for each of the two years in the period then ended and financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 1, 2002

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS
================================================================================
COMMON STOCKS -- 97.6%

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

AEROSPACE AND DEFENSE -- 1.5%
--------------------------------------------------------------------------------
Boeing Company (The)                            361,794    $    14,030,371
Boeing Company (The)(1)(2)                      250,000          9,689,547
Boeing Company (The)(1)(2)                      200,000          7,752,122
General Dynamics Corp.                        1,505,000        119,858,200
Honeywell International, Inc.                   292,998          9,909,192
Northrop Grumman Corp.                          833,164         83,991,263
Raytheon Co., Class B                           313,564         10,181,423
Rockwell Collins, Inc.                          203,032          3,959,124
United Technologies Corp.                       291,354         18,830,209
--------------------------------------------------------------------------------
                                                           $   278,201,451
--------------------------------------------------------------------------------

AIR FREIGHT AND COURIERS -- 1.5%
--------------------------------------------------------------------------------
FedEx Corp.(3)                                1,631,578    $    84,646,267
Fedex Corp.(1)(2)(3)                             75,000          3,887,141
United Parcel Service, Inc., Class B          3,295,388        179,598,646
--------------------------------------------------------------------------------
                                                           $   268,132,054
--------------------------------------------------------------------------------

AIRLINES -- 0.0%
--------------------------------------------------------------------------------

SOUTHWEST AIRLINES CO.                           52,000    $       960,960
--------------------------------------------------------------------------------
                                                           $       960,960
--------------------------------------------------------------------------------

AUTO COMPONENTS -- 0.2%
--------------------------------------------------------------------------------
Aftermarket Technology Corp.(3)                  46,000    $       745,200
Arvinmeritor, Inc.                               53,849          1,057,594
Borg-Warner Automotive, Inc.                    230,270         12,031,607
Dana Corp.                                       46,137            640,382
Delphi Automotive Systems                         6,128             83,708
Federal Signal Corp.                            283,471          6,312,899
Johnson Controls                                240,591         19,427,723
TRW, Inc.                                         2,000             74,080
Visteon Corp.                                    15,135            227,630
--------------------------------------------------------------------------------
                                                           $    40,600,823
--------------------------------------------------------------------------------

AUTOMOBILES -- 0.1%
--------------------------------------------------------------------------------
DaimlerChrysler                                  19,952    $       831,400
Ford Motor Co.                                  179,556          2,822,620
General Motors Corp.                             13,596            660,766
Harley-Davidson, Inc.                           114,700          6,229,357

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

AUTOMOBILES (continued)
--------------------------------------------------------------------------------
HONDA MOTOR CO. LTD. ADR                          5,000    $       407,550
--------------------------------------------------------------------------------
                                                           $    10,951,693
--------------------------------------------------------------------------------

BANKS -- 7.0%
--------------------------------------------------------------------------------
AmSouth Bancorporation                        1,251,949    $    23,661,836
Associated Banc-Corp.                           624,922         22,053,497
Bank of America Corp.                         1,717,799        108,135,447
Bank of Granite Corp.                            22,500            444,825
Bank of Montreal                                273,104          6,207,654
Bank of New York Co., Inc. (The)                477,978         19,501,502
Bank One Corp.                                1,251,649         48,876,893
Banknorth Group, Inc.                            65,720          1,480,014
BB&T Corp.                                    1,016,764         36,715,348
Charter One Financial, Inc.                     544,901         14,794,062
City National Corp.                             130,000          6,090,500
Colonial Bancgroup, Inc. (The)                  396,090          5,580,908
Comerica, Inc.                                  222,464         12,747,187
Commerce Bancshares, Inc.                       206,545          8,053,190
Community First Bancshares, Inc.                418,000         10,738,420
Compass Bancshares, Inc.                        306,668          8,678,704
Credit Suisse Group                              55,136          2,352,292
Fifth Third Bancorp                             772,018         47,347,864
Fifth Third Bancorp(1)(2)                        81,626          5,001,158
First Citizens BancShares, Inc.                  65,900          6,441,725
First Financial Bancorp.                         51,122            902,303
First Midwest Bancorp, Inc.                     573,661         16,745,165
First Midwest Bancorp, Inc.(1)(2)                65,612          1,914,017
First Midwest Bancorp, Inc.(1)(2)               176,056          5,133,978
First Tennessee National Corp.                   30,912          1,120,869
FleetBoston Financial Corp.                     631,350         23,044,275
Golden West Financial Corp.                     121,800          7,167,930
GreenPoint Financial Corp.                      120,983          4,325,142
Greenpoint Financial Corp.(1)(2)                200,000          7,145,531
GreenPoint Financial Corp.(1)(2)                300,000         10,717,627
Hibernia Corp., Class A                         165,893          2,951,236
Huntington Bancshares, Inc.                     518,842          8,918,894
Investors Financial Services Corp.              205,701         13,619,463
Investors Financial Services Corp.(1)(2)         32,000          2,117,396
Keycorp                                         552,835         13,456,004
M&T Bank Corp.                                   33,977          2,475,224
Marshall and Ilsley Corp.                        92,887          5,877,889
Mellon Financial Corp.                          206,912          7,784,029

                        See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

BANKS (continued)
--------------------------------------------------------------------------------
Mellon Financial Corp.(1)(2)                     15,000      $     564,018
National City Corp.                             567,618         16,597,150
National Commerce Financial Corp.             1,113,055         28,160,291
Northern Trust Corp.                          1,451,188         87,390,541
Pacific Century Financial Corp.                  49,425          1,279,613
PNC Financial Services Group, Inc.              171,634          9,645,831
Popular, Inc.                                       716             20,821
Regions Financial Corp.                       1,375,042         41,168,757
Royal Bank of Canada                            368,444         12,000,221
Royal Bank of Scotland Group PLC                 52,322          1,271,994
Royal Bank of Scotland Group PLC
(A.V.S.)(3)                                      50,837             58,210
S&T Bancorp, Inc.                               100,000          2,428,000
Societe Generale, Class A                       809,647         45,298,997
SouthTrust Corp.                                332,978          8,214,567
Southwest Bancorporation of Texas,
Inc.(3)                                         215,601          6,526,242
Southwest Bancorporation of Texas,
Inc.(1)(2)(3)                                   600,000         18,150,649
Sovereign Bancorporation, Inc.                  442,584          5,417,228
SunTrust Banks, Inc.                            311,574         19,535,690
Synovus Financial                             1,002,233         25,105,937
TCF Financial Corp.                             512,000         24,565,760
U.S. Bancorp                                  4,083,706         85,471,967
Union Planters Corp.                            408,979         18,457,222
Valley National Bancorp.                        323,780         10,668,551
Wachovia Corp.                                1,497,451         46,960,063
Washington Mutual, Inc.                       2,327,799         76,119,027
Wells Fargo & Co.                             2,972,457        129,153,257
Westamerica Bancorporation                      266,506         10,545,642
Whitney Holding Corp.                           245,252         10,754,300
Zions Bancorporation                            227,671         11,970,941
--------------------------------------------------------------------------------
                                                            $1,283,821,485
--------------------------------------------------------------------------------

BEVERAGES -- 3.0%
--------------------------------------------------------------------------------
Anheuser-Busch Cos., Inc.                     2,291,559     $  103,601,382
Coca-Cola Company (The)                       3,068,681        144,688,309
Coca-Cola Enterprises, Inc.                     384,724          7,286,673
Panamerican Beverages, Inc., Class A             80,000          1,188,800
PepsiCo, Inc.                                 6,033,757        293,783,628
--------------------------------------------------------------------------------
                                                            $  550,548,792
--------------------------------------------------------------------------------

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

BIOTECHNOLOGY -- 2.1%
--------------------------------------------------------------------------------
Amgen, Inc.(3)                                3,822,612     $  215,748,221
Celera Genomics Group - Applera Corp.(3)         47,100          1,257,099
Genzyme Corp.(3)                              1,616,207         96,746,151
Genzyme Corp.(1)(2)(3)                            9,605            574,385
Genzyme Corporation - Genzyme Biosurgery
Division(3)                                      86,784            460,823
Gilead Sciences, Inc.(3)                         38,745          2,546,321
Incyte Genomics, Inc.(3)                      1,145,302         22,264,671
Invitrogen Corp.(3)                              37,645          2,331,355
Sepracor, Inc.(3)                               884,000         50,441,040
Vertex Pharmaceuticals, Inc.(3)                  83,000          2,040,970
--------------------------------------------------------------------------------
                                                            $  394,411,036
--------------------------------------------------------------------------------

BUILDING PRODUCTS -- 0.6%
--------------------------------------------------------------------------------
American Standard Companies, Inc.(3)            258,251     $   17,620,466
American Standard Companies,
Inc.(1)(2)(3)                                    63,436          4,327,833
Masco Corp.                                   3,506,516         85,909,642
--------------------------------------------------------------------------------
                                                            $  107,857,941
--------------------------------------------------------------------------------

CHEMICALS -- 1.7%
--------------------------------------------------------------------------------
Airgas, Inc.(3)                                 536,219     $    8,107,631
Arch Chemicals, Inc.                              4,950            114,840
Bayer AG ADR                                     40,000          1,271,448
Dow Chemical Co. (The)                          183,245          6,190,016
DuPont (E.I.) de Nemours & Co.                1,173,241         49,874,475
Eastman Chemical Co.                                148              5,775
Ecolab, Inc.                                  2,064,867         83,110,897
International Flavors & Fragrances, Inc.        148,101          4,400,081
MacDermid, Inc.                                  61,937          1,049,832
Monsanto Co.                                  2,990,100        101,065,380
Olin Corp.                                        9,900            159,786
PPG Industries, Inc.                             23,542          1,217,592
RPM, Inc.                                       470,138          6,798,195
Sigma Aldrich Corp.                             615,000         24,237,150
Solutia, Inc.                                    99,629          1,396,799
Syngenta AG ADR(3)                               10,030            106,318
Valspar Corp.                                   768,316         30,425,314
--------------------------------------------------------------------------------
                                                            $  319,531,529
--------------------------------------------------------------------------------

                        See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

COMMERCIAL SERVICES AND SUPPLIES -- 5.1%
--------------------------------------------------------------------------------
Allied Waste Industries, Inc.(3)              1,675,000     $   23,550,500
Apollo Group, Inc.(3)                             5,066            228,021
Arbitron, Inc.(3)                                36,200          1,236,230
Automatic Data Processing, Inc.               3,247,523        191,279,105
Avery Dennison Corp.                          1,432,004         80,951,186
Banta Corp.                                      42,341          1,249,906
BISYS Group, Inc. (The)(3)                      107,746          6,894,667
BISYS Group, Inc. (The)(1)(2)(3)                 12,500            799,472
BISYS Group, Inc. (The)(1)(2)(3)                 20,000          1,279,032
Block (H&R), Inc.                               732,354         32,736,224
Bowne & Co., Inc.                               172,640          2,209,792
Cendant Corp.(3)                                192,150          3,768,061
Century Business Services, Inc.(3)              400,000            920,000
Ceridian Corp.(3)                               181,858          3,409,837
Certegy Inc.(3)                                  42,862          1,466,738
Cintas Corp.                                  1,410,561         67,706,928
Concord EFS, Inc.(3)                            551,454         18,076,662
Consolidated Graphics, Inc.(3)                   70,215          1,351,639
CSG Systems International, Inc.(3)               41,116          1,663,142
Deluxe Corp.                                     80,675          3,354,466
Donnelley (R.R.) & Sons Co.                     200,521          5,953,468
DST Systems, Inc.(3)                          2,017,634        100,579,055
eFunds Corp.(3)                                  44,484            611,655
Equifax, Inc.                                    85,724          2,070,235
First Data Corp.                              2,227,384        174,738,275
Harland (John H.) Co.                            51,540          1,139,034
HON Industries, Inc.                          1,270,418         35,127,058
Imagistics International Inc.(3)                  6,222             76,842
IMS Health, Inc.                                498,012          9,716,214
Manpower, Inc.                                  112,000          3,775,520
Miller (Herman), Inc.                           577,903         13,673,185
Navigant Consulting, Inc.(3)                    496,795          2,732,372
Navigant International, Inc.(3)                  59,630            682,763
Newpark Resources, Inc.(3)                       96,537            762,642
Paychex, Inc.                                   929,490         32,392,727
Pitney Bowes, Inc.                               77,782          2,925,381
ProQuest Company(3)                             115,000          3,899,650
ServiceMaster Co.                               704,262          9,718,816
Spherion Corp.(3)                                90,000            878,400
Staff Leasing, Inc.                              78,125            198,437
Steelcase, Inc., Class A                        123,000          1,810,560
Sylvan Learning Systems, Inc.(3)                815,396         17,995,790

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

COMMERCIAL SERVICES AND SUPPLIES (continued)
--------------------------------------------------------------------------------
Valassis Communications, Inc.(3)                775,000     $   27,605,500
Viad Corp.                                       40,314            954,636
Waste Management, Inc.                        1,399,736         44,665,576
Workflow Management, Inc.(3)                     79,507            379,248
--------------------------------------------------------------------------------
                                                            $  939,194,647
--------------------------------------------------------------------------------
COMMUNICATIONS EQUIPMENT -- 1.5%
--------------------------------------------------------------------------------
3Com Corp.(3)                                   873,949          5,575,795
ADC Telecommunications, Inc.(3)                 937,781          4,313,793
Advanced Fibre Communication, Inc.(3)            15,000            265,050
Alcatel S.A. ADR                                 43,728            723,698
Avaya, Inc.(3)                                   68,903            837,171
CIENA Corp.(3)                                  702,026         10,045,992
Cisco Systems, Inc.(3)                        5,430,799         98,351,770
Comverse Technology, Inc.(3)                    386,378          8,643,276
Corning, Inc.                                   705,943          6,297,012
Enterasys Networks, Inc.(3)                     989,660          8,758,491
JDS Uniphase Corp.(3)                           266,080          2,309,574
Lucent Technologies, Inc.                       954,951          6,006,642
Marconi PLC                                      23,088             14,015
McData Corp., Class A(3)                         23,016            563,892
Motorola, Inc.                                  551,445          8,282,704
Nokia Corp., Class A, ADR                     2,881,697         70,688,027
Nortel Networks Corp.                         2,131,110         15,983,325
Qualcomm, Inc.(3)                               344,112         17,377,656
Riverstone Networks, Inc.(3)                     46,005            763,683
Telefonaktiebolaget LM Ericsson, Class B
ADR                                           1,816,000          9,479,520
Tellabs, Inc.(3)                                338,790          5,068,298
--------------------------------------------------------------------------------
                                                            $  280,349,384
--------------------------------------------------------------------------------
COMPUTERS AND PERIPHERALS -- 3.2%
--------------------------------------------------------------------------------
Compaq Computer Corp.                            82,245     $      802,711
Dell Computer Corp.(3)                        3,630,589         98,679,409
EMC Corp.(3)                                  1,075,543         14,455,298
Gateway, Inc.(3)                              1,149,407          9,241,232
Hewlett-Packard Co.                           1,991,489         40,905,184
International Business Machines Corp.         1,039,334        125,717,841
Lexmark International, Inc.(3)                4,536,940        267,679,460
Network Appliance, Inc.(3)                      488,000         10,672,560
Palm, Inc.(3)                                 1,304,605          5,061,867


                       See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

COMPUTERS AND PERIPHERALS (continued)
--------------------------------------------------------------------------------
SUN MICROSYSTEMS, INC.(3)                       537,670     $    6,613,341
--------------------------------------------------------------------------------
                                                            $  579,828,903
--------------------------------------------------------------------------------
CONSTRUCTION AND ENGINEERING -- 0.1%
--------------------------------------------------------------------------------
Dycom Industries(3)                             160,464     $    2,681,353
Jacobs Engineering Group, Inc.(3)               176,233         11,631,378
Salient 3 Communications, Inc., Class A          78,125             76,953
--------------------------------------------------------------------------------
                                                            $   14,389,684
--------------------------------------------------------------------------------
CONSTRUCTION MATERIALS -- 0.1%
--------------------------------------------------------------------------------
CRH PLC                                         329,450     $    5,806,873
Vulcan Materials Co.                            136,109          6,525,065
--------------------------------------------------------------------------------
                                                            $   12,331,938
--------------------------------------------------------------------------------
CONTAINERS AND PACKAGING -- 0.1%
--------------------------------------------------------------------------------
Bemis Co., Inc.                                 141,000     $    6,934,380
Caraustar Industries, Inc.                      264,862          1,835,494
Sealed Air Corp.(3)                             174,914          7,139,989
Sonoco Products Co.                             160,690          4,271,140
Temple Inland, Inc.                              12,632            716,613
--------------------------------------------------------------------------------
                                                            $   20,897,616
--------------------------------------------------------------------------------
DISTRIBUTORS -- 0.0%
--------------------------------------------------------------------------------
MSC Industrial Direct Co.(3)                      5,000     $       98,750
--------------------------------------------------------------------------------
                                                            $       98,750
--------------------------------------------------------------------------------
DIVERSIFIED FINANCIALS -- 5.7%
--------------------------------------------------------------------------------
Affiliated Managers Group, Inc.(3)               13,680     $      964,166
American Express Co.                            969,588         34,604,596
ANC Rental Corp.(1)(3)                          689,786              6,898
Capital One Financial Corp.                     836,371         45,122,215
Citigroup                                     3,970,061        200,408,679
E*Trade Group, Inc.(3)                          288,290          2,954,972
Fannie Mae                                    1,006,357         80,005,381
Federated Investors, Inc.                     1,634,947         52,122,110
Finova Group, Inc.(3)                           175,587            107,108
FirstPlus Financial Group, Inc.(3)              120,000              9,600
Franklin Resources, Inc.                      1,896,536         66,890,825
Freddie Mac                                     498,106         32,576,132
Freddie Mac(1)(2)                                20,000          1,307,346

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

DIVERSIFIED FINANCIALS (continued)
--------------------------------------------------------------------------------
Goldman Sachs Group, Inc.                         9,627     $      892,904
Household International, Inc.                 1,603,743         92,920,869
ING Groep NV ADR                                210,570          5,359,007
J.P. Morgan Chase & Co.                         421,490         15,321,162
Knight Trading Group, Inc.(3)                 1,750,000         19,285,000
Legg Mason, Inc.                                217,641         10,877,697
MBNA Corp.                                      131,157          4,616,726
MBNA Corp.(1)(2)                                113,797          3,998,444
Merrill Lynch & Co., Inc.(1)(2)                 150,000          7,812,625
Merrill Lynch & Co., Inc.                     1,676,195         87,363,283
Morgan Stanley Dean Witter & Co.              3,015,769        168,702,118
Nuveen (John) Co. (The), Class A                 75,000          4,011,000
Providian Financial Corp.                       893,096          3,170,491
Raymond James Financial, Inc.(1)(2)              70,000          2,481,924
Schwab (Charles) Corp.                          699,540         10,821,884
Schwab (Charles) Corp.(1)(2)                    133,650          2,063,844
State Street Corp.                              328,000         17,138,000
Stilwell Financial, Inc.                         95,458          2,598,367
T. Rowe Price Group, Inc.                       137,827          4,786,732
Ubs AG-Registered Foreign(3)                      9,183            459,150
USA Education, Inc.                             601,539         50,541,307
Waddell & Reed Financial, Inc., Class A         150,751          4,854,182
--------------------------------------------------------------------------------
                                                            $1,037,156,744
--------------------------------------------------------------------------------
DIVERSIFIED TELECOMMUNICATION -- 2.6%
--------------------------------------------------------------------------------
Alltel Corp.                                  1,375,801     $   84,928,196
American Tower Corp., Class A(3)                 93,218            882,774
AT&T Corp.                                    1,181,497         21,432,356
BellSouth Corp.                               1,439,465         54,915,590
Broadwing, Inc.(3)                              764,587          7,263,577
Citizens Communications Co.(3)                   59,563            634,942
Deutsche Telekom AG ADR(3)                    1,616,197         27,313,734
Global Crossing Ltd.(3)                         124,289            104,403
ITC Deltacom, Inc.(3)                         1,118,041            972,696
McLeodUSA, Inc.(3)                            1,608,292            595,068
NTL, Inc.(3)                                    400,390            376,367
PTEK Holdings, Inc.(3)                           28,000             95,200
Qwest Communications International(3)            81,903          1,157,289
RSL Communications Ltd.(3)                      747,161              5,230
SBC Communications, Inc.                      4,236,990        165,962,898
Sprint Corp.                                  2,656,796         53,348,464
Talk America Holdings, Inc.(3)                  247,376            101,424


                       See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

DIVERSIFIED TELECOMMUNICATION (continued)
--------------------------------------------------------------------------------
Telecom Corp. of New Zealand Ltd. ADR             8,000     $      134,000
Verizon Communications, Inc.                    197,052          9,352,088
Williams Communications Group, Inc.(3)            4,086              9,602
Winstar Communications, Inc.(3)                  17,136                296
Worldcom, Inc. - MCI Group(3)                   105,035          1,333,945
WorldCom, Inc. - Worldcom Group(3)            2,799,665         39,419,283
--------------------------------------------------------------------------------
                                                            $  470,339,422
--------------------------------------------------------------------------------

ELECTRIC UTILITIES -- 0.3%
--------------------------------------------------------------------------------
AES Corp.(3)                                     69,254     $    1,132,303
Ameren Corp.                                      5,000            211,500
American Electric Power, Inc.                       960             41,789
Dominion Resources, Inc.                        210,464         12,648,886
Duke Energy Corp.                                 9,234            362,527
Exelon Corp.                                    500,000         23,940,000
P G & E Corp.(3)                                 47,705            917,844
Teco Energy, Inc.                                40,000          1,049,600
TXU Corp.                                       250,196         11,796,741
Wisconsin Energy Corp.                            9,576            216,035
--------------------------------------------------------------------------------
                                                            $   52,317,225
--------------------------------------------------------------------------------

ELECTRICAL EQUIPMENT -- 0.3%
--------------------------------------------------------------------------------
American Power Conversion Corp.(3)              436,671     $    6,314,263
Baldor Electric Co.                             149,060          3,115,354
Emerson Electric Co.                            522,858         29,855,192
Energizer Holdings, Inc.(3)                      92,626          1,764,525
Molex, Inc., Class A                            112,582          3,045,343
Rockwell International Corp.                    203,032          3,626,152
Tecumseh Products Co., Class A                  156,420          7,919,545
Thomas and Betts Corp.                          132,863          2,810,052
--------------------------------------------------------------------------------
                                                            $   58,450,426
--------------------------------------------------------------------------------
ELECTRONIC EQUIPMENT - INSTRUMENTS -- 0.8%
--------------------------------------------------------------------------------
Agilent Technologies, Inc.(3)                   517,438     $   14,752,157
Arrow Electronics, Inc.(3)                        8,750            261,625
Flextronics International Ltd.(3)               204,816          4,913,536
Jabil Circuit, Inc.(3)                        2,127,971         48,347,501
Millipore Corp.                                 101,440          6,157,408
PerkinElmer, Inc.                               300,081         10,508,837
Plexus Corp.(3)                                 132,189          3,510,940
Plexus Corp.(1)(2)(3)                            77,757          2,063,935

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

ELECTRONIC EQUIPMENT - INSTRUMENTS (continued)
--------------------------------------------------------------------------------
Sanmina-SCI Corp.(3)                          1,186,972     $   23,620,743
Solectron Corp.(3)                            1,818,848         20,516,605
Teledyne Technologies, Inc.(3)                    6,117             99,646
Waters Corp.(3)                                 198,320          7,684,900
X-Rite, Inc.                                    428,000          3,642,280
--------------------------------------------------------------------------------
                                                            $  146,080,113
--------------------------------------------------------------------------------

ENERGY EQUIPMENT AND SERVICES -- 1.1%
--------------------------------------------------------------------------------
Baker Hughes, Inc.                              977,604     $   35,653,218
Core Laboratories NV(3)                         205,000          2,874,100
Grant Prideco, Inc.(3)                          163,681          1,882,332
Halliburton Co.                                 504,383          6,607,417
Nabors Industries, Inc.(3)                      572,000         19,636,760
National-Oilwell, Inc.(3)                       641,199         13,215,111
National-Oilwell, Inc.(1)(2)(3)                  45,730            941,965
Noble Drilling, Inc.(3)                         170,000          5,786,800
Patterson-UTI Energy, Inc.(3)                   200,000          4,662,000
Schlumberger Ltd.                             1,455,913         80,002,419
Smith International, Inc.(3)                     70,000          3,753,400
Transocean Sedco Forex, Inc.                     73,657          2,491,080
Weatherford International(3)                    663,681         24,728,754
--------------------------------------------------------------------------------
                                                            $  202,235,356
--------------------------------------------------------------------------------

FOOD AND DRUG RETAILING -- 1.9%
--------------------------------------------------------------------------------
Albertson's, Inc.                             1,049,367     $   33,044,567
Casey's General Stores, Inc.                     91,201          1,358,895
CVS Corp.                                       961,153         28,450,129
Kroger Co. (The)(3)                           1,066,630         22,260,568
Safeway, Inc.(3)                              1,992,734         83,196,645
Sysco Corp.                                   5,842,567        153,192,107
Sysco Corp.(1)(2)                                44,744          1,172,528
Walgreen Co.                                    643,194         21,649,910
Winn-Dixie Stores, Inc.                         506,616          7,219,278
--------------------------------------------------------------------------------
                                                            $  351,544,627
--------------------------------------------------------------------------------

FOOD PRODUCTS -- 2.3%
--------------------------------------------------------------------------------
Archer-Daniels-Midland Co.                      234,652     $    3,367,256
Campbell Soup Co.                             1,243,047         37,129,814
Conagra Foods, Inc.                           1,544,015         36,701,237
Dean Foods Co.(3)                               128,072          8,734,510
Flowers Foods, Inc.(3)                           98,255          3,922,340


                       See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

FOOD PRODUCTS (continued)
--------------------------------------------------------------------------------
General Mills, Inc.                             254,545     $   13,238,885
Heinz (H.J.) Co.                                191,876          7,889,941
Hershey Foods Corp.                             744,421         50,397,302
Kellogg Co.                                     101,647          3,059,575
Kraft Foods, Inc.(3)                            387,000         13,169,610
McCormick & Co., Inc.                           458,870         19,258,774
Riviana Foods, Inc.                             250,000          4,437,500
Sara Lee Corp.                                3,092,508         68,746,453
Smithfield Foods, Inc.(3)                     4,207,530         92,733,961
Tyson Foods, Inc.                               405,548          4,684,079
Unilever ADR                                    400,000         23,044,000
Wrigley (Wm.) Jr. Co.                           441,026         22,655,506
--------------------------------------------------------------------------------
                                                            $  413,170,743
--------------------------------------------------------------------------------

GAS UTILITIES -- 0.6%
--------------------------------------------------------------------------------
El Paso Corporation                             175,909     $    7,847,300
Enron Corp.                                      17,000             10,200
Kinder Morgan, Inc.(1)(2)                       500,000         27,829,337
Kinder Morgan, Inc.                           1,288,072         71,732,730
National Fuel Gas Co.                             4,000             98,800
--------------------------------------------------------------------------------
                                                            $  107,518,367
--------------------------------------------------------------------------------

HEALTH CARE EQUIPMENT AND SUPPLIES -- 2.5%
--------------------------------------------------------------------------------
Applied Biosystems Group - Applera Corp.        444,800     $   17,467,296
Bausch & Lomb, Inc.                             145,054          5,462,734
Baxter International, Inc.                    3,262,710        174,979,137
Becton, Dickinson and Co.                       255,921          8,483,781
Biomet, Inc.                                    334,411         10,333,300
Biomet, Inc.(1)(2)                               76,929          2,374,749
Boston Scientific Corp.(3)                      544,685         13,137,802
Dentsply International, Inc.                     49,550          2,487,410
Edwards Lifesciences Corp.(3)                   295,714          8,170,578
Guidant Corp.(3)                                 54,616          2,719,877
Hillenbrand Industries, Inc.                    647,898         35,809,322
Lumenis Ltd.(3)                                 112,000          2,206,400
Medtronic, Inc.                               3,100,748        158,789,305
St. Jude Medical, Inc.(3)                         5,007            388,794
Steris Corp.(3)                                  56,377          1,030,008
VISX, Inc.(3)                                    50,000            662,500
Zimmer Holdings, Inc.(3)                        244,725          7,473,902
--------------------------------------------------------------------------------
                                                            $  451,976,895
--------------------------------------------------------------------------------

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

HEALTH CARE PROVIDERS AND SERVICES -- 1.9%
--------------------------------------------------------------------------------
Andrx Group(3)                                   93,750     $    6,600,938
Andrx Group(1)(2)(3)                            300,000         21,108,478
Beverly Enterprises, Inc.(3)                    357,143          3,071,430
Cardinal Health, Inc.                         1,727,365        111,691,421
Cardinal Health, Inc.(1)(2)                      36,150          2,336,144
Caremark Rx, Inc.(3)                             17,696            288,622
CIGNA Corp.                                      11,236          1,041,015
Covance, Inc.(3)                                 58,750          1,333,625
Cybear Group(3)                                   2,326                768
FPA Medical Management, Inc.(1)(3)              315,000              3,150
HCA - The Healthcare Company                     53,310          2,054,567
Health Management Associates, Inc.,
Class A(3)                                    1,936,833         35,637,727
HealthSouth Corp.(3)                            314,854          4,666,136
IDX Systems Corp.(3)                             60,000            780,600
LabOne, Inc.(3)                                  53,940            830,676
McKesson HBOC, Inc.                              49,513          1,851,786
Orthodontic Centers of America, Inc.(3)         100,000          3,050,000
Pacificare Health Systems, Inc.,
Class A(3)                                       19,500            312,000
Parexel International Corp.(3)                   35,000            502,250
PhyCor, Inc.(3)                                 312,500             10,938
Quest Diagnostics, Inc.(3)                      481,250         34,510,438
Quintiles Transnational Corp.(3)                417,372          6,698,821
Renal Care Group, Inc.(3)                       371,007         11,909,325
Response Oncology, Inc.(3)                       44,761              2,462
Schein (Henry), Corp.(3)                      1,125,194         41,665,934
Schein (Henry), Corp.(1)(2)(3)                  147,354          5,453,790
Service Corp. International(3)                  145,389            725,491
Stewart Enterprises, Inc.(3)                    114,000            682,860
Sunrise Assisted Living, Inc.(3)                354,000         10,304,940
Synavant, Inc.(3)                                24,900             99,600
Tenet Healthcare Corp.(3)                       302,641         17,771,080
UnitedHealth Group, Inc.                         68,371          4,838,616
Ventiv Health, Inc.(3)                          160,833            588,649
Wellpoint Health Networks, Inc.(3)              200,000         23,370,000
--------------------------------------------------------------------------------
                                                            $  355,794,277
--------------------------------------------------------------------------------
HOTELS, RESTAURANTS AND LEISURE -- 1.2%
--------------------------------------------------------------------------------
Brinker International, Inc.(3)                  582,237     $   17,327,373
Carnival Corp.                                   54,748          1,537,324
Carnival Corp.(1)(2)                            500,000         14,032,980


                       See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

HOTELS, RESTAURANTS AND LEISURE (continued)
--------------------------------------------------------------------------------
CBRL Group, Inc.                                 62,047     $    1,826,664
Evans (Bob) Farms, Inc.                          51,662          1,269,335
International Game Technology(1)(2)(3)          100,000          6,826,585
International Speedway Corp., Class A           118,344          4,627,250
Jack in the Box, Inc.(3)                        500,000         13,770,000
Lone Star Steakhouse and Saloon, Inc.           145,981          2,164,898
Marriott International, Inc., Class A           282,392         11,479,235
McDonald's Corp.                              1,434,823         37,979,765
MGM Mirage, Inc.(3)                             269,445          7,778,877
Outback Steakhouse, Inc.(3)                   1,285,923         44,042,863
Outback Steakhouse, Inc.(1)(2)(3)               325,000         11,123,597
Papa John's International, Inc.(3)              199,997          5,495,918
Royal Caribbean Cruises Ltd.                    500,000          8,100,000
Sonic Corp.(3)                                   71,007          2,556,252
Starbucks Corp.(3)                            1,368,000         26,060,400
Tricon Global Restaurants, Inc.(3)              219,875         10,817,850
--------------------------------------------------------------------------------
                                                            $  228,817,166
--------------------------------------------------------------------------------

HOUSEHOLD DURABLES -- 0.4%
--------------------------------------------------------------------------------
Blyth Industries, Inc.                        1,258,693     $   29,264,612
Department 56, Inc.(3)                          255,162          2,194,393
Fortune Brands, Inc.                             69,838          2,764,886
Helen of Troy Ltd.(3)                            20,000            248,200
Interface, Inc.                                 207,000          1,161,270
Interface, Inc.(1)                               54,608            306,351
Leggett & Platt, Inc.                           878,704         20,210,192
Maytag Corp.                                     27,073            840,075
Newell Rubbermaid, Inc.                         426,562         11,760,314
Snap-On, Inc.                                    51,429          1,731,100
Water Pik Technologies, Inc.(3)                   2,141             18,605
--------------------------------------------------------------------------------
                                                            $   70,499,998
--------------------------------------------------------------------------------

HOUSEHOLD PRODUCTS -- 1.1%
--------------------------------------------------------------------------------
Clorox Co.                                       53,688     $    2,123,360
Colgate-Palmolive Co.                           608,213         35,124,301
Kimberly-Clark Corp.                          1,784,920        106,738,216
Procter & Gamble Co.                            718,761         56,875,558
--------------------------------------------------------------------------------
                                                            $  200,861,435
--------------------------------------------------------------------------------

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

INDUSTRIAL CONGLOMERATES -- 1.9%
--------------------------------------------------------------------------------
General Electric Co.                          5,842,676     $  234,174,454
Minnesota Mining & Manufacturing Co.            196,745         23,257,226
Teleflex, Inc.                                   47,559          2,250,016
Tyco International Ltd.                       1,540,147         90,714,658
--------------------------------------------------------------------------------
                                                            $  350,396,354
--------------------------------------------------------------------------------

INSURANCE -- 6.5%
--------------------------------------------------------------------------------
21st Century Insurance Group                     70,700     $    1,375,115
Aegon, NV ADR                                 2,909,484         77,886,887
Aflac Corp.                                   1,004,964         24,681,916
Allmerica Financial Corp.                         1,500             66,825
Allstate Corp. (The)                             79,921          2,693,338
American International Group, Inc.            5,687,070        451,553,358
AON Corp.                                       725,165         25,757,861
Axa ADR                                         200,000          4,204,000
Berkshire Hathaway, Inc.(3)                         511         38,631,600
Berkshire Hathaway, Inc., Class B(3)             39,512         99,767,800
Chubb Corp.                                     104,451          7,207,119
Commerce Group, Inc.                            120,000          4,522,800
Delphi Financial Group, Inc.                      6,448            214,718
Gallagher (A.J.) and Co.                        993,779         34,275,438
Hartford Financial Services Group               130,205          8,180,780
Jefferson-Pilot Corp.                           121,089          5,602,788
Kansas City Life Insurance Co.                   70,800          2,626,680
Lincoln National Corp.                           26,903          1,306,679
Marsh & McLennan Cos., Inc.                   2,230,877        239,707,734
Mercury General Corp.                             2,000             87,320
MetLife, Inc.                                 1,985,000         62,884,800
MGIC Investment Corp.                           765,000         47,215,800
Old Republic International Corp.                 38,403          1,075,668
Progressive Corp.                               197,650         29,509,145
Protective Life Corp.                            37,271          1,078,250
Radian Group, Inc.                               30,800          1,322,860
Safeco Corp.                                     19,809            617,050
St. Paul Cos., Inc. (The)                       323,841         14,239,289
Torchmark Corp.                                 282,104         11,095,150
UICI(3)                                         100,854          1,361,529
--------------------------------------------------------------------------------
                                                            $1,200,750,297
--------------------------------------------------------------------------------


                       See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001

PORTFOLIO OF INVESTMENTS CONT'D

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

INTERNET AND CATALOG RETAIL -- 0.0%
--------------------------------------------------------------------------------
Land's End Inc.(3)                              130,000     $    6,520,800
School Specialty, Inc.(3)                        66,255          1,515,914
--------------------------------------------------------------------------------
                                                            $    8,036,714
--------------------------------------------------------------------------------

INTERNET SOFTWARE AND SERVICES -- 0.2%
--------------------------------------------------------------------------------
At Home Corp., Series A(3)                      371,895     $        2,157
Check Point Software Technologies
Ltd.(3)                                         343,568         13,704,928
Retek, Inc.(3)                                  554,364         16,558,853
--------------------------------------------------------------------------------
                                                            $   30,265,938
--------------------------------------------------------------------------------

IT CONSULTING AND SERVICES -- 1.6%
--------------------------------------------------------------------------------
Accenture Ltd., Class A(3)                    1,038,000     $   27,942,960
Acxiom Corp.(3)                                 579,019         10,115,462
Affiliated Computer Services, Inc.(3)            20,000          2,122,600
Affiliated Computer Services,
Inc.(1)(2)(3)                                    80,327          8,519,244
Computer Sciences Corp.(3)                    1,890,302         92,586,992
Edwards (J.D.) & Co.(3)                         891,844         14,670,834
Electronic Data Systems Corp.                   157,612         10,804,303
Gartner Group, Inc.(3)                            4,811             56,241
Gartner Group, Inc., Class B(3)                  92,416          1,035,059
Keane, Inc.(3)                                  173,924          3,135,850
Perot Systems Corp., Class A(1)(2)(3)           400,000          8,162,895
Perot Systems Corp.(3)                          347,730          7,100,647
Safeguard Scientifics, Inc.(3)                   26,579             93,027
Sapient Corp.(3)                              2,049,828         15,824,672
SunGard Data Systems, Inc.(3)                 3,430,781         99,252,494
--------------------------------------------------------------------------------
                                                            $  301,423,280
--------------------------------------------------------------------------------

LEISURE EUIPMENT AND PRODUCTS -- 0.0%
--------------------------------------------------------------------------------
Callaway Golf Co.                                35,715     $      683,942
Eastman Kodak Co.                               157,202          4,626,455
Mattel, Inc.                                     22,091            379,965
--------------------------------------------------------------------------------
                                                            $    5,690,362
--------------------------------------------------------------------------------

MACHINERY -- 0.9%
--------------------------------------------------------------------------------
Deere & Co.                                   1,650,000     $   72,039,000
Dionex Corp.(3)                                 362,140          9,238,191
Donaldson Co., Inc.                              40,220          1,562,145
Dover Corp.                                     586,188         21,729,989
Illinois Tool Works, Inc.                       544,318         36,861,215
Nordson Corp.                                   163,978          4,330,659

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

MACHINERY (continued)
--------------------------------------------------------------------------------
Paccar, Inc.                                     12,894     $      846,104
Pall Corp.                                      216,000          5,196,960
Parker-Hannifin Corp.                           159,137          7,305,980
Regal-Beloit Corp.                              265,000          5,777,000
SPX Corp.(3)                                     47,862          6,552,308
Wabtec                                          232,061          2,854,350
--------------------------------------------------------------------------------
                                                            $  174,293,901
--------------------------------------------------------------------------------

MEDIA -- 6.4%
--------------------------------------------------------------------------------
Advo, Inc.(3)                                   670,000     $   28,810,000
AOL Time Warner, Inc.(3)                      2,133,278         68,478,224
Belo (A.H.) Corp.                               542,924         10,179,825
Cablevision Systems New York Group(3)           130,000          6,168,500
Cablevision Systems-Rainbow Media
Group(3)                                         65,000          1,605,500
Catalina Marketing Corp.(3)                      86,297          2,994,506
Clear Channel Communications, Inc.(3)           340,290         17,324,164
Comcast Corp., Class A(3)                     4,199,177        151,170,372
Cox Communications, Inc., Class A(3)          1,508,036         63,201,789
Disney (Walt) Co.                             4,461,891         92,450,382
Dow Jones & Co., Inc.                           376,300         20,594,899
E.W. Scripps Co., Class A                        25,533          1,685,178
Gannett Co., Inc.                               708,627         47,640,993
Gaylord Entertainment Co.(3)                    428,482         10,540,657
General Motors Corp., Class H(3)              1,175,262         18,157,798
Harte-Hanks, Inc.                               128,869          3,630,240
Havas Advertising ADR(3)                      3,142,938         22,786,301
Interpublic Group Cos., Inc.                  1,571,697         46,427,929
Interpublic Group Cos., Inc.(1)(2)               26,126            771,280
Lamar Advertising Co.(3)                        857,818         36,320,014
Liberty Media Corp., Class A(3)               1,478,536         20,699,504
Liberty Media Corp., Class B(3)                  32,876            499,715
MacClatchy Co. (The), Class A                    48,066          2,259,102
McGraw-Hill Companies, Inc. (The)             1,428,164         87,089,441
Meredith Corp.                                  190,000          6,773,500
New York Times Co. (The), Class A               317,259         13,721,452
Omnicom Group, Inc.                           2,324,141        207,661,998
Publicis Groupe SA                              293,650          7,776,865
Reuters Holdings PLC ADR                        270,131         16,205,159
Shaw Communications Inc., Class B                20,000            424,000
TMP Worldwide, Inc.(3)                        1,404,426         60,249,875
Tribune Co.                                      62,327          2,332,900


                       See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

MEDIA (continued)
--------------------------------------------------------------------------------
Univision Communications, Inc.(3)               663,184     $   26,832,425
Viacom, Inc., Class A(3)                         21,774            963,500
Viacom, Inc., Class B(3)                        640,391         28,273,263
Vivendi Universal ADR                           490,725         26,396,098
Washington Post Co. (The), Class B                3,600          1,908,000
Westwood One, Inc.(3)                           122,400          3,678,120
WPP Group PLC                                   488,000          5,392,595
WPP Group PLC ADR                               155,310          8,371,209
--------------------------------------------------------------------------------
                                                            $1,178,447,272
--------------------------------------------------------------------------------

METALS AND MINING -- 0.5%
--------------------------------------------------------------------------------
Alcoa, Inc.                                   1,931,687     $   68,671,473
Allegheny Technologies, Inc.                     21,408            358,584
Nucor Corp.                                     239,966         12,708,599
Phelps Dodge Corp.                               22,194            719,086
Steel Dynamics, Inc.(3)                         311,800          3,619,998
Worthington Industries                          147,466          2,094,017
--------------------------------------------------------------------------------
                                                            $   88,171,757
--------------------------------------------------------------------------------

MULTI - UTILITIES -- 0.1%
--------------------------------------------------------------------------------
Dynegy, Inc.                                    451,500     $   11,513,250
Dynegy, Inc.(1)(2)                               63,525          1,618,893
Williams Cos., Inc. (The)                       222,833          5,686,698
--------------------------------------------------------------------------------
                                                            $   18,818,841
--------------------------------------------------------------------------------

MULTILINE RETAIL -- 2.7%
--------------------------------------------------------------------------------
99 Cents Only Stores(3)                         856,674     $   32,639,279
Costco Wholesale Corporation(3)                  20,435            906,905
Costco Wholesale Corporation(1)(2)(3)            56,823          2,520,071
Dollar General Corp.                            249,983          3,724,747
Dollar Tree Stores, Inc.(3)                   1,217,053         37,619,108
Family Dollar Stores                          2,618,411         78,499,962
Kohl's Corp.(3)                                  49,500          3,486,780
May Department Stores Co. (The)                 569,660         21,066,027
Neiman Marcus Group, Inc. (The),
Class B(3)                                       65,206          1,936,618
Nordstrom, Inc.                                  65,692          1,328,949
Penney (J.C.) Company, Inc.                     837,309         22,523,612
Sears Roebuck & Co.                              15,750            750,330
Target Corporation                            2,753,362        113,025,510
Wal-Mart Stores, Inc.                         2,874,863        165,448,366

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

MULTILINE RETAIL (continued)
--------------------------------------------------------------------------------

WAL-MART STORES, INC.(1)(2)                      40,000     $    2,297,856
--------------------------------------------------------------------------------
                                                            $  487,774,120
--------------------------------------------------------------------------------

OFFICE - ELECTRONICS -- 0.0%
--------------------------------------------------------------------------------
Ikon Office Solutions, Inc.                      99,415     $    1,162,161
Xerox Corp.                                      20,000            208,400
Zebra Technologies Corp.(3)                       6,000            333,060
--------------------------------------------------------------------------------
                                                            $    1,703,621
--------------------------------------------------------------------------------

OIL AND GAS -- 3.6%
--------------------------------------------------------------------------------
Anadarko Petroleum Corp.                      2,961,941     $  168,386,346
Apache Corp.                                    886,372         44,212,250
Ashland, Inc.                                   106,674          4,915,538
BP Amoco PLC ADR                              1,328,827         61,803,744
Burlington Resources, Inc.                      928,629         34,860,733
ChevronTexaco Corp.                             999,818         89,593,691
Devon Energy Corp.                              724,853         28,015,568
Exxon Mobil Corp.                             3,612,103        141,955,648
Kerr - McGee Corp.                              267,327         14,649,520
Murphy Oil Corp.                                 29,700          2,495,988
Newfield Exploration Co.(3)                      60,000          2,130,600
Ocean Energy Inc.                               900,000         17,280,000
Pennzoil-Quaker State Co.                        74,457          1,075,904
Phillips Petroleum Co.                          510,102         30,738,747
Royal Dutch Petroleum Co.                        56,824          2,785,512
Syntroleum Corp.(3)                               2,735             19,419
USX-Marathon Group                              350,000         10,500,000
Valero Energy Corp.                              51,510          1,963,561
--------------------------------------------------------------------------------
                                                            $  657,382,769
--------------------------------------------------------------------------------

PAPER AND FOREST PRODUCTS -- 0.3%
--------------------------------------------------------------------------------
Georgia-Pacific Corp. - G-P Group               647,827     $   17,886,503
International Paper Co.                         219,061          8,839,111
Louisiana Pacific Corp.                          70,750            597,130
Mead Corporation (The)                           38,768          1,197,544
Plum Creek Timber Co., Inc.                     417,984         11,849,846
Westvaco Corp.                                   47,000          1,337,150
Weyerhaeuser Co.                                119,608          6,468,401
Willamette Industries, Inc.                     156,412          8,152,193
--------------------------------------------------------------------------------
                                                            $   56,327,878
--------------------------------------------------------------------------------

                        See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

PERSONAL PRODUCTS -- 0.6%
--------------------------------------------------------------------------------
Avon Products, Inc.                             134,700     $    6,263,550
Gillette Co.                                  1,088,640         36,360,576
Lauder (Estee) Companies, Inc.                2,092,312         67,079,523
--------------------------------------------------------------------------------
                                                            $  109,703,649
--------------------------------------------------------------------------------

PHARMACEUTICAL -- 9.4%
--------------------------------------------------------------------------------
Abbott Laboratories                           4,303,053     $  239,895,205
Allergan, Inc.                                   34,340          2,577,217
American Home Products Corp.                  1,955,001        119,958,861
AstraZeneca PLC ADR                              80,720          3,761,552
Bristol-Myers Squibb Co.                      2,675,910        136,471,410
Elan Corp., PLC ADR(3)                        1,758,536         79,239,632
Forest Laboratories, Inc.(3)                     28,400          2,327,380
GlaxoSmithKline PLC ADR(3)                      630,613         31,417,140
Johnson & Johnson Co.                         5,079,253        300,183,852
King Pharmaceuticals, Inc.(3)                   200,000          8,426,000
King Pharmaceuticals, Inc.(1)(2)(3)           2,085,117         87,785,585
Lilly (Eli) & Co.                             1,216,752         95,563,702
Lilly (Eli) & Co.(1)(2)                          38,250          3,002,090
Merck & Co., Inc.                             1,743,377        102,510,568
Mylan Laboratories                              653,037         24,488,888
Novo Nordisk ADR                                292,277         11,720,308
Pfizer, Inc.                                  5,482,579        218,480,773
Pharmacia Corp.                               3,310,843        141,207,454
Schering-Plough Corp.                         1,395,760         49,982,166
Teva Pharmaceutical Industries Ltd.             300,000         18,489,000
Watson Pharmaceuticals, Inc.(3)               1,241,828         38,980,981
--------------------------------------------------------------------------------
                                                            $1,716,469,764
--------------------------------------------------------------------------------

REAL ESTATE -- 0.2%
--------------------------------------------------------------------------------
Avalonbay Communities, Inc.                      55,000     $    2,602,050
Catellus Development Corp.(3)                   415,722          7,649,285
Equity Office Properties Trust                    2,812             84,585
Jones Lang Lasalle, Inc.(3)                     213,193          3,848,134
Rouse Co. (The)                                 127,700          3,740,333
Trammell Crow Co.(3)                            876,098         10,250,347
Ventas, Inc.                                     25,600            294,400
--------------------------------------------------------------------------------
                                                            $   28,469,134
--------------------------------------------------------------------------------

ROAD AND RAIL -- 0.3%
--------------------------------------------------------------------------------
Burlington Northern Santa Fe Corp.              217,094     $    6,193,692

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

ROAD AND RAIL (continued)
--------------------------------------------------------------------------------
CSX Corp.                                        36,496     $    1,279,185
Florida East Coast Industries, Inc.             122,888          2,844,857
Heartland Express, Inc.(3)                      312,500          8,678,125
Kansas City Southern Industrials,
Inc.(3)                                          15,215            214,988
Norfolk Southern Corp.                              390              7,149
Robinson (C.H.) Worldwide, Inc.               1,231,376         35,605,237
Union Pacific Corp.                              92,156          5,252,892
--------------------------------------------------------------------------------
                                                            $   60,076,125
--------------------------------------------------------------------------------

SEMICONDUCTOR EQUIPMENT AND PRODUCTS -- 3.1%
--------------------------------------------------------------------------------
Alpha Industries, Inc.(3)                        60,075     $    1,309,635
Altera Corp.(3)                                  80,516          1,708,550
Analog Devices, Inc.(3)                       3,063,534        135,990,274
Applied Materials, Inc.(3)                       80,212          3,216,501
Broadcom Corp., Class A(3)                      234,000          9,563,580
Conexant Systems(3)                             317,574          4,560,363
Cypress Semiconductor Corporation(3)            227,742          4,538,898
Intel Corp.(1)(2)                               119,093          3,743,335
Intel Corp.                                   5,791,331        182,137,360
Intel Corp.(1)(2)                               350,000         10,999,932
Intel Corp.(1)(2)                               800,000         25,147,420
Intel Corp.(1)(2)                               500,000         15,705,344
KLA-Tencor Corp.(3)                             101,498          5,030,241
Lam Research Corp.(3)                           151,152          3,509,749
Linear Technologies Corp.                       267,760         10,453,350
LSI Logic Corp.(3)                              132,810          2,095,742
Maxim Integrated Products Co.(3)                274,351         14,406,171
National Semiconductor Corp.(3)                  79,368          2,443,741
SpeedFam-IPEC, Inc.(3)                          221,000            658,580
Teradyne, Inc.(3)                                27,996            843,799
Texas Instruments, Inc.                       4,185,654        117,198,312
Ultratech Stepper, Inc.(3)                      245,129          4,049,531
Xilinx, Inc.(3)                                  68,518          2,675,628
--------------------------------------------------------------------------------
                                                            $  561,986,036
--------------------------------------------------------------------------------

SOFTWARE -- 3.2%
--------------------------------------------------------------------------------
Adobe Systems, Inc.                             231,936     $    7,201,613
Ascential Software Corp.(3)                       6,127             24,814
BMC Software, Inc.(3)                            35,000            572,950
Cadence Design Systems, Inc.(3)                 956,000         20,955,520
Cognos, Inc.(3)                                  77,000          1,925,000


                       See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

SOFTWARE (continued)
--------------------------------------------------------------------------------
Computer Associates International, Inc.         632,395     $   21,811,304
Compuware Corp.(3)                              153,744          1,812,642
Fair, Isaac and Co., Inc.                       358,242         22,576,411
Henry (Jack) & Associates                       201,006          4,389,971
HNC Software, Inc.(3)                           427,794          8,812,556
I2 Technologies, Inc.(3)                        233,752          1,846,641
Intuit, Inc.(3)                               1,557,278         66,620,353
Microsoft Corp.(3)                            4,581,426        303,519,473
National Instruments Corp.(3)                   466,603         17,478,948
Oracle Corp.(3)                               2,178,195         30,080,873
Parametric Technology Corp.(3)                   94,600            738,826
PeopleSoft, Inc.(3)                             478,732         19,245,026
Reynolds & Reynolds, Inc., Class A              451,043         10,937,793
RSA Security, Inc.(3)                            60,000          1,047,600
Siebel Systems, Inc.(3)                       1,396,472         39,073,287
Veritas Software Corp.(3)                        88,142          3,951,406
Wind River Systems, Inc.(3)                     111,410          1,995,353
--------------------------------------------------------------------------------
                                                            $  586,618,360
--------------------------------------------------------------------------------

SPECIALTY RETAIL -- 4.3%
--------------------------------------------------------------------------------
Abercrombie & Fitch Co., Class A(3)              10,900     $      289,177
AutoNation, Inc.(3)                           4,598,727         56,702,304
Best Buy Co., Inc.(3)                           122,407          9,116,873
Burlington Coat Factory Warehouse Corp.         628,228         10,554,230
Circuit City Stores-Circuit City Group          216,000          5,605,200
Gap, Inc. (The)                                  21,812            304,059
Home Depot, Inc. (The)                        5,566,099        283,926,710
Intimate Brands, Inc.                            53,000            787,580
Limited, Inc. (The)                             699,309         10,293,828
Limited, Inc. (The)(1)(2)                        45,139            664,072
Limited, Inc. (The)(1)(2)                       200,000          2,942,160
Lowe's Companies                              5,775,619        268,046,478
Office Depot, Inc.(3)                           283,487          5,255,849
OfficeMax, Inc.(3)                              912,117          4,104,527
Payless Shoesource, Inc.(3)                       7,700            432,355
Pep Boys - Manny, Moe & Jack (The)               97,976          1,680,288
Pier 1 Imports, Inc.                            300,000          5,202,000
RadioShack Corporation                          643,906         19,381,571
Sherwin-Williams Co. (The)                       80,069          2,201,898
Staples, Inc.(3)                              2,192,500         40,999,750
Tiffany and Co.                                  88,000          2,769,360
TJX Companies, Inc. (The)                     1,000,000         39,860,000

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

SPECIALTY RETAIL (continued)
--------------------------------------------------------------------------------

Too, Inc.(3)                                     39,087     $    1,074,893
United Rentals, Inc.(3)                         483,278         10,970,411
--------------------------------------------------------------------------------
                                                            $  783,165,573
--------------------------------------------------------------------------------

TEXTILES AND APPAREL -- 0.0%
--------------------------------------------------------------------------------
Coach, Inc.(3)                                   91,430     $    3,563,941
Unifi, Inc.(3)                                   51,208            371,258
--------------------------------------------------------------------------------
                                                            $    3,935,199
--------------------------------------------------------------------------------

TOBACCO -- 0.1%
--------------------------------------------------------------------------------
Philip Morris Co., Inc.                         482,161     $   22,107,082
UST, Inc.                                           439             15,365
--------------------------------------------------------------------------------
                                                            $   22,122,447
--------------------------------------------------------------------------------
TRADING COMPANIES AND DISTRIBUTORS -- 0.1%
--------------------------------------------------------------------------------
Genuine Parts Co.                               326,715     $   11,990,441
--------------------------------------------------------------------------------
                                                            $   11,990,441
--------------------------------------------------------------------------------

WATER UTILITIES -- 0.0%
--------------------------------------------------------------------------------
American Water Works Co.                         77,310     $    3,227,693
--------------------------------------------------------------------------------
                                                            $    3,227,693
--------------------------------------------------------------------------------

WIRELESS TELECOMMUNICATION SERVICES -- 1.1%
--------------------------------------------------------------------------------
AT&T Wireless Services, Inc.(3)               7,303,000     $  104,944,110
Nextel Communications, Inc., Class A(3)         224,782          2,463,611
Sprint Corp., PCS Group(3)                    3,119,754         76,153,195
Telephone & Data Systems, Inc.                  132,964         11,933,519
Vodafone Group PLC ADR                           40,745          1,046,333
--------------------------------------------------------------------------------
                                                            $  196,540,768
--------------------------------------------------------------------------------
Total Common Stocks
   (identified cost $14,839,179,959)                       $17,892,659,773
--------------------------------------------------------------------------------


CONVERTIBLE PREFERRED STOCKS -- 0.0%

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

GAS UTILITIES -- 0.0%
--------------------------------------------------------------------------------
Enron Corp.(1)(2)                                 3,663    $        59,949
Enron Corp.(1)(2)                                 5,555             90,959


                       See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
PORTFOLIO OF INVESTMENTS CONT'D
================================================================================

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------
GAS UTILITIES (continued)
--------------------------------------------------------------------------------
Enron Corp.(1)(2)                                 1,832    $        29,994
--------------------------------------------------------------------------------
                                                           $       180,902
--------------------------------------------------------------------------------
Total Convertible Preferred Stocks
   (identified cost $16,637,836)                           $       180,902
--------------------------------------------------------------------------------

PREFERRED STOCKS -- 0.0%

SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

BANKS -- 0.0%
--------------------------------------------------------------------------------
Wachovia Corp.(1)(3)                            166,518    $        29,973
--------------------------------------------------------------------------------
                                                           $        29,973
--------------------------------------------------------------------------------
Total Preferred Stocks
   (identified cost $39,407)                               $        29,973
--------------------------------------------------------------------------------

RIGHTS -- 0.0%

 SECURITY                                        SHARES           VALUE
--------------------------------------------------------------------------------

BANKS -- 0.0%
--------------------------------------------------------------------------------
Bank United Litigation Contingent
Payment Rights, Expire 2/14/05(3)               102,072    $        10,207
--------------------------------------------------------------------------------
                                                           $        10,207
--------------------------------------------------------------------------------

COMPUTERS AND BUSINESS EQUIPMENT -- 0.0%
--------------------------------------------------------------------------------
Seagate Technology, Inc. (Tax Refund
Rights)(3)                                      197,392    $             0
--------------------------------------------------------------------------------
                                                           $             0
--------------------------------------------------------------------------------
Total Rights
   (identified cost $50,596)                               $        10,207
--------------------------------------------------------------------------------

COMMERCIAL PAPER -- 2.3%
                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)  VALUE
--------------------------------------------------------------------------------
American General Corp., 1.93%, 1/7/02      $    100,000    $    99,967,833
Barton Capital Corp., 1.79%, 1/9/02              85,000         84,966,189
Delaware Corp., 1.89%, 1/22/02                   49,884         49,829,003
General Electric Capital Corp., 1.78%,
1/2/02                                           14,913         14,912,263
General Electric Capital Corp., 1.87%,
1/9/02                                           50,000         49,979,222

                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)  VALUE
--------------------------------------------------------------------------------
General Electric Capital Corp., 1.92%,
1/7/02                                     $     46,368    $    46,353,162
Household Finance Corp., 1.85%, 1/22/02          28,895         28,863,818
Panasonic Finance America, Inc.,
2.05%, 1/2/02                                    45,243         45,240,423
--------------------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $420,111,913)                       $   420,111,913
--------------------------------------------------------------------------------
Total Investments -- 99.9%
   (identified cost $15,276,019,711)                       $18,312,992,768
--------------------------------------------------------------------------------
Other Assets, Less Liabilities -- 0.1%                     $    22,872,212
--------------------------------------------------------------------------------
Net Assets -- 100.0%                                       $18,335,864,980
--------------------------------------------------------------------------------

 ADR - American Depositary Receipt

 (1) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.

 (2) Security restricted from resale for a period not exceeding two years. At December 31, 2001, the value of these securities totaled $366,043,256 or 2.0% of net assets.

 (3) Non-income producing security.

                       See Notes to Financial Statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001

FINANCIAL STATEMENTS
================================================================================
STATEMENT OF ASSETS AND LIABILITIES
================================================================================
AS OF DECEMBER 31, 2001

ASSETS
--------------------------------------------------------------------------------
Investments, at value (identified cost,
   $15,276,019,711)                       $18,312,992,768
Cash                                              926,215
Receivable for investments sold                 6,078,282
Dividends receivable                           15,975,413
Tax reclaim receivable                             80,636
Other Assets                                      168,677
--------------------------------------------------------------------------------
Total Assets                              $18,336,221,991
--------------------------------------------------------------------------------

LIABILITIES
--------------------------------------------------------------------------------
Payable to affiliate for Trustees' fees   $         7,680
Accrued expenses                                  349,331
--------------------------------------------------------------------------------
Total Liabilities                         $       357,011
--------------------------------------------------------------------------------
Net Assets applicable to investors'
   interest in Portfolio                  $18,335,864,980
--------------------------------------------------------------------------------
SOURCES OF NET ASSETS
--------------------------------------------------------------------------------
Net proceeds from capital contributions
   and withdrawals                        $15,298,891,403
Net unrealized appreciation (computed on
   the basis of identified cost)            3,036,973,577
--------------------------------------------------------------------------------
TOTAL                                     $18,335,864,980
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

For the Year Ended
December 31, 2001

INVESTMENT INCOME
--------------------------------------------------------------------------------
Dividends (net of foreign taxes,
   $1,078,556)                            $   176,692,519
Interest                                       15,674,562
--------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                   $   192,367,081
--------------------------------------------------------------------------------

EXPENSES
--------------------------------------------------------------------------------
Investment adviser fee                    $    76,812,367
Trustees' fees and expenses                        16,773
Custodian fee                                   1,818,767
Legal and accounting services                      95,442
Miscellaneous                                     230,033
--------------------------------------------------------------------------------
TOTAL EXPENSES                            $    78,973,382
--------------------------------------------------------------------------------

Net Investment Income                     $   113,393,699
--------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)
--------------------------------------------------------------------------------
Net realized gain (loss) --
   Investment transactions (identified
      cost basis)                         $  (407,571,786)
   Securities sold short                       47,451,257
   Foreign currency transactions                      229
--------------------------------------------------------------------------------
Net Realized Loss                         $  (360,120,300)
--------------------------------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investments (identified cost basis)    $(1,560,996,614)
   Securities sold short                      (44,213,817)
   Foreign currency                                  (659)
--------------------------------------------------------------------------------
Net Change in Unrealized Appreciation
   (Depreciation)                         $(1,605,211,090)
--------------------------------------------------------------------------------

Net Realized and Unrealized Loss          $(1,965,331,390)
--------------------------------------------------------------------------------

Net Decrease in Net Assets From
   Operations                             $(1,851,937,691)
--------------------------------------------------------------------------------

                        See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
FINANCIAL STATEMENTS CONT'D
================================================================================
STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                       YEAR ENDED         YEAR ENDED
IN NET ASSETS                             DECEMBER 31, 2001  DECEMBER 31, 2000
--------------------------------------------------------------------------------
From operations --
   Net investment income                  $     113,393,699  $     113,922,828
   Net realized gain (loss)                    (360,120,300)       196,962,539
   Net change in unrealized appreciation
      (depreciation)                         (1,605,211,090)       141,360,943
--------------------------------------------------------------------------------
Net increase (decrease) in net assets
   from operations                        $  (1,851,937,691) $     452,246,310
--------------------------------------------------------------------------------
Capital transactions --
   Contributions                          $   3,921,075,957  $   4,816,070,598
   Withdrawals                               (2,118,342,171)    (1,997,896,982)
--------------------------------------------------------------------------------
Net increase in net assets from capital
   transactions                           $   1,802,733,786  $   2,818,173,616
--------------------------------------------------------------------------------

Net increase (decrease) in net assets     $     (49,203,905) $   3,270,419,926
--------------------------------------------------------------------------------

NET ASSETS
--------------------------------------------------------------------------------
At beginning of year                      $  18,385,068,885  $  15,114,648,959
--------------------------------------------------------------------------------
At end of year                            $  18,335,864,980  $  18,385,068,885
--------------------------------------------------------------------------------

                       See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
FINANCIAL STATEMENTS CONT'D
================================================================================
SUPPLEMENTARY DATA

                                            Year Ended December 31,
                                  --------------------------------------------    Period Ended
                                      2001            2000            1999        December 31, 1998(1)
------------------------------------------------------------------------------------------------------------
RATIOS/SUPPLEMENTAL DATA
------------------------------------------------------------------------------------------------------------
Ratios (As a percentage of
   average daily net assets):
   Expenses                              0.45%           0.45%           0.46%                 0.48%(2)
   Net investment income                 0.64%           0.67%           0.72%                 0.72%(2)
Portfolio Turnover                         18%             13%             11%                    3%
Total Return(3)                         (9.67)%            --              --                    --
------------------------------------------------------------------------------------------------------------
Net assets, end of period
   (000's omitted)                $18,335,865     $18,385,069     $15,114,649            $8,704,859
------------------------------------------------------------------------------------------------------------

                                  YEAR ENDED OCTOBER 31,
                                ------------------------------------------------
                                   1998           1997
--------------------------------------------------------------------------------
RATIOS/SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Ratios (As a percentage of
   average daily net assets):
   Expenses                           0.50%          0.56%
   Net investment income              0.78%          0.81%
Portfolio Turnover                      12%            14%
Total Return(3)                         --             --
--------------------------------------------------------------------------------
Net assets, end of period
   (000's omitted)              $6,985,678     $2,871,446
--------------------------------------------------------------------------------


 (1) For the two-month period ended December 31, 1998.
 (2) Annualized.

 (3) Total return is required to be disclosed for fiscal years beginning after December 15, 2000.

                        See notes to financial statements

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
NOTES TO FINANCIAL STATEMENTS
================================================================================

1 SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
     Tax-Managed Growth Portfolio (the Portfolio) is registered under the Investment Company Act of 1940, as amended, as a diversified, open-end management investment company. The Portfolio, which was organized as a trust under the laws of the State of New York on December 1, 1995, seeks to provide long-term after-tax returns by investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. The following is a summary of significant accounting policies consistently followed by the Portfolio in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America.

  A Investment Valuations -- Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are generally valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. Over-the-counter options are normally valued at the mean between the latest bid and asked price. Investments for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

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

  C Futures Contracts -- Upon the entering of a financial futures contract, the Portfolio is required to deposit either in cash or securities an amount (initial margin) equal to a certain percentage of the purchase price indicated in the financial futures contract. Subsequent payments are made or received by the Portfolio (margin maintenance) each day, dependent on daily fluctuations in the value of the underlying security, and are recorded for book purposes as unrealized gains or losses by the Portfolio. The Portfolio's investment in financial futures contracts is designed to hedge against anticipated future changes in the price of current or anticipated portfolio positions. Should prices move unexpectedly, the Portfolio may not achieve the anticipated benefits of the financial futures contracts and may realize a loss.

  D Put Options -- Upon the purchase of a put option by the Portfolio, the premium paid is recorded as an investment, the value of which is marked-to-market daily. When a purchased option expires, the Portfolio will realize a loss in the amount of the cost of the option. When the Portfolio enters into a closing sale transaction, the Portfolio will realize a gain or loss depending on whether the sales proceeds from the closing sale transaction are greater or less than the cost of the option. When the Portfolio exercises a put option, settlement is made in cash. The risk associated with purchasing options is limited to the premium originally paid.

  E Securities Sold Short -- The Portfolio may sell securities it does not own in anticipation of a decline in the market price of the securities or in order to hedge portfolio positions. The Portfolio will generally borrow the security sold in order to make delivery to the buyer. Upon executing the transaction, the Portfolio records the proceeds as deposits with brokers in the Statement of Assets and Liabilities and establishes an offsetting payable for securities sold short for the securities due on settlement. The proceeds are retained by the broker as collateral for the short position. The liability is marked-to-market and the Portfolio is required to pay the lending broker any dividend or interest income earned while the short position is open. A gain or loss is recorded when the security is delivered to the broker. The Portfolio may recognize a loss on the transaction if the market value of the securities sold increases before the securities are delivered.

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
NOTES TO FINANCIAL STATEMENTS CONT'D
================================================================================

  F Other -- Investment transactions are accounted for on the date the securities are purchased or sold. Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

  G Use of Estimates -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2 INVESTMENT ADVISER FEE AND OTHER TRANSACTIONS WITH AFFILIATES
--------------------------------------------------------------------------------
     The  investment  adviser fee is earned by Boston  Management  and  Research
     (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000, and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2001, the adviser fee was 0.43% of the Portfolio's average net assets. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2001, no significant amounts have been deferred.

     Certain officers and Trustees of the Portfolio are officers of the above organizations.

3 INVESTMENT TRANSACTIONS
--------------------------------------------------------------------------------
     For the year ended December 31, 2001, purchases and sales of investments, other than short-term obligations, aggregated $3,145,062,958 and $3,120,025,819, respectively. In addition, investments having an aggregate market value of $359,656,314 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 2001, investors contributed securities with a value of $1,798,445,978.

4 FEDERAL INCOME TAX BASIS OF INVESTMENTS
--------------------------------------------------------------------------------
     The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2001 as computed on a federal income tax basis, were as follows:

    Aggregate cost                            $ 6,190,955,787
    ---------------------------------------------------------

    Gross unrealized appreciation             $12,129,439,542
    Gross unrealized depreciation                  (7,402,561)
    ---------------------------------------------------------
    Net unrealized appreciation               $12,122,036,981
    ---------------------------------------------------------

5 FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
     The Portfolio may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities to assist in managing exposure to various market risks. These financial instruments include written options, forward foreign currency exchange contracts and financial futures contracts and may involve, to a varying degree, elements of risk in excess of the amounts recognized for financial statement purposes.

     The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2001.

6 LINE OF CREDIT
--------------------------------------------------------------------------------

     The Portfolio participates with other portfolios and funds managed by BMR and EVM and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2001
================================================================================
NOTES TO FINANCIAL STATEMENTS CONT'D
================================================================================

     quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2001.

7 RESTRICTED SECURITIES
--------------------------------------------------------------------------------
     At December 31, 2001, the Portfolio owned the following securities (representing 2.0% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

                                              DATE OF
    DESCRIPTION                               ACQUISITION     SHARES       COST           FAIR VALUE
    ------------------------------------------------------------------------------------------------
    Common Stocks
    ------------------------------------------------------------------------------------------------
    Affiliated Computer Services, Inc.           11/29/00       80,327  $   4,523,414  $   8,519,244
    American Standard Companies, Inc.             10/4/01       63,436      3,702,125      4,327,833
    Andrx Group                                  11/29/00      300,000     19,706,250     21,108,478
    Biomet, Inc.                                  7/26/01       76,929      2,504,295      2,374,749
    BISYS Group, Inc. (The)                       7/26/01       12,500        670,125        799,472
    BISYS Group, Inc. (The)                      12/18/01       20,000      1,190,400      1,279,032
    Boeing Company (The)                          9/27/00      250,000     16,531,250      9,689,547
    Boeing Company (The)                          3/14/01      200,000     12,114,000      7,752,122
    Cardinal Health, Inc.                         9/27/00       36,150      2,291,006      2,336,144
    Carnival Corp.                                3/14/01      500,000     14,160,000     14,032,980
    Costco Wholesale Corporation                 11/29/00       56,823      2,003,011      2,520,071
    Dynegy, Inc.                                 11/29/00       63,525      3,112,725      1,618,893
    Fedex Corp.                                   7/26/01       75,000      3,046,500      3,887,141
    Fifth Third Bancorp                           7/26/01       81,626      5,008,571      5,001,158
    First Midwest Bancorp, Inc.                   5/23/01       65,612      1,502,264      1,914,017
    First Midwest Bancorp, Inc.                   7/26/01      176,056      4,436,617      5,133,978
    Freddie Mac                                   3/14/01       20,000      1,252,000      1,307,346
    Genzyme Corp.                                 7/26/01        9,605        500,901        574,385
    GreenPoint Financial Corp.                   11/29/00      300,000      8,793,750     10,717,627
    Greenpoint Financial Corp.                    5/23/01      200,000      7,712,000      7,145,531
    Intel Corp.                                  11/29/00      350,000     14,710,955     10,999,932
    Intel Corp.                                  11/29/00      119,093      5,005,634      3,743,335
    Intel Corp.                                   3/14/01      800,000     23,500,000     25,147,420
    Intel Corp.                                   10/4/01      500,000     10,615,000     15,705,344

                                              DATE OF
    DESCRIPTION                               ACQUISITION     SHARES       COST           FAIR VALUE
    ------------------------------------------------------------------------------------------------
    International Game Technology                 3/14/01      100,000  $   5,227,000  $   6,826,585
    Interpublic Group Cos., Inc.                  6/25/01       26,126      1,001,516        771,280
    Investors Financial Services Corp.            5/23/01       32,000      2,301,120      2,117,396
    Kinder Morgan, Inc.                           9/27/00      500,000     19,687,500     27,829,337
    King Pharmaceuticals, Inc.                   11/29/00    2,085,117     77,703,201     87,785,585
    Lilly (Eli) & Co.                            11/29/00       38,250      3,509,437      3,002,090
    Limited, Inc. (The)                           9/27/00       45,139      1,001,522        664,072
    Limited, Inc. (The)                           5/23/01      200,000      3,382,000      2,942,160
    MBNA Corp.                                   12/18/01      113,797      3,768,957      3,998,444
    Mellon Financial Corp.                        3/14/01       15,000        635,250        564,018
    Merrill Lynch & Co., Inc.                    11/29/00      150,000      9,206,250      7,812,625
    National-Oilwell, Inc.                        9/27/00       45,730      1,349,035        941,965
    Outback Steakhouse, Inc.                     11/29/00      325,000     13,031,250     11,123,597
    Perot Systems Corp., Class A                  5/23/01      400,000      6,172,000      8,162,895
    Plexus Corp.                                  5/23/01       77,757      3,004,530      2,063,935
    Raymond James Financial, Inc.                12/18/01       70,000      2,326,800      2,481,924
    Schein (Henry), Corp.                         3/14/01      147,354      5,010,036      5,453,790
    Schwab (Charles) Corp.                       12/18/01      133,650      2,031,480      2,063,844
    Southwest Bancorporation of Texas, Inc.       5/23/01      600,000     19,296,000     18,150,649
    Sysco Corp.                                   9/27/00       44,744      1,016,528      1,172,528
    Wal-Mart Stores, Inc.                        12/18/01       40,000      2,234,000      2,297,856
    ------------------------------------------------------------------------------------------------
                                                                        $ 351,488,205  $ 365,862,354
    ------------------------------------------------------------------------------------------------

    Convertible Preferred Stocks
    ------------------------------------------------------------------------------------------------
    Enron Corp.                                   3/14/01-
                                                  7/25/01      11,050  $  16,637,836  $     180,902
    ------------------------------------------------------------------------------------------------
                                                                        $  16,637,836  $     180,902
    ------------------------------------------------------------------------------------------------

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2001
================================================================================
INDEPENDENT AUDITORS' REPORT
================================================================================

To the Trustees and Investors
of Tax-managed Growth Portfolio:
--------------------------------------------------------------------------------
We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 2001, and the related statement of operations for the year then ended, the statements of changes in net assets for the two years then ended and the supplementary data for the three years ended December 31, 2001, the two-month period ended December 31, 1998 and for each of the years in the two-year period ended October 31, 1998. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2001 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of the Portfolio as of December 31, 2001, and the results of its operations, the changes in its net assets and its supplementary data for the respective stated periods in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 15, 2002
                                       50

                                    SIGNATURE


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2002.

                                  BELCREST CAPITAL FUND LLC
                                  (Registrant)

                                  By:  EATON VANCE MANAGEMENT,
                                        Its Manager


                                  By: /s/ William M. Steul
                                     ------------------------------
                                      William M. Steul
                                      Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James B. Hawkes                      Principal Executive Officer of Eaton Vance               March 27, 2002
------------------------------------     Management; Sole Director of Eaton Vance, Inc.,
James B. Hawkes                          sole trustee of Eaton Vance Management

/s/ William M. Steul                                                                              March 27, 2002
------------------------------------     Chief Financial Officer of Eaton Vance Management
William M. Steul


                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------

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

4(2) Copy of Seventh Amendment to Loan and Security Agreement dated as of June 29, 2000 and copy of Eighth Amendment thereto dated as of November 27, 2000 and copy of Ninth Amendment thereto dated as of January 4, 2002 filed as Exhibit 4(2) to the Fund's Form 10-K on March 30, 2001 and incorporated herein by reference.

4(3) Copy of Ninth Amendment to Loan and Security Agreement dated as of January 4, 2002 filed herewith.

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

10(2)(a) Copy of Amendment No. 1 to Management Agreement between Belcrest Realty Corporation and Boston Management and Research dated as of December 28, 1999 filed as Exhibit 10(2)(a) to the Fund's Form 10-K on March 30, 2001 and incorporated herein by reference.

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

24             Not applicable and not filed.

99             Form N-SAR of Eaton Vance Tax-Managed  Growth Portfolio (File No.
               811-7409) for its fiscal year ended December 31, 2001 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on February 27, 2002 (Accession No. 0000940394-02-000091) (incorporated herein by reference pursuant to Rule 12b-32).

------------------------
* Contributed by EVM in exchange for 100 Shares of the Fund. No selling commission applied to such 100 Shares.