Form 10-Q
period 2002-03-31
BELCREST CAPITAL FUND LLC
filed 2002-05-15
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002
                          Commission File No. 000-30509


                            Belcrest Capital Fund LLC
                            -------------------------
             (Exact name of registrant as specified in its charter)


    Massachusetts                                         04-3453080
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


      The Eaton Vance Building
255 State Street, Boston, Massachusetts                      02109
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number:  617-482-8260
                                -----------------------


                                      None
                                      ----
Former Name, Former Address and Former Fiscal Year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

                            Belcrest Capital Fund LLC
                                Index to Form 10Q

PART I -       FINANCIAL INFORMATION                                        Page

Item 1.        Consolidated Financial Statements                               3

               Consolidated Statements of Assets and
               Liabilities as of March 31, 2002 (unaudited)
               and December 31, 2001                                           3

               Consolidated  Statements of Operations
               (unaudited) for the Three Months Ended
               March 31, 2002 and 2001                                         4

               Consolidated  Statements of Changes in
               Net Assets (unaudited) for the Three Months Ended
               March 31, 2002 and 2001                                         6

               Consolidated  Statements of Cash Flows
               (unaudited) for the Three Months Ended
               March 31, 2002 and 2001                                         7

               Financial  Highlights  (unaudited)  for the
               Three Months  Ended March 31, 2002                              9

               Notes to Consolidated  Financial  Statements
               as of March 31, 2002 (unaudited)                               10

Item 2.        Management's  Discussion and Analysis of
               Financial  Condition and Results of Operations                 12

Item 3.         Quantitative and Qualitative Disclosures
                About Market Risk                                             14

PART II -       OTHER INFORMATION

Item 1.         Legal Proceedings                                             16

Item 2.         Changes in Securities and Use of Proceeds                     16

Item 3.         Defaults Upon Senior Securities                               16

Item 4.         Submission of Matters to a Vote of Security Holders           16

Item 5.         Other Information                                             16

Item 6.         Exhibits and Reports                                          16


SIGNATURES                                                                    17

PART I.           FINANCIAL INFORMATION
ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

BELCREST CAPITAL FUND LLC
Consolidated Statements of Assets and Liabilities

                                                                                March 31,
                                                                                  2002             December 31,
                                                                              (Unaudited)              2001
                                                                          --------------------  -------------------
Assets:
    Investment in Belvedere Capital Fund Company LLC                           $3,404,421,331       $3,417,745,020
    Investment in Partnership Preference Units                                    533,617,070          570,711,688
    Investment in other real estate                                               839,263,250        1,042,486,780
    Short-term investments                                                            579,000            5,719,717
                                                                          --------------------  -------------------
Total investments                                                              $4,777,880,651       $5,036,663,205
    Cash                                                                            9,819,227           12,170,155
    Escrow deposits - restricted                                                    8,391,099           15,248,666
    Dividends receivable                                                           11,195,572            5,180,619
    Other assets                                                                    2,306,690            3,703,796
                                                                          --------------------  -------------------
 Total assets                                                                  $4,809,593,239       $5,072,966,441
                                                                          --------------------  -------------------

 Liabilities:
      Loan payable                                                             $  831,350,000       $  884,350,000
      Mortgage payable, net of unamortized debt issuance costs                    658,745,934          766,034,407
      ($6,409,659 and $7,610,861, respectively)
      Payable for Fund Shares redeemed                                              1,228,224            1,395,000
      Open interest rate swap contracts, at value                                  38,513,800           49,830,356
      Security deposits                                                             2,587,494            2,894,109
      Swap interest payable                                                         4,718,259            4,338,728
      Accrued expenses:
         Interest expense                                                           6,862,758            8,294,748
         Property taxes                                                             3,266,288           10,181,155
         Other expenses and liabilities                                             5,937,214            7,415,556
      Minority interests in controlled subsidiaries                                44,683,240           84,242,013
                                                                          --------------------  -------------------
 Total liabilities                                                             $1,597,893,211       $1,818,976,072
                                                                          --------------------  -------------------

 Net assets                                                                    $3,211,700,028       $3,253,990,369

 Shareholders' Capital                                                    --------------------  -------------------
     Shareholders' capital                                                     $3,211,700,028       $3,253,990,369
                                                                          --------------------  -------------------

 Shares Outstanding                                                                29,981,580           30,417,292
                                                                          --------------------  -------------------

 Net Asset Value and Redemption Price Per Share                                $       107.12       $       106.98
                                                                          --------------------  -------------------

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
 Consolidated Statements of Operations (Unaudited)

                                                                          Three Months       Three Months
                                                                              Ended              Ended
                                                                            March 31,         March 31,
                                                                              2002               2001
                                                                        ------------------ -----------------
 Investment Income:
      Dividends allocated from Belvedere Capital
         (net of foreign taxes of $46,801
          and $55,431, respectively)                                          $ 8,683,321       $ 8,668,868
      Interest allocated from Belvedere Capital                                   290,069         1,559,201
      Expenses allocated from Belvedere Capital                                (5,021,278)       (5,615,876)
                                                                        ------------------ -----------------
      Net investment income allocated from
          Belvedere Capital                                                   $ 3,952,112       $ 4,612,193
      Dividends from Partnership Preference Units                              13,110,509        17,513,290
      Rental income                                                            37,699,404        35,921,097
      Interest                                                                     58,277           488,999
                                                                        ------------------ -----------------
 Total investment income                                                      $54,820,302       $58,535,579
                                                                        ------------------ -----------------

 Expenses:
     Investment advisory and administrative fees                              $ 3,254,020       $ 3,453,830
     Property management fees                                                   1,474,910         1,389,255
     Distribution and servicing fees                                            1,139,421         1,335,808
     Interest expense on mortgages                                             14,267,601        13,756,146
     Interest expense on Credit Facility                                        5,389,421        16,489,831
     Interest expense on swap contracts                                        10,827,575         1,053,729
     Property and maintenance expenses                                         10,802,690        11,142,980
     Property taxes and insurance                                               4,765,280         3,812,618
     Amortization of deferred expenses                                                  -            39,294
     Miscellaneous                                                                525,481         1,503,631
                                                                        ------------------ -----------------
 Total expenses                                                               $52,446,399       $53,977,122
 Deduct -
      Reduction of investment adviser and
           administrative fee                                                     786,794           912,140
                                                                        ------------------ -----------------
 Net expenses                                                                 $51,659,605       $53,064,982
                                                                        ------------------ -----------------
 Net investment income before minority interests
      in net income of controlled subsidiaries                                $ 3,160,697       $ 5,470,597
 Minority interests in net income of
     controlled subsidiaries                                                   (1,485,387)       (1,907,966)
                                                                        ------------------ -----------------
Net investment income                                                         $ 1,675,310       $ 3,562,631
                                                                        ------------------ -----------------

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
 Consolidated Statements of Operations (Unaudited) (Continued)


                                                                                Three Months        Three Months
                                                                                    Ended              Ended
                                                                               March 31, 2002       March 31, 2001
                                                                               ----------------- --------------------
 Realized and Unrealized Gain (Loss)
 Net realized gain (loss) -
       Investment transactions from Belvedere
          Capital (identified cost basis)                                         $(20,116,001)       $  11,155,614
       Investment transactions in Partnership
          Preference Units (identified cost basis)                                     374,360                    -
       Investment transactions in other real estate
          investments                                                               (1,532,128)                   -
                                                                               ----------------- --------------------
Net realized gain (loss)                                                          $(21,273,769)       $  11,155,614
                                                                               ----------------- --------------------
Change in unrealized appreciation
     (depreciation) -
      Investment in Belvedere Capital (identified
          cost basis)                                                             $ 40,208,914        $(465,712,673)
      Investments in Partnership Preference Units
          (identified cost basis)                                                   (2,094,618)          49,146,722
      Investment in other real estate (net of
          minority interests in unrealized gain (loss)
          of controlled subsidiaries)                                              (26,182,578)          (3,448,611)
      Interest rate swap contracts                                                  11,316,556          (21,489,799)
                                                                               ----------------- --------------------
Net change in unrealized
     appreciation (depreciation)                                                  $ 23,248,274        $(441,504,361)
                                                                               ----------------- --------------------

Net realized and unrealized gain (loss)                                           $  1,974,505        $(430,348,747)
                                                                               ----------------- --------------------
Net increase (decrease) in net assets from
     operations                                                                   $  3,649,815        $(426,786,116)
                                                                               ================= ====================

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                              Three Months        Three Months
                                                                                  Ended               Ended
                                                                             March 31, 2002      March 31, 2001
                                                                           -------------------  -----------------
   Increase (Decrease) in Net Assets:
        Net investment income                                                  $    1,675,310     $    3,562,631
        Net realized gain (loss) on investment transactions                       (21,273,769)        11,155,614
        Net change in unrealized appreciation (depreciation) of
         investments                                                               23,248,274       (441,504,361)
                                                                           -------------------  -----------------
   Net increase (decrease) in net assets from operations                       $    3,649,815     $ (426,786,116)
                                                                           -------------------  -----------------

   Transactions in Fund Shares -
        Net asset value of Shares redeemed                                     $  (45,940,156)     $ (33,460,034)
                                                                           -------------------  -----------------
        Net decrease in net assets from Fund Share transactions                $  (45,940,156)     $ (33,460,034)
                                                                           -------------------  -----------------

   Net decrease in net assets                                                  $  (42,290,341)     $(460,246,150)

   Net assets:
        Beginning of period                                                    $3,253,990,369     $3,807,101,131
                                                                           -------------------  -----------------
        End of period                                                          $3,211,700,028     $3,346,854,981
                                                                           ===================  =================

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)

                                                                                            Three Months        Three Months
                                                                                                Ended               Ended
                                                                                             March 31,           March 31,
                                                                                                2002                2001
                                                                                          -----------------  -------------------
Cash flows From (For) Operating Activities -
Net investment income                                                                        $  1,675,310        $ 3,562,631
Adjustments to reconcile net investment income to net
   cash flows from operating activities -
       Amortization of debt issuance costs                                                        212,017            199,333
       Amortization of deferred expenses                                                                -             39,294
       Net investment income allocated from Belvedere Capital                                  (3,952,112)        (4,612,193)
       (Increase) decrease in dividends receivable                                             (6,014,953)         2,087,569
       Increase (decrease) in escrow deposits                                                   5,408,937           (702,944)
       Decrease in other assets                                                                 1,281,871           2,750,951
       Increase in interest payable for open swap contracts                                       379,531           1,895,689
       Decrease in accrued property taxes                                                      (6,237,161)           (341,504)
       Decrease in security deposits, accrued expenses and other liabilities                   (1,708,179)         (9,173,290)
       Improvements to rental property                                                         (1,671,560)         (1,991,053)
       Payments for investments in other real estate                                                    -         (73,721,953)
       Sale of investment in other real estate                                                 31,588,186                   -
       Decrease in cash due to sale of majority interest in controlled
            subsidiary                                                                         (1,195,835)                  -
       Sales of Partnership Preference Units                                                   35,374,360                   -
       Net increase in investment in Belvedere Capital                                         (6,774,312)        (27,352,517)
       Decrease in short-term investments                                                       5,140,717          27,890,159
       Minority interests in net income of
            controlled subsidiaries                                                             1,485,387           1,907,966
                                                                                          -----------------  -------------------
Net cash flows from (for) operating activities                                               $ 54,992,204        $(77,561,862)
Cash Flows From (For) Financing Activities -
       Proceeds from (repayment of) Credit Facility                                          $(53,000,000)       $ 81,600,000
       Payments on mortgages                                                                   (1,120,192)         (1,008,862)
       Payments for Fund Shares redeemed                                                       (1,963,904)         (2,742,414)
       Distributions paid to minority shareholders                                             (1,259,036)           (803,939)
                                                                                          -----------------  -------------------
Net cash flows from (for) financing activities                                               $(57,343,132)       $ 77,044,785
Net decrease in cash                                                                         $ (2,350,928)       $   (517,077)

Cash at beginning of period                                                                  $ 12,170,155        $ 10,419,784
                                                                                          -----------------  -------------------
Cash at end of period                                                                        $  9,819,227        $  9,902,707
                                                                                          =================  ===================

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                 Three Months         Three Months
Supplemental Disclosure and Non-cash Investing                                                       Ended                Ended
Financing Activities-                                                                            March 31, 2002      March 31, 2001
                                                                                                 --------------      --------------
       Change in unrealized appreciation (depreciation) of investments and
            open swap contracts                                                                  $ 23,248,274         $(441,504,361)
       Interest paid for loan                                                                    $  6,070,208         $  23,574,162
       Interest paid for swap contracts                                                          $ 10,448,044         $     841,960
       Interest paid for mortgages                                                               $ 14,810,841         $  13,490,550
       Market value of securities distributed in payment of redemptions                          $ 42,765,142         $  29,862,028
       Market value of real property and other assets, net of current liabilities, assumed in conjunction with acquisition of real
           estate investments                                                                    $          -         $ 312,541,047
       Mortgage assumed in conjunction with acquisition of real estate
           investments                                                                           $          -         $ 217,307,500
       Market value of real property and other assets, net of current liabilities, disposed of in conjunction with sale of real estate
           investments                                                                           $147,208,137         $           -
       Mortgage disposed of in conjunction with sale of real estate investments                  $106,380,298         $           -

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2002
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FINANCIAL HIGHLIGHTS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

For the Three Months Ended March 31, 2002

------------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                               $106.980
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
Net investment income(6)                                                                            $  0.056
Net realized and unrealized gain                                                                       0.084
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                                                        $  0.140
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Net Asset Value - End of Period                                                                     $107.120
------------------------------------------------------------------------------------------------------------------------------------

TOTAL RETURN(1)                                                                                         0.13%
------------------------------------------------------------------------------------------------------------------------------------

                                                                       AS A PERCENTAGE           AS A PERCENTAGE
                                                                       OF AVERAGE NET            OF AVERAGE GROSS
RATIOS                                                                 ASSETS (5)(9)             ASSETS (4)(5)(9)
------------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
     Interest and other borrowing costs (3)                                     1.40%                   0.97%
     Operating expenses(3)                                                      1.65%                   1.15%
Belcrest Capital Fund LLC Expenses
     Interest and other borrowing costs(2)                                      2.06%                   1.43%
     Investment advisory and administrative fees,
          servicing fees and other Fund operating expenses(2)(7)                1.14%                   0.79%
                                                                               -----------------------------------------------------

Total expenses(8)                                                               6.25%                   4.34%

Net investment income(8)                                                        0.21%                   0.15%
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA
------------------------------------------------------------------------------------------------------------------------------------
Net Assets, end of period (000's omitted)                                                         $3,211,700
Portfolio Turnover of Tax-Managed Growth Portfolio                                                         5%
------------------------------------------------------------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date.
(2) Ratio includes the expenses of Belcrest Capital Fund LLC and Belcrest Realty Corporation (BRC), for which Belcrest Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.
(3) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiaries.
(4) Average Gross Assets is defined as the average daily amount of all assets of Belcrest Capital Fund LLC (not including its investment in BRC) plus all assets of BRC minus the sum of each entity's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
(5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
(6)  Calculated using average shares outstanding.
(7) Ratio includes Belcrest Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(8) The expenses reflect a reduction of the investment advisory and administrative fees. Had such action not been taken, the ratios of total expenses to average net assets and average gross assets would have been 6.35% and 4.41%, respectively, and the ratios of net investment income to average net assets and average gross assets would have been 0.11% and 0.08%, respectively.
(9)  Annualized.

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belcrest Capital Fund LLC (Belcrest Capital) and its subsidiaries (collectively the "Fund") have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current year presentation.

2 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the three months ended March 31, 2002 aggregated $80,040,392 and $117,409,106, respectively, and for the three months ended March 31, 2001 aggregated $52,926,050 and $55,593,062, respectively. For the period ended March 31, 2002, sales of Partnership Preference Units aggregated $35,374,360. There were no purchases of Partnership Preference Units during the period ended March 31, 2002 and March 31, 2001, respectively. There were no sales of Partnership Preference Units for the three months ended March 31, 2001. For the three months ended March 31, 2002, sales of other real estate investments aggregated $31,588,186. For the three months ended March 31, 2001, acquisitions of other real estate investments aggregated $73,721,953.

Sales of Partnership Preference Units for the three months ended March 31, 2002 include amounts sold to other funds sponsored by Eaton Vance Management (EVM). Sales of other real estate investments during three months ended March 31, 2002 were made to other funds sponsored by EVM.

3 Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at March 31, 2002 was $10,618,305,771 representing 56.5% of the Portfolio's net assets and at March 31, 2001 was $9,248,868,309 representing 54.7% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31,

2002 was $3,404,421,331 representing 32.1% of Belvedere Capital's net assets and at March 31, 2001 was $3,503,067,061, representing 37.9% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $27,289,011, of which $8,973,390 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $25,944,565, of which $10,228,069 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $11,408,561, of which $3,747,521 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2001 totaled $10,657,687, of which $4,193,046 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $1,273,757 for the three months ended March 31, 2002, representing $32,198 of operating expenses and $1,241,559 of service fees. Belvedere Capital allocated additional expenses to the Fund of $1,422,830 for the three months ended March 31, 2001, representing $36,396 of operating expenses and $1,386,434 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2002, December 31, 2001 and March 31, 2001 and its operations for the three months ended March 31, 2002, the year ended December 31, 2001 and the three months ended March 31, 2001 follows:

                                         March 31,            December 31,             March 31,
                                           2002                   2001                    2001
                                    -------------------- ------------------------ ---------------------
Investments, at value                   $18,699,529,315          $18,312,992,768       $16,937,423,532
Other Assets                                137,094,099               23,229,223            32,010,878
----------------------------------- -------------------- ------------------------ ---------------------
Total Assets                            $18,836,623,414          $18,336,221,991       $16,969,434,410
Total Liabilities                            54,877,430                  357,011            59,756,296
----------------------------------- -------------------- ------------------------ ---------------------
Net Assets                              $18,781,745,984          $18,335,864,980       $16,909,678,114
=================================== ==================== ======================== =====================
Dividends and interest                  $    48,561,319          $   192,367,081       $    48,190,173
----------------------------------- -------------------- ------------------------ ---------------------
Investment adviser fee                  $    19,634,596          $    76,812,367       $    19,128,089
Other expenses                                  654,041                2,161,015               640,516
----------------------------------- -------------------- ------------------------ ---------------------
Total expenses                          $    20,288,637          $    78,973,382       $    19,768,605
----------------------------------- -------------------- ------------------------ ---------------------
Net investment income                   $    28,272,682          $   113,393,699       $    28,421,568
Net realized gains                         (111,417,095)            (360,120,300)           52,532,750
Net change in unrealized
   gains (losses)                           229,264,275           (1,605,211,090)       (2,205,600,689)
----------------------------------- -------------------- ------------------------ ---------------------
Net increase (decrease) in
    net assets from operations          $   146,119,862          $(1,851,937,691)      $(2,124,646,371)
----------------------------------- -------------------- ------------------------ ---------------------

4 Cancelable Interest Rate Swap Agreements

Belcrest Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates.

The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2002 and December 31, 2001, Belcrest Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                 Notional                                 Initial                         Unrealized           Unrealized
                  Amount                                  Optional         Final          Depreciation         Depreciation
  Effective       (000's     Fixed        Floating      Termination     Termination       At March 31,      At December 31,
     Date        omitted)     Rate          Rate            Date           Date              2002                2001
--------------- ------------ ---------- ------------------ --------------- ---------------- ----------------- ---------------------
11/98             $68,750  6.2250%     Libor + 0.45%      11/24/03       11/24/05           $ (1,121,052)      $ (1,781,035)
11/98              24,528  6.2950%     Libor + 0.45%      05/24/03       11/24/05               (379,381)          (603,624)
11/98              41,368  6.3100%     Libor + 0.45%      02/24/03       11/24/05               (597,358)          (958,841)
02/99               9,030  6.5050%     Libor + 0.45%      03/04/03       11/24/05               (156,067)          (235,750)
02/99              21,996  6.4970%     Libor + 0.45%      04/20/03       11/24/05               (404,318)          (605,921)
02/99              20,018  6.4390%     Libor + 0.45%      11/24/03       11/24/05               (433,345)          (635,733)
02/99             111,000  6.4068%     Libor + 0.45%      02/23/04       11/24/05             (2,488,711)        (3,623,059)
04/99              80,000  6.5550%     Libor + 0.45%      04/28/04       11/24/05             (2,205,537)        (3,058,399)
04/99              16,468  6.7195%     Libor + 0.45%      02/06/03       11/24/05               (329,467)          (480,383)
04/99              12,671  6.6176%     Libor + 0.45%      11/24/03       11/24/05               (329,144)          (462,881)
04/99              15,105  6.5903%     Libor + 0.45%      02/23/04       11/24/05               (409,985)          (571,060)
07/99              26,516  7.3080%     Libor + 0.45%      11/24/03       11/24/05             (1,102,360)        (1,430,877)
07/99              40,193  7.3010%     Libor + 0.45%      02/23/04       11/24/05             (1,784,635)        (2,286,386)
07/99              10,109  7.2370%     Libor + 0.45%      04/29/04       11/24/05               (455,514)          (580,387)
07/99             155,000  7.2310%     Libor + 0.45%      07/28/04       11/24/05             (7,378,993)        (9,298,744)
09/99              17,674  7.7000%     Libor + 0.45%      02/23/04       11/24/05               (944,781)        (1,184,451)
09/99               9,833  7.6350%     Libor + 0.45%      07/28/04       11/24/05               (571,210)          (702,968)
09/99              43,000  7.6525%     Libor + 0.45%      09/17/04       11/24/05             (2,590,519)        (3,168,606)
09/99              35,024  7.6440%     Libor + 0.45%      07/28/04       11/24/05             (2,042,579)        (2,512,664)
09/99             212,000  7.6224%     Libor + 0.45%      09/28/04       11/24/05            (12,687,006)       (15,521,494)
09/99               1,907  7.5800%     Libor + 0.45%      04/29/04       11/24/05               (101,838)          (127,093)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                       $(38,513,800)      $(49,830,356)
------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002, COMPARED TO THE QUARTER ENDED MARCH 31, 2001

Belcrest Capital Fund LLC and its subsidiaries (collectively, the Fund) achieved total return performance of 0.13% for the quarter ended March 31, 2002. This return reflects an increase in the Fund's net asset value per share from $106.98 to $107.12. This performance is compared to Standard & Poors 500 Index (the S&P
500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, which had a total return of 0.28% over the same period. For comparison, at the end of the first quarter of 2001, the Fund's net asset value per share decreased from $120.30 to $106.73, representing a -11.3 % return versus S&P 500's return of -11.9%.

During the first quarter of 2002, the U.S. equity market's return was hampered by continued volatility and economic uncertainty. In this difficult environment, the performance of Tax-Managed Growth Portfolio (the Portfolio) exceeded that of the overall market. The Portfolio correctly de-emphasized the two worst performing sectors of the S&P 500: Information Technology and Telecom, which lost -7.5% and -15.9% respectively. The Portfolio held the same cautious stance on the aforementioned sectors in the first quarter of 2001. Value stocks in all capitalization ranges outperformed their growth counterparts for the quarter ending March 31, 2002. The Portfolio made a gradual shift to overweight in Capital Goods, and increased its exposure to the Consumer Discretionary area during the last year, which helped its performance. An increase in the exposure to defense and aerospace names continued to be productive for the Portfolio.

In the fixed income markets, the first quarter benefited from a stable interest rate environment and narrowing credit spreads. The Federal Reserve Board left interest rates unchanged for the quarter ending March 31, 2002; the first non-action since early 2000. Changes in valuation of the Fund's holdings of Partnership Preference Units and other real estate investments had a modest negative impact on the Fund's performance during the period.

LIQUIDITY AND CAPITAL RESOURCES

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

As of March 31, 2002 and 2001, the unrealized depreciation related to the interest rate swap agreements was $(38,513,800) and $(34,319,656), respectively.

CRITICAL ACCOUNTING POLICIES

The Fund's discussion and analysis of its financial condition and results of operations are based upon the Fund's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions.

The Fund believes its more significant estimates and assumptions used in preparation of its consolidated financial statements are affected by its critical accounting policies for the Fund's investments in real estate and interest rate swap contracts. Prices are not readily available for these types of investments and therefore they are valued as determined in good faith by the Investment Adviser on an ongoing basis.

In estimating the value of the Fund's investments in real estate, the Investment Adviser takes into account all relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed valuations are performed annually and reviewed periodically and adjusted if there has been a significant change in economic circumstances since the previous valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. The Investment Adviser, in determining the value of interest rate swaps, may consider among other things, dealer and counter-party quotes and pricing models.

These policies involve significant judgments made, based upon without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belcrest Realty Corporation
(BRC) fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Fluctuations in the value of real estate investments derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Fund's primary exposure to interest rate risk arises from investments in real estate that are financed using floating rate bank borrowings under a revolving credit facility (the Credit Facility). The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. The interest rate swap agreements are valued on an ongoing basis by the investment adviser. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the consolidated financial statements.


                                                       Interest Rate Sensitivity
                                          Principal (Notional) Amount by Contractual Maturity
                                                 For the Twelve Months Ended March 31,

                  2003-2005        2006                2007         Thereafter                Total             Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
Long term debt
  variable rate
  Credit Facility                $831,350,000                                             $831,350,000      $831,350,000

Average interest
   rate                              2.48%                                                    2.48%


Rate sensitive
  derivative financial
  instruments:
Pay fixed/receive
   variable interest rate
   swap contracts                $972,190,000                                             $972,190,000       $(38,513,800)

Average pay rate                     7.02%                                                    7.02%

Average receive rate                 2.48%                                                    2.48%

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although in the ordinary course of business, the Fund, BRC or the real estate investments in which BRC has equity interests may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which the Fund or BRC is a party or of which any of BRC's real estate investments is the subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a)        Exhibits
     21         List of subsidiaries

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on May 15, 2002.


                                BELCREST CAPITAL FUND LLC
                                (Registrant)

                                By:  EATON VANCE MANAGEMENT,
                                     its Manager


                                By:  /s/ James L. O'Connor
                                     ------------------------------------
                                     James L. O'Connor
                                     Vice President



                                By:  /s/ William M. Steul
                                     ------------------------------------
                                     William M. Steul
                                     Chief Financial Officer

                                  EXHIBIT INDEX


21   List of subsidiaries