Form 10-Q
period 2002-06-30
BELCREST CAPITAL FUND LLC
filed 2002-08-14
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                          Commission File No. 000-30509
                                              ---------


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---   ---

                            Belcrest Capital Fund LLC
                                Index to Form 10Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.        Consolidated Financial Statements                               3

               Consolidated  Statements of Assets and
               Liabilities as of June 30, 2002 (Unaudited) and
               December 31, 2001                                               3

               Consolidated  Statements of Operations  (Unaudited)
               for the Three Months  Ended June 30, 2002 and 2001
               and for the Six Months Ended June 30, 2002 and 2001             4

               Consolidated  Statements of Changes in Net Assets
               (Unaudited) for the Six Months Ended June 30, 2002
               and 2001                                                        6

               Consolidated  Statements  of Cash Flows  (Unaudited)
               for the Six Months Ended June 30, 2002 and 2001                 7

               Financial Highlights  (Unaudited) for the Six Months
               Ended June 30, 2002                                             9

               Notes to  Consolidated  Financial  Statements as of
               June 30, 2002 (Unaudited)                                      10

Item 2.        Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                            12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     15

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                              17

Item 2.        Changes in Securities and Use of Proceeds                      17

Item 3.        Defaults Upon Senior Securities                                17

Item 4.        Submission of Matters to a Vote of Security Holders            17

Item 5.        Other Information                                              17

Item 6.        Exhibits and Reports                                           17


SIGNATURES                                                                    18

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

BELCREST CAPITAL FUND LLC
Consolidated Statements of Assets and Liabilities

                                                                               June 30,
                                                                                 2002             December 31,
                                                                             (Unaudited)              2001
                                                                         --------------------  -------------------
Assets:
  Investment in Belvedere Capital Fund Company LLC                           $2,915,254,500       $3,417,745,020
  Investment in Partnership Preference Units                                    550,761,098          570,711,688
  Investment in other real estate                                               821,737,310        1,042,486,780
  Short-term investments                                                                  -            5,719,717
                                                                         --------------------  -------------------
Total investments                                                            $4,287,752,908       $5,036,663,205
  Cash                                                                            9,644,714           12,170,155
  Escrow deposits - restricted                                                   11,361,017           15,248,666
  Dividends and interest receivable                                              10,965,663            5,180,619
  Other assets                                                                    8,211,233           11,314,657
                                                                         --------------------  -------------------
Total assets                                                                 $4,327,935,535       $5,080,577,302
                                                                         --------------------  -------------------
Liabilities:
  Loan payable on Credit Facility                                            $  831,367,888       $  884,350,000
  Mortgages payable                                                             664,152,519          773,645,268
  Payable for Fund Shares redeemed                                                        -            1,395,000
  Open interest rate swap contracts, at value                                    55,015,865           49,830,356
  Security deposits                                                               2,625,433            2,894,109
  Swap interest payable                                                           4,601,056            4,338,728
  Accrued expenses:
    Interest expense                                                              6,880,201            8,294,748
    Property taxes                                                                6,386,965           10,181,155
    Other expenses and liabilities                                                6,440,074            7,415,556
  Minority interests in controlled subsidiaries                                  38,465,027           84,242,013
                                                                         --------------------  -------------------
Total liabilities                                                            $1,615,935,028       $1,826,586,933

Net assets                                                                   $2,712,000,507       $3,253,990,369

Shareholders' Capital                                                        $2,712,000,507       $3,253,990,369
                                                                         --------------------  -------------------
  Shareholders' capital                                                      $2,712,000,507       $3,253,990,369
                                                                         --------------------  -------------------

Shares Outstanding                                                               29,057,180           30,417,292
                                                                         --------------------  -------------------

Net Asset Value and Redemption Price Per Share                               $        93.33       $       106.98
                                                                         --------------------  -------------------

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
Consolidated Statements of Operations (Unaudited)

                                                           Three Months      Three Months        Six Months         Six Months
                                                               Ended             Ended              Ended              Ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2002              2001               2002               2001
                                                         ----------------- ------------------ ------------------ -----------------
Investment Income:
  Dividends allocated from Belvedere Capital                  $ 9,793,322        $ 8,666,427       $ 18,476,643      $ 17,335,295
   (net of foreign taxes of $175,236, $57,970,
   $222,037, $113,401, respectively)
  Interest allocated from Belvedere Capital                       229,820            469,837            519,889         2,029,038
  Expenses allocated from Belvedere Capital                    (4,782,131)        (5,490,495)        (9,803,409)      (11,106,371)
                                                         ----------------- ------------------ ------------------ -----------------
  Net investment income allocated from
   Belvedere Capital                                          $ 5,241,011        $ 3,645,769       $  9,193,123      $  8,257,962
  Dividends from Partnership Preference Units                  13,092,134          5,225,141         26,202,643        22,738,431
  Rental income                                                34,114,119         44,347,771         71,813,523        80,268,868
  Interest                                                         53,798            265,066            112,075           754,065
                                                         ----------------- ------------------ ------------------ -----------------
Total investment income                                       $52,501,062        $53,483,747       $107,321,364      $112,019,326
                                                         ----------------- ------------------ ------------------ -----------------
Expenses:
  Investment advisory and administrative fees                 $ 3,062,846        $ 3,688,760       $  6,316,866      $  7,142,590
  Property management fees                                      1,318,051          1,744,761          2,792,961         3,134,016
  Distribution and servicing fees                               1,048,403          1,247,783          2,187,824         2,583,591
  Interest expense on mortgages                                12,808,459         16,759,283         27,076,060        30,554,723
  Interest expense on Credit Facility                           5,048,003         14,556,983         10,437,424        31,046,814
  Interest expense on swap contracts                           11,142,552          3,926,050         21,970,127         4,979,779
  Property and maintenance expense                             10,726,610         13,016,067         21,529,300        24,159,047
  Property taxes and insurance                                  4,497,073          4,811,064          9,262,353         8,623,682
  Miscellaneous                                                   334,506            565,256            859,987         2,068,887
                                                         ----------------- ------------------ ------------------ -----------------
Total expenses                                                $49,986,503        $60,316,007       $102,432,902      $114,293,129
Deduct:
  Reduction of investment advisory
   and administrative fees                                        747,368            864,201          1,534,162         1,776,341
                                                         ----------------- ------------------ ------------------ -----------------
Net expenses                                                  $49,239,135        $59,451,806       $100,898,740      $112,516,788
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss) before minority
 interests in net income of controlled
 subsidiaries                                                 $ 3,261,927        $(5,968,059)      $  6,422,624      $   (497,462)
Minority interests in net income
 of controlled subsidiaries                                      (971,962)        (1,748,083)        (2,457,349)       (3,656,049)
                                                         ----------------- ------------------ ------------------ -----------------
Net investment income (loss)                                  $ 2,289,965        $(7,716,142)      $  3,965,275      $ (4,153,511)
                                                         ----------------- ------------------ ------------------ -----------------

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
Consolidated Statements of  Operations  (Unaudited)
(Continued)

                                                           Three Months      Three Months        Six Months         Six Months
                                                               Ended             Ended              Ended              Ended
                                                             June 30,          June 30,           June 30,           June 30,
                                                               2002              2001               2002               2001
                                                         ----------------- ------------------ ------------------ -----------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
  Investment transactions from Belvedere
    Capital  (identified cost basis)                       $(128,764,690)    $(13,494,885)      $(148,880,691)     $  (2,339,271)
  Investment transactions in Partnership
    Preference Units (identified cost basis)                           -                -             374,360                  -
  Investment transactions in other real estate
    investments                                                        -                -          (1,532,128)                 -
                                                         ----------------- ------------------ ------------------ -----------------
Net realized loss                                          $(128,764,690)    $(13,494,885)      $(150,038,459)     $  (2,339,271)
                                                         ----------------- ------------------ ------------------ -----------------
Change in unrealized appreciation (depreciation)-
  Investment in Belvedere Capital
    (identified cost basis)                                $(267,781,085)    $206,353,852       $(227,572,171)     $(259,358,821)
  Investments in Partnership Preference Units
    (identified cost basis)                                   17,144,028       20,448,760          15,049,410         69,595,482
  Investment in other real estate (net of
    minority interests in unrealized gain
    (loss) of controlled subsidiaries of
    $9,714,133, $(16,349,450),
    $(35,896,712) and $(17,047,739),
    respectively)                                            (12,804,182)       8,137,764         (38,986,760)         4,689,153
  Interest rate swap contracts                               (16,502,065)       9,960,010          (5,185,509)       (11,529,789)
                                                         ----------------- ------------------ ------------------ -----------------
Net change in unrealized
  appreciation (depreciation)                              $(279,943,304)    $244,900,386       $(256,695,030)     $(196,603,975)
                                                         ----------------- ------------------ ------------------ -----------------
Net realized and unrealized gain (loss)                    $(408,707,994)    $231,405,501       $(406,733,489)     $(198,943,246)
                                                         ----------------- ------------------ ------------------ -----------------
Net increase (decrease) in net assets from
  operations                                               $(406,418,029)    $223,689,359       $(402,768,214)     $(203,096,757)
                                                         ================= ================== ================== =================

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                               Six Months          Six Months
                                                                                  Ended               Ended
                                                                             June 30, 2002       June 30, 2001
                                                                           -------------------  -----------------
Increase (Decrease) in Net Assets:
  Net investment income (loss)                                              $    3,965,275        $   (4,153,511)
  Net realized loss on investment transactions                                (150,038,459)           (2,339,271)
  Net change in unrealized appreciation (depreciation) of
    investments                                                               (256,695,030)         (196,603,975)
                                                                           -------------------  -----------------
Net decrease in net assets from operations                                  $ (402,768,214)       $ (203,096,757)
                                                                           -------------------  -----------------
Transactions in Fund Shares -
  Net asset value of Shares redeemed                                        $ (139,221,648)       $  (67,918,638)
                                                                           -------------------  -----------------
Net decrease in net assets from Fund Share transactions                     $ (139,221,648)       $  (67,918,638)
                                                                           -------------------  -----------------

Net decrease in net assets                                                  $ (541,989,862)       $ (271,015,395)

Net assets:
  Beginning of period                                                       $3,253,990,369        $3,807,101,131
                                                                           -------------------  -----------------
  End of period                                                             $2,712,000,507        $3,536,085,736
                                                                           ===================  =================

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited)

                                                                                             Six Months          Six Months
                                                                                                Ended               Ended
                                                                                              June 30,            June 30,
                                                                                                2002                2001
                                                                                          -----------------  -------------------
Cash Flows From (For) Operating Activities -
Net investment income (loss)                                                                $  3,965,275        $ (4,153,511)
Adjustments to reconcile net investment income (loss) to net cash flows from (for) operating activities -
    Amortization of debt issuance costs                                                          404,250             436,071
    Net investment income allocated from Belvedere Capital                                    (9,193,123)         (8,257,962)
    (Increase) decrease in interest and dividends receivable                                  (5,785,044)         12,288,687
    (Increase) decrease in escrow deposits                                                     2,439,019          (4,395,432)
    Decrease in other assets                                                                   1,594,754           4,156,068
    Increase in interest payable for open swap contracts                                         262,328           2,758,169
    Decrease in accrued property taxes                                                        (3,116,484)           (751,930)
    Decrease in security deposits, accrued expenses and other liabilities                     (1,149,937)         (3,066,727)
    Increase in minority interest                                                                      -             216,000
    Improvements to rental property                                                           (3,477,557)         (4,526,205)
    Payments for investments in other real estate                                                      -         (75,156,301)
    Proceeds from sale of investment in other real estate                                     31,588,186                   -
    Decrease in cash due to sale of majority interest in controlled
     subsidiary                                                                               (1,195,835)                  -
    Sales of Partnership Preference Units                                                     35,374,360                   -
    Net increase in investment in Belvedere Capital                                           (2,344,772)         (4,212,788)
    Decrease in short-term investments                                                         5,719,717          16,453,462
    Minority interests in net income of
     controlled subsidiaries                                                                   2,457,349           3,656,049
                                                                                          -----------------  -------------------
Net cash flows from (for) operating activities                                              $ 57,542,486        $(64,556,350)
Cash Flows From (For) Financing Activities -
    Proceeds from (repayment of) Credit Facility                                            $(52,982,112)       $ 76,600,000
    Payments on mortgages                                                                     (2,123,266)         (1,905,963)
    Payments for Fund Shares redeemed                                                         (3,041,096)         (4,567,704)
    Distributions paid to minority shareholders                                               (1,921,453)         (1,528,295)
                                                                                          -----------------  -------------------
Net cash flows from (for) financing activities                                              $(60,067,927)       $ 68,598,038
Net increase (decrease) in cash                                                             $ (2,525,441)       $  4,041,688

Cash at beginning of period                                                                 $ 12,170,155        $ 10,419,784
                                                                                          -----------------  -------------------
Cash at end of period                                                                       $  9,644,714        $ 14,461,472
                                                                                          =================  ===================

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                                Six Months           Six Months
Supplemental Disclosure of Non-cash Investing and                                                  Ended                Ended
Financing Activities-                                                                           June 30, 2002       June 30, 2001
                                                                                             ------------------   ------------------
  Change in unrealized appreciation (depreciation) of investments and
   open swap contracts                                                                         $(256,695,030)       $ (196,603,975)
  Interest paid for loan-Credit Facility                                                       $  10,894,432        $   34,613,525
  Interest paid for swap contracts                                                             $  21,707,799        $    2,221,610
  Interest paid for mortgages                                                                  $  26,757,718        $   28,990,722
  Market value of securities distributed in payment of redemptions                             $ 137,575,552        $   63,350,934
  Market value of real property and other assets, net of current liabilities, assumed in conjunction with acquisition of real
   estate investments                                                                          $           -        $  312,541,047
  Mortgage assumed in conjunction with acquisition of real estate
   investments                                                                                 $           -        $  217,307,500
  Market value of real property and other assets, net of current liabilities, disposed of in conjunction with sale of real estate
   investment in Bel Apartment                                                                 $ 148,197,322        $            -
  Mortgage disposed of in conjunction with sale of real estate
   investment in Bel Apartment                                                                 $ 107,369,483        $            -

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
Financial Highlights (Unaudited)

--------------------------------------------------------------------------------
For the Six Months Ended June 30, 2002
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net asset value - Beginning of period                                 $106.980
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income(6)                                              $  0.133
Net realized and unrealized loss                                       (13.783)
--------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                            $(13.650)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                       $ 93.330
--------------------------------------------------------------------------------

TOTAL RETURN(1)                                                         (12.76)%
--------------------------------------------------------------------------------


                                                                       AS A PERCENTAGE           AS A PERCENTAGE
                                                                       OF AVERAGE NET            OF AVERAGE GROSS
RATIOS                                                                   ASSETS (5)                ASSETS (4)(5)
---------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
  Interest and other borrowing costs (3)                                  1.38% (9)                 0.96% (9)
  Operating expenses(3)                                                   1.69% (9)                 1.17% (9)
Belcrest Capital Fund LLC Expenses
  Interest and other borrowing costs(2)                                   2.11% (9)                 1.46% (9)
  Investment advisory and administrative fees,
   servicing fees and other Fund operating expenses(2)(7)                 1.13% (9)                 0.78% (9)
                                                                         --------------------------------------------------
Total expenses(8)                                                         6.31% (9)                 4.37% (9)

Net investment income(8)                                                  0.26% (9)                 0.18% (9)
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA
---------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                          $2,712,001
Portfolio Turnover of Tax-Managed Growth Portfolio                                                         13%
---------------------------------------------------------------------------------------------------------------------------

(1) Total return is calculated assuming a purchase at the net asset value on the first day and a sale at the net asset value on the last day of the period. Distributions, if any, are assumed reinvested at the net asset value on the reinvestment date.
(2) Ratio includes the expenses of Belcrest Capital Fund LLC and Belcrest Realty Corporation (BRC), for which Belcrest Capital Fund LLC owns 100% of the outstanding common stock. The ratio does not include expenses of other real estate subsidiaries.
(3) Ratio includes BRC's proportional share of expenses incurred by its majority-owned subsidiaries.
(4) Average Gross Assets is defined as the average daily amount of all assets of Belcrest Capital Fund LLC (not including its investment in BRC) plus all assets of BRC minus the sum of each entity's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
(5) For the purpose of calculating ratios, the income and expenses of BRC's controlled subsidiaries are reduced by the proportionate interests therein of investors other than BRC.
(6)  Calculated using average shares outstanding.
(7) Ratio includes Belcrest Capital Fund LLC's share of Belvedere Capital's allocated expenses, including those expenses allocated from the Portfolio.
(8) The expenses reflect a reduction of the investment advisory and administrative fees. Had such action not been taken, the ratios of total expenses to average net assets and average gross assets would have been 6.41% and 4.44%, respectively, and the ratios of net investment income to average net assets and average gross assets would have been 0.16% and 0.11%, respectively.
(9)  Annualized.

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC as of June 30, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belcrest Capital Fund LLC (Belcrest Capital) and its subsidiaries (collectively the "Fund") have been prepared by the Fund, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights at the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2001, has been derived from the December 31, 2001 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

2 Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the six months ended June 30, 2002 aggregated $94,227,892 and $229,458,673, respectively, and for the six months ended June 30, 2001 aggregated $55,038,327 and $114,105,781, respectively. For the six months ended June 30, 2002, sales of Partnership Preference Units aggregated $35,374,360. There were no sales of Partnership Preference Units for the six months ended June 30, 2001. There were no purchases of Partnership Preference Units during the six months ended June 30, 2002 and for the six months ended June 30, 2001. For the six months ended June 30, 2002, acquisitions and sales of other real estate investments aggregated $0 and $31,588,186, respectively. For the six months ended June 30, 2001, acquisitions and sales of other real estate investments aggregated $75,156,301 and $0, respectively.

During the six months ended June 30, 2002, BRC sold its majority interest in Bel Apartment Properties Trust (Bel Apartment) to another fund sponsored by Eaton Vance Management (EVM).

3 Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at June 30, 2002 was $9,414,074,868 representing 57.0% of the Portfolio's net assets and at June 30, 2001 was $9,970,047,835 representing 54.6% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at June 30, 2002 was $2,915,254,500 representing 31.0% of Belvedere Capital's net assets and at June 30, 2001 was $3,643,171,355, representing 36.5% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2002 totaled $59,178,086, of which $18,996,532 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $50,467,696, of which $19,364,333 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2002 totaled $22,716,704, of which $7,307,345 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the six months ended June 30, 2001 totaled $21,587,638, of which $8,267,264 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $2,496,064 for the six months ended June 30, 2002, representing $61,831 of operating expenses and $2,434,233 of service fees. Belvedere Capital allocated additional expenses to the Fund of $2,839,107 for the six months ended June 30, 2001, representing $65,072 of operating expenses and $2,774,035 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2002, December 31, 2001 and June 30, 2001 and its operations for the six months ended June 30, 2002, the year ended December 31, 2001 and the six months ended June 30, 2001 follows:

                                         June 30,             December 31,              June 30,
                                           2002                   2001                    2001
                                    -------------------- ------------------------ ---------------------
Investments, at value                 $16,438,266,069       $18,312,992,768         $18,239,311,489
Other Assets                              258,245,026            23,229,223              19,932,030
----------------------------------- -------------------- ------------------------ ---------------------
Total Assets                          $16,696,511,095       $18,336,221,991         $18,259,243,519
Total Liabilities                         171,302,142               357,011                 463,366
----------------------------------- -------------------- ------------------------ ---------------------
Net Assets                            $16,525,208,953       $18,335,864,980         $18,258,780,153
=================================== ==================== ======================== =====================
Dividends and interest                $   104,789,317       $   192,367,081         $    93,075,546
----------------------------------- -------------------- ------------------------ ---------------------
Investment adviser fee                $    38,983,369       $    76,812,367         $    38,822,203
Other expenses                              1,249,484             2,161,015                 959,382
----------------------------------- -------------------- ------------------------ ---------------------
Total expenses                        $    40,232,853       $    78,973,382         $    39,781,585
----------------------------------- -------------------- ------------------------ ---------------------
Net investment income                 $    64,556,464       $   113,393,699         $    53,293,961
Net realized losses                      (198,388,599)         (360,120,300)            (12,705,834)
Net change in unrealized
 gains (losses)                        (1,921,047,828)       (1,605,211,090)         (1,238,423,587)
----------------------------------- -------------------- ------------------------ ---------------------
Net decrease in
 net assets from operations           $(2,054,879,963)      $(1,851,937,691)        $(1,197,835,460)
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

The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2002 and December 31, 2001, Belcrest Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

                Notional                                  Initial                         Unrealized           Unrealized
                 Amount                                   Optional         Final          Depreciation         Depreciation
Effective        (000's      Fixed        Floating      Termination     Termination      at June 30,        at December 31,
  Date          omitted)      Rate          Rate            Date           Date              2002                2001
-------------- ----------- ----------- --------------- --------------- -------------- -------------------- -------------------
11/98           $ 68,750   6.2250%     Libor + 0.45%      11/24/03       11/24/05              $2,366,913         $ 1,781,035
11/98             24,528   6.2950%     Libor + 0.45%      05/24/03       11/24/05                 713,647             603,624
11/98             41,368   6.3100%     Libor + 0.45%      02/24/03       11/24/05               1,050,812             958,841
02/99              9,030   6.5050%     Libor + 0.45%      03/04/03       11/24/05                 220,293             235,750
02/99             21,996   6.4970%     Libor + 0.45%      04/20/03       11/24/05                 610,278             605,921
02/99             20,018   6.4390%     Libor + 0.45%      11/24/03       11/24/05                 771,236             635,733
02/99            111,000   6.4068%     Libor + 0.45%      02/23/04       11/24/05               4,589,503           3,623,059
04/99             80,000   6.5550%     Libor + 0.45%      04/28/04       11/24/05               3,762,539           3,058,399
04/99             16,468   6.7195%     Libor + 0.45%      02/06/03       11/24/05                 389,355             480,383
04/99             12,671   6.6176%     Libor + 0.45%      11/24/03       11/24/05                 530,163             462,881
04/99             15,105   6.5903%     Libor + 0.45%      02/23/04       11/24/05                 682,151             571,060
07/99             26,516   7.3080%     Libor + 0.45%      11/24/03       11/24/05               1,426,743           1,430,877
07/99             40,193   7.3010%     Libor + 0.45%      02/23/04       11/24/05               2,376,585           2,286,386
07/99             10,109   7.2370%     Libor + 0.45%      04/29/04       11/24/05                 623,049             580,387
07/99            155,000   7.2310%     Libor + 0.45%      07/28/04       11/24/05              10,247,868           9,298,744
09/99             17,674   7.7000%     Libor + 0.45%      02/23/04       11/24/05               1,175,728           1,184,451
09/99              9,833   7.6350%     Libor + 0.45%      07/28/04       11/24/05                 739,365             702,968
09/99             43,000   7.6525%     Libor + 0.45%      09/17/04       11/24/05               3,369,730           3,168,606
09/99             35,024   7.6440%     Libor + 0.45%      07/28/04       11/24/05               2,640,442           2,512,664
09/99            212,000   7.6224%     Libor + 0.45%      09/28/04       11/24/05              16,598,579          15,521,494
09/99              1,907   7.5800%     Libor + 0.45%      04/29/04       11/24/05                 130,886             127,093
-------------- ----------- ----------- --------------- --------------- -------------- -------------------- -------------------
Total                                                                                         $55,015,865         $49,830,356
-------------- ----------- ----------- --------------- --------------- -------------- -------------------- -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002, COMPARED TO THE QUARTER ENDED JUNE 30, 2001

Belcrest Capital Fund LLC and its subsidiaries (collectively, the Fund) achieved a total return of -12.87% for the quarter ended June 30, 2002. This return reflects a decrease in the Fund's net asset value per share from $107.12 to $93.33 during the period. For comparison, the Standard & Poor's 500 Index (the "S&P 500"), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -13.39% over the same period. Investors cannot invest directly in an Index. For the quarter ended June 30, 2001, the Fund's total return was 6.7%. This return reflected an increase in the Fund's net asset value per share from $106.73 to $113.89 during that period.

Economic growth as measured by Gross Domestic Product slowed in the second quarter of 2002, increasing at a lower than expected rate. The overall equity markets and all major U.S. equity indices continued to post negative returns as occurred in the first quarter of the year. Economic uncertainty and volatility increased during the quarter with reports of corporate malfeasance and accounting fraud. In general, smaller capitalization stocks outperformed larger capitalization stocks, and a value investment style continued to outperform growth. The best performing sector in the S&P 500 for the second quarter of 2002 was materials, followed by consumer staples and energy. Looking back a year ago, consumer cyclicals was the best second quarter sector performer followed by basic materials and transportation.

In this environment of increased volatility, the performance of the Tax-Managed Growth Portfolio (the Portfolio) fared better than the overall market. The Portfolio maintained an overweighted stance in the consumer discretionary sector, and gradually reduced health care positions, especially in biotechnology and pharmaceutical stocks. The Portfolio's emphasis on industrial company investments, especially in the airfreight and aerospace defense areas, proved to be prudent. Property and casualty insurance names as well as service providers positively contributed to the performance in the quarter. Lack of earnings visibility and continuing structural overcapacity reinforced the Portfolio's cautious stance in telecommunications and information technology groups.

The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly negative during the period. The performance of the Fund trailed that of the Portfolio by approximately -1.2% for the quarter ended June 30, 2002. The Fund's investments in real estate partnership preference units generally benefited from lower interest rates and tightening spreads in income-oriented securities, particularly in real estate related securities. The Fund's investments in real estate joint ventures suffered from continuing weakness in multifamily fundamentals in many U.S. markets, including those in which the ventures operate. The value of the Fund's holdings in interest rate swaps declined as interest rates fell. For the quarter ended June 30, 2001, the performance of the Fund exceeded that of the Portfolio by approximately 1.1%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

The Fund's total return for the six months ended June 30, 2002 was -12.76%. This return reflects a decrease in the Fund's net asset value per share from $106.98 to $93.33 during the period. For comparison, the S&P 500 had a total return of -13.15% over the same period. For the six months ended June 30, 2001, the Fund's total return was -5.3%. This return reflected a decrease in the Fund's net asset value per share from $120.30 to $113.89 during that period.

During the first half of 2002, overall equity markets and major equity indices continued to post negative returns. Continuing economic uncertainty and increased volatility caused by issues relating to corporate governance, accounting, and geopolitical uncertainties have created a difficult investment environment. During the period, smaller capitalization stocks generally outperformed larger capitalization stocks, and a value investment style continued to outperform growth.

The Portfolio delivered better results than the overall market in the first six months of 2002. The Portfolio maintained an overweighted stance in the consumer discretionary and consumer staples sectors, as it did in the first half of 2001. The Portfolio gradually reduced health care positions, especially in biotechnology and pharmaceutical stocks. The Portfolio's continued emphasis on industrial company investments, especially in the airfreight logistics and aerospace defense areas, proved to be prudent. Lack of earning visibility and continuing structural overcapacity reinforced the Portfolio's cautious weighting in telecommunications and information technology groups. The two aforementioned groups were de-emphasized last year as well.

The combined impact on performance of the Fund's investments and activities outside of the Portfolio was modestly negative during the period. The performance of the Fund trailed that of the Portfolio by approximately -1.8% for the six months ended June 30, 2002. The Fund's investments in real estate partnership preference units generally benefited from lower interest rates and tightening spreads in income-oriented securities, particularly in real estate related securities. The Fund's investments in real estate joint ventures suffered from continuing weakness in multifamily fundamentals in many U.S. markets, including those in which the ventures operate. The value of the Fund's holdings in interest rate swaps declined as interest rates fell. For the six months ended June 30, 2001, the performance of the Fund exceeded that of the Portfolio by approximately 1.1%.

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

As of June 30, 2002 and 2001, the unrealized depreciation related to the interest rate swap agreements was $55,015,865 and $24,359,646, respectively.

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

The Fund believes its more significant estimates and assumptions used in preparation of its consolidated financial statements are affected by its critical accounting policies for the Fund's real estate investments and interest rate swap contracts. Prices are not readily available for these types of investments and therefore they are valued as determined in good faith by Boston Management and Research (Investment Adviser) on an ongoing basis.

In estimating the value of the Fund's investments in real estate, the Investment Adviser takes into account all relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated market values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations for the real estate joint ventures, reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. The Investment Adviser, in determining the value of interest rate swaps, may consider among other things, dealer and counter-party quotes and pricing models.

The policies for real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belcrest Realty Corporation (BRC) fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. The value of interest rate swaps may be subject to wide swings in valuation caused by changes in interest rates and in the prices of the underlying instrument and the interest rate swap may be difficult to value since such instrument may be considered illiquid.

Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                       Interest Rate Sensitivity
                                          Principal (Notional) Amount by Contractual Maturity
                                                 For the Twelve Months Ended June 30,

                  2003-2005        2006                2007         Thereafter        Total                     Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
Long term debt
  variable rate
  Credit Facility              $831,367,888                                         $831,367,888                $831,367,888

Average interest
  rate                             2.31%                                                2.31%

Rate sensitive
  derivative financial
  instruments:
Pay fixed/receive
  variable interest rate
  swap contracts               $972,190,000                                         $972,190,000                $(55,015,865)

Average pay rate                   7.02%                                                7.02%

Average receive rate               2.31%                                                2.31%

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. THE FOLLOWING IS A LIST OF ALL EXHIBITS FILED AS PART OF THIS FORM 10Q:

     (a)  Exhibits
     21   List of subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer of its Manager, Eaton Vance Management thereunto duly authorized on August 14, 2002.

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