Form 10-K
period 2002-12-31
BELCREST CAPITAL FUND LLC
filed 2003-03-27
CIK 1070495

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002
                          Commission File No. 000-30509

                     Belcrest Capital Fund LLC (the "Fund")
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

     Massachusetts                                       04-3453080
 --------------------                            --------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

      The Eaton Vance Building
255 State Street, Boston, Massachusetts                                 02109
---------------------------------------                                 -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number:  617-482-8260

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on February 28, 2003 was $2,168,681,816.17. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant's manager, its executive officers and directors and persons holding 5% or more of the Registrant's Shares are affiliates.

                           Incorporation by Reference:
                           ---------------------------

     The financial statements contained in Registrant's Form 10-K filed with the Securities and Exchange Commission on March 27, 2002 (Accession No. 0000940394-02-000197) have been incorporated into the following Parts of this report: Part II and Part III.

                    The Exhibit Index is located on page 99.

                            Belcrest Capital Fund LLC

                               Index to Form 10-K

Item                                                                        Page

                                     Part I

1       Business...............................................................1
                Fund Overview..................................................1
                        Structure of the Fund..................................1
                        Fund Management........................................1
                        The Fund's Offering....................................1

                The Fund's Investment in Belvedere Capital Fund
                Company LLC and Tax-Managed Growth Portfolio...................2
                        The Company............................................2
                        The Portfolio..........................................2
                        The Portfolio's Investment Objective and Policies......2
                        The Portfolio's Tax Management Strategies..............3

                The Fund's Real Estate Investments through
                Belcrest Realty Corporation....................................3
                        Real Estate Joint Venture Investments..................4
                        Partnership Preference Units...........................5
                        Net Leased Properties..................................6
                        Organization of Belcrest Realty and the Real Estate
                        Joint Ventures.........................................6

                Fund Borrowings................................................6
                        Interest Rate Swap Agreements..........................7

                The Eaton Vance Organization...................................7

2       Properties.............................................................7

3       Legal Proceedings......................................................7

4       Submission of Matters to a Vote of Security Holders....................8

                                     Part II

5       Determining Net Asset Value, Market for Fund Shares and Related
        Shareholder Matters....................................................8
                Market Information, Restrictions on Transfers and
                Redemption of Shares...........................................8
                        Transfers of Fund Shares...............................8
                        Redemption of Fund Shares..............................8
                        Determining Net Asset Value............................9
                        Historic Net Asset Values.............................10

                Record Holders of Shares of the Fund..........................11
                Distributions.................................................11
                        Income and Capital Gain Distributions.................11
                        Special Distributions.................................11
                Recent Sales of Unregistered Securities.......................12

6       Selected Financial Data...............................................13
                Table of Selected Financial Data..............................13

7       Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................14
                Results of Operations.........................................14
                        Performance of the Fund...............................15
                        Performance of the Portfolio..........................15
                        Performance of Real Estate Investments................16
                        Performance of Interest Rate Swaps....................16
                Liquidity and Capital Resources...............................17
                        Outstanding Borrowings................................17
                        Liquidity.............................................17
                Critical Accounting Policies..................................17

7A      Quantitative and Qualitative Disclosures About Market Risk............18
                Quantitative Information About Market Risk....................18
                        Interest Rate Risk....................................18
                Qualitative Information About Market Risk.....................22
                        Risks Associated with Equity Investing................22
                        Risks of Investing in Foreign Securities..............22
                        Risks of Certain Investment Techniques................22
                        Risks of Real Estate Investments......................23
                        Risks of Leverage.....................................25

8       Financial Statements and Supplementary Data...........................25

9       Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures..................................26

                                    Part III

10      Directors and Executive Officers......................................26
                Directors and Executive Officers of Eaton Vance, Inc..........27

11      Executive Compensation................................................27
                The Fund's Investment Advisory and Administrative Fee.........27
                Belcrest Realty's Management Fee..............................28
                The Portfolio's Investment Advisory Fee.......................28

12      Security Ownership of Certain Beneficial Owners and Management........28
                Security Ownership of Certain Beneficial Owners...............28
                Security Ownership of Management..............................28
                Changes in Control............................................28

13      Certain Relationships and Related Transactions........................28
                Servicing Fees Paid by the Company............................28
                Servicing Fees Paid by the Fund...............................29
                Distribution Fees Paid to EV Distributors.....................29
                Redemption Fees...............................................29

14      Controls and Procedures...............................................29

                                     Part IV

15      Exhibits, Financial Statements and Reports on Form 8-K................30

FINANCIAL STATEMENTS..........................................................32

SIGNATURES....................................................................96

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002...................................................................97

EXHIBIT INDEX.................................................................99

                                     PART I
                                     ------

Item 1. Business.
-----------------

FUND OVERVIEW. Belcrest Capital Fund LLC (the "Fund") is a private investment company organized to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund's investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund ("Shareholders"). The Fund, a Massachusetts limited liability company, commenced its investment operations on November 24, 1998. Limited liability company interests of the Fund ("Shares") were issued to Shareholders at seven closings during 1998 and 1999. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund (the "exchange transaction"). The Fund discontinued offering Shares on October 22, 1999 and no future offering is anticipated.

STRUCTURE OF THE FUND. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the "Code"). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund's assets (calculated in the manner prescribed) may consist of "stocks and securities" as defined in the Code. To meet this requirement, the Fund invests at least 20% of its assets as so determined in certain real estate investments (see "The Fund's Real Estate Investments through Belcrest Realty Corporation" below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see "The Fund's Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio" below). The Fund acquires its real estate investments with borrowed funds, as described below under "Fund Borrowings".

There is no trading market for the Fund's Shares. As described further under "Redemption of Fund Shares" in Item 5(a), Fund Shares may be redeemed on any business day. The Fund plans to satisfy redemption requests principally by distributing securities, but may also distribute cash. The value of securities and cash distributed to satisfy a redemption will equal the net asset value of the number of Shares being redeemed.

The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 22% of the amount of its net realized capital gains, if any, other than precontribution gain. The Fund's income distributions are not expected to be significant. The Fund intends to pay distributions (if any) on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. See "Distributions" in
Item 5(c).

FUND MANAGEMENT. The manager of the Fund is Eaton Vance Management ("Eaton Vance"), a Massachusetts business trust registered as an investment adviser. Eaton Vance and its wholly-owned subsidiary, Boston Management and Research ("Boston Management"), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolios in which the Fund invests. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 170 investment companies, as well as individual and institutional investors. As of December 31, 2002, Eaton Vance and its affiliates managed approximately $55 billion on behalf of clients.

THE FUND'S OFFERING. Shares of the Fund were privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act of 1933, as amended, (the "Securities Act") who were "qualified purchasers" (as defined in Section 2(a)(51)(A) of the Investment Company Act of 1940, as amended (the "1940 Act")). The offering was conducted by Eaton Vance Distributors, Inc., a wholly-owned subsidiary of Eaton Vance, ("EV Distributors") as placement agent and by certain subagents appointed by EV Distributors. The Shares were offered and sold in reliance upon an exemption from registration provided by Rule 506 under the Securities Act. The Fund issued Shares to Shareholders at closings taking place on November 24, 1998, February 23, 1999, April 29, 1999, July 28, 1999, September 7, 1999, September 29, 1999 and October 22, 1999. At the seven closings, an aggregate of 33,519,481 Shares were issued in exchange for Shareholder contributions totaling $3.6 billion.

THE FUND'S INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC AND TAX-MANAGED GROWTH PORTFOLIO. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (the "Company"), a Massachusetts limited liability company, in exchange for shares of the Company. The Company then contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the "Portfolio") in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $14.6 billion as of December 31, 2002. As of December 31, 2002, the Fund's investment in the Portfolio through the Company had a value of approximately $2.4 billion (equal to approximately 64.8% of the Fund's total assets on a consolidated basis).

THE COMPANY. As of December 31, 2002, the investment assets of the Company consisted exclusively of an interest in the Portfolio with a value of $8.8 billion. As of such date, the Fund owned approximately 27.7% of the Company's outstanding shares. The other investors in the Company include five other investment funds sponsored by the Eaton Vance organization, as well as qualified individual investors who acquired shares of the Company in exchange for portfolios of acceptable securities. Under the 1940 Act, the Fund is permitted to invest through the Company in the Portfolio, but it does not satisfy the conditions of the 1940 Act for investing directly in the Portfolio.

THE PORTFOLIO. The Portfolio was organized in 1995 as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund 1.0 (formerly Capital Exchange Fund), a mutual fund established in 1966 and managed from inception for long-term, after-tax returns. As of December 31, 2002, investors in the Portfolio included seven investors in addition to the Company, four of which acquire interests in the Portfolio with cash on a continuous basis. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2002, the Company owned approximately 60.1% of the Portfolio. The Fund invests in the Portfolio because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly.

THE PORTFOLIO'S INVESTMENT OBJECTIVE AND POLICIES. The investment objective of the Portfolio is to achieve long-term, after-tax returns for its investors by investing in a diversified portfolio of equity securities. The Portfolio emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. The Portfolio seeks to invest in a broadly diversified portfolio of stocks and to invest primarily in established companies with characteristics of above-average growth, predictability and stability that are acquired with the expectation of being held for a period of years. Under normal market conditions, the Portfolio will invest primarily in common stocks. The Portfolio acquires securities through contributions from the Company and by purchasing securities with cash invested in the Portfolio by other investors.

Although the Portfolio may, in addition to investing in common stocks, invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a portion of its assets in U.S. government obligations and high quality short-term notes. The Portfolio's holdings represent a number of different industries. Not more than 25% of the Portfolio's assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.

THE PORTFOLIO'S TAX MANAGEMENT STRATEGIES. In its operations, the Portfolio seeks to achieve long-term, after-tax returns in part by minimizing the taxes incurred by investors in the Portfolio in connection with the Portfolio's investment income and realized capital gains. Taxes on investment income are minimized by investing primarily in lower-yielding securities. Taxes on realized capital gains are minimized by avoiding or minimizing the sale of securities holdings with large accumulated capital gains. The Portfolio generally seeks to avoid realizing short-term capital gains.

When a decision is made to sell a particular appreciated security, the Portfolio will select for sale the share lots resulting in the most favorable tax treatment, generally those with holding periods sufficient to qualify for long-term capital gain treatment that have the highest cost basis. The Portfolio may, when deemed prudent by its investment adviser, sell securities to realize capital losses that can be used to offset realized gains. While the Portfolio generally retains the securities contributed to the Portfolio by the Company, the Portfolio has the flexibility to sell contributed securities. Securities acquired by the Portfolio with cash may be sold in accordance with the tax-management strategies described above. In lieu of selling a security, the Portfolio may hedge its exposure to that security by using the techniques described below. The Portfolio also disposes of contributed securities through its practice of settling redemptions by a distribution of securities as described in Item 5(a) under "Redemption of Fund Shares". As described in Item 5(a), settling redemptions with securities may result in certain tax benefits to the Portfolio, the Company, the Fund and the redeeming Shareholder.

To protect against price declines in securities holdings with large accumulated capital gains, the Portfolio may use various investment techniques, including, but not limited to, the purchase of put options on securities held, equity collars (combining the purchase of a put option and the sale of a call option), equity swaps, covered short sales, forward sales of stocks held, and the purchase and sale of futures contracts on stocks and stock indexes and options thereon. By using these techniques rather than selling such securities, the Portfolio can, within certain limits, reduce its exposure to price declines in the securities without realizing substantial capital gains under current tax law.

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days after the end of the taxable year of the Portfolio in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. At December 31, 2002, the Portfolio held three short positions on a security with a combined value equal to approximately 0.3% of the Portfolio's net assets. The Portfolio paid commissions totaling approximately $30,000 in connection with these short sales. The Portfolio did not otherwise employ any of the techniques described above during the year ended December 31, 2002.

THE FUND'S REAL ESTATE INVESTMENTS THROUGH BELCREST REALTY CORPORATION. Separate from its investment in the Portfolio through the Company, the Fund invests in certain real estate investments through its subsidiary, Belcrest Realty Corporation ("Belcrest Realty"). As referred to above under "Fund Overview - Structure of the Fund", the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2002, the consolidated real estate assets of Belcrest Realty totaled $1.2 billion. The Fund's consolidated real estate investments represented 32.1% of the Fund's assets on a consolidated basis at December 31, 2002. The Fund acquired its real estate investments with borrowed funds, as described below under "Fund Borrowings". The Fund seeks a return on its real estate investments over the long-term that exceeds the cost of the borrowings incurred to acquire such investments.

At December 31, 2002, Belcrest Realty invested in real estate joint ventures ("Real Estate Joint Ventures") that are controlled by Belcrest Realty, in a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts ("REITs") that are publicly traded ("Partnership Preference Units") and properties subject to a long-term triple net lease ("Net Leased Properties"). As of December 31, 2002, approximately 50.3% of the consolidated real estate investments of Belcrest Realty were Real Estate Joint Venture assets, approximately 45.7% were investments in Partnership Preference Units and approximately 4.0% were Net Leased Properties.

In the future, Belcrest Realty may invest in other types of real estate investments. Belcrest Realty may purchase real estate investments from, and sell them to, other investment funds sponsored by the Eaton Vance organization and REIT subsidiaries of such investment funds that are similar to Belcrest Realty. Certain of the Partnership Preference Units and one Real Estate Joint Venture owned by Belcrest Realty at December 31, 2002 were acquired from such REIT subsidiaries. During the fiscal year ended December 31, 2002, Belcrest Realty sold its interest in two other Real Estate Joint Ventures, Bel Apartment Properties Trust and Bel Communities Property Trust, to a REIT subsidiary of another investment fund sponsored by Eaton Vance.

Boston Management serves as manager of Belcrest Realty. In that capacity, Boston Management manages the investment and reinvestment of Belcrest Realty's assets and administers its affairs.

REAL ESTATE JOINT VENTURE INVESTMENTS. At December 31, 2002, Belcrest Realty owned a controlling interest in two Real Estate Joint Ventures, Bel Alliance Properties, LLC ("Bel Alliance") and Casco Property Trust, LLC ("Casco"). As noted above, during 2002, Belcrest Realty sold its interest in two other Real Estate Joint Ventures. As a result of those sales, Belcrest Realty realized a total net loss of approximately $4.9 million. See Note 5 to the Fund's Consolidated Financial Statements as of December 31, 2002 incorporated by reference into Item 8.

The day-to-day operating management of each Real Estate Joint Venture is provided by the real estate operating company (the "Operating Partner") that is the principal minority investor in the Real Estate Joint Venture. A board of managers controlled by Belcrest Realty oversees the performance of the Operating Partner and controls the major decisions of the Real Estate Joint Venture.

The assets of the Real Estate Joint Ventures consist of a total of 49 multifamily residential properties acquired from or in conjunction with the Operating Partner of the Real Estate Joint Venture. See Item 2. Distributable cash flows from each Real Estate Joint Venture are allocated in a manner that provides Belcrest Realty: 1) a priority position versus the Operating Partner with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belcrest Realty and a subordinated preferred return of the Operating Partner.

Financing for the Real Estate Joint Ventures consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures that generally are without recourse to Belcrest Realty and the Fund. Both Belcrest Realty and the Operating Partner invested equity in the Real Estate Joint Ventures. Belcrest Realty's equity in the Real Estate Joint Ventures was acquired using the proceeds of Fund borrowings. At acquisition, Belcrest Realty's equity investment in Bel Alliance and Casco was $72.7 million and $43.4 million, respectively.

The Operating Partner of Bel Alliance is Alliance GD GT, LLC, an affiliate of Alliance Holdings LLC ("Alliance"). Alliance, a privately owned real estate company with management operating headquarters in Houston, Texas, is one of the largest owners and operators of multifamily residential communities in the United States. Alliance specializes in middle-income market-rent communities, predominantly in the Southeastern and Southwestern portions of the country. Alliance maintains regional management and construction offices in Dallas, Texas, Greenville, South Carolina and Charlotte, North Carolina and currently operates more than 52,000 apartment units in nineteen states. Alliance owns 42% of the issued and outstanding shares of Bel Alliance that are entitled to Board representation.

The Operating Partner of Casco is Archstone-Smith Operating Trust. Archstone-Smith Trust ("Archstone-Smith"), the sole trustee of Archstone-Smith Operating Trust, is a publicly owned REIT focused on the operation, development, redevelopment, acquisition and long-term ownership of garden apartment communities and high-rise apartment properties in the United States. Archstone-Smith is one of the nation's leading owners, operators, developers and acquirers of apartments, with 287 garden-style and high-rise apartment properties in protected locations in major metropolitan areas across the country as of December 31, 2002. With a total market capitalization of approximately $9.1 billion at December 31, 2002, Archstone-Smith owns or has an ownership position in 99,840 apartment units, including 2,295 units under construction as of December 31, 2002. Archstone-Smith's corporate headquarters are located in Englewood, Colorado. Archstone-Smith is traded on the New York Stock Exchange under the symbol "ASN". Archstone-Smith owns 25% of the issued and outstanding shares of Casco that are entitled to Board representation.

The Real Estate Joint Ventures include a buy/sell provision that can be activated by either Belcrest Realty or the Operating Partner after a fixed period of years. Pursuant to the buy/sell provision entered into at the time Bel Alliance was established, either Belcrest Realty or the Bel Alliance Operating Partner can give notice after March 17, 2010 either to buy the other's equity interest in Bel Alliance or to sell its own equity interest in Bel Alliance. Casco has a similar buy-sell provision, between Belcrest Realty and the Casco Operating Partner. The Casco buy/sell provision can be invoked after November 23, 2010.

A purchase or sale pursuant to a buy/sell provision would be made at a negotiated price. The agreement containing the buy/sell provision applicable to a Real Estate Joint Venture continues indefinitely, but could be terminated upon the receipt of the requisite approval of the owners of the voting interests in the Real Estate Joint Venture. The sale to Belcrest Realty by the Operating Partner of the Operating Partner's interest in Bel Multifamily or Casco would not affect the REIT qualification of Bel Multifamily or Casco, respectively. If Belcrest Realty were to dispose of its interest in a Real Estate Joint Venture pursuant to a buy/sell provision, it may acquire a different real estate investment to replace the investment sold.

PARTNERSHIP PREFERENCE UNITS. Belcrest Realty's investments in Partnership Preference Units represent preferred equity interests in real estate operating partnerships that are affiliated with publicly traded REITs. The assets of the partnerships that issue the Partnership Preference Units owned by Belcrest Realty consist of direct or indirect ownership interests in real properties, including manufactured home communities, multifamily properties, office buildings, self-storage facilities, golf course properties, regional malls and community shopping centers. The Partnership Preference Units owned by Belcrest Realty as of December 31, 2002 are described in Item 7A and in the Consolidated Portfolio of Investments included in the Fund's Financial Statements, which are incorporated by reference into Item 8.

Each issue of Partnership Preference Units held by Belcrest Realty pays regular quarterly distributions at fixed rates from the net profits of the issuing partnership and Belcrest Realty has a preferred interest in such distributions. Belcrest Realty acquired its Partnership Preference Units in private transactions from the issuers of such units or from subsidiaries of other investment funds sponsored by Eaton Vance. None of the issues of Partnership Preference Units is or will be registered under the Securities Act and each issue is thus subject to restrictions on transfer.

Belcrest Realty will acquire Partnership Preference Units issued by partnerships that are not publicly-traded partnerships within the meaning of Code Section 7704(b). When acquired, Partnership Preference Units will have a remaining life of at least five years (subject to earlier call provisions) and will not, by their terms, be readily convertible or exchangeable into cash or securities of the affiliated public company. Partnership Preference Units are not rated by a nationally-recognized rating agency, and such interests may not be as high in quality as issues that are rated investment grade.

NET LEASED PROPERTIES. At December 31, 2002, Belcrest Realty owned Net Leased Properties consisting of two suburban office buildings leased to a single tenant under a triple net lease. Belcrest Realty owns these properties through its wholly owned subsidiary, Bel Santa Ana LLC ("Bel Santa Ana"). Bel Santa Ana's properties are financed by fixed-rate secured mortgage debt obligations of Bel Santa Ana that generally are without recourse to Belcrest Realty and the Fund. Belcrest Realty's equity in Bel Santa Ana was acquired using the proceeds of Fund borrowings.

Net Leased Properties held by Belcrest Realty are leased on a long-term basis to one tenant that is obligated to pay rent sufficient to service the associated mortgage debt and to pay all costs and expenses associated with operation and maintenance of the property, including real estate taxes, repairs and insurance. The tenant has also generally indemnified the owner of Net Leased Properties against liabilities in connection with the properties. Because all or substantially all of the rental payments are dedicated to debt service, realized returns on Belport Realty's investments in Net Leased Properties generally are deferred until the properties are sold or re-leased following the initial lease term.

ORGANIZATION OF BELCREST REALTY AND THE REAL ESTATE JOINT VENTURES. Belcrest Realty and each Real Estate Joint Venture operate in such a manner as to qualify for taxation as a REIT under the Code. As REITs, Belcrest Realty and each Real Estate Joint Venture generally are not subject to federal income tax on that portion of their ordinary income or taxable gain that is distributed to stockholders each year. The Fund owns 100% of the common stock issued by Belcrest Realty, and intends to hold all of Belcrest Realty's common stock at all times. Belcrest Realty and the respective Operating Partner own all of the common shares or similar interests of each Real Estate Joint Venture.

Belcrest Realty and each Real Estate Joint Venture also have issued preferred shares to satisfy certain requirements of the Code relating to qualification as a REIT. The preferred shares of each such entity are owned by approximately 105 charitable organizations. As of December 31, 2002, the total value of the preferred shares of Belcrest Realty, Bel Alliance and Casco was $210,000, $210,000 and $216,000, respectively. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8% per year. The dividends paid on preferred shares have priority over payments on common shares. For the fiscal year ended December 31, 2002, Belcrest Realty, Bel Alliance and Casco paid distributions to preferred shareholders of $16,800, $16,800 and $17,280, respectively.

FUND BORROWINGS. The Fund's investments in Partnership Preference Units and its equity in Real Estate Joint Ventures and Net Leased Properties held through Belcrest Realty are financed using borrowings under a seven-year revolving credit facility (the "Credit Facility"), which includes the ability for the Fund to utilize letters of credit, established with Merrill Lynch International Bank Limited. Borrowings under the Credit Facility are at an annual rate of LIBOR plus 0.45%, based on interest periods of one month to five years as selected by the Fund and fees on letters of credit are charged at a rate of 0.80% per annum. Interest on outstanding borrowings is payable at the end of each interest period, but not less frequently than semi-annually. The Fund also pays a commitment fee of 0.10% on the unused loan commitment amount. As of December 31, 2002, outstanding borrowings under the Credit Facility totaled $779.35 million. There were no amounts outstanding under letters of credit. The unused loan commitment amount was $370.65 million.

The Fund's obligations under the Credit Facility are secured by a pledge of substantially all of its assets. Obligations under the Credit Facility are without recourse to Fund Shareholders. As described above, financing for the Real Estate Joint Ventures consists primarily of fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures that generally are without recourse to Belcrest Realty and the Fund.

INTEREST RATE SWAP AGREEMENTS. The Fund has entered into cancelable interest rate swap agreements (the "swap agreements") with Merrill Lynch Capital Services, Inc. ("MLCS") to fix the cost of borrowings under the Credit Facility used to acquire Belcrest Realty's equity in its real estate investments. The Fund has the right to terminate the swap agreements beginning in 2003, generally at dates corresponding approximately to the initial call dates of the Partnership Preference Units held by Belcrest Realty. MLCS is a secured party under the Credit Facility. See Note 7 to the Fund's Consolidated Financial Statements incorporated by reference into Item 8.

THE EATON VANCE ORGANIZATION. The Eaton Vance organization sponsors the Fund. Eaton Vance serves as the Fund's manager. Boston Management serves as the Fund's investment adviser and as manager of Belcrest Realty. EV Distributors served as the Fund's placement agent. The Fund's business affairs are conducted by Eaton Vance (as its manager) and its investment operations are conducted by Boston Management (as its adviser). The Fund's officers are employees of Eaton Vance. Eaton Vance, Boston Management and EV Distributors are indirect wholly-owned subsidiaries of Eaton Vance Corp. ("EVC"), a publicly-held holding company, which through its affiliates and subsidiaries engages primarily in investment management, administration and marketing activities.

As noted above, the Fund pursues its objective primarily by investing in the Company. The Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of the Company. EV Distributors acts as placement agent for the Company and the Portfolio. As of December 31, 2002, the assets of the Fund represented approximately 6.6% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at 255 State Street, Boston, Massachusetts 02109.

Item 2. Properties.
-------------------

The Fund does not own any physical properties, other than indirectly through Belcrest Realty's investments in Partnership Preference Units and Belcrest Realty's controlled subsidiaries. At December 31, 2002, Belcrest Realty owned a controlling interest in two Real Estate Joint Ventures, Bel Alliance and Casco, and Bel Santa Ana, the assets of which are reflected in the consolidated financial statements of the Fund. Bel Alliance owns forty-one multifamily residential properties located in seven states (Texas, Virginia, Maryland, Georgia, Alabama, North Carolina and Florida). Casco owns eight multifamily residential properties, located in five states (North Carolina, Tennessee, Florida, Georgia and Texas). Bel Santa Ana owns two suburban office buildings in Santa Ana, California, which are leased to a single tenant under a triple net lease. As of December 31, 2002, Belcrest Realty held investments in Partnership Preference Units of twelve issuers.

Item 3. Legal Proceedings.
--------------------------

Although in the ordinary course of business, the Fund, Belcrest Realty and Belcrest Realty's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No items were submitted to a vote of security holders during the fiscal year ended December 31, 2002.

                                     PART II
                                     -------

Item 5. Determining Net Asset Value, Market for Fund Shares and Related Shareholder Matters.
--------------------------------------------------------------------------------

This Item and other Items in this report contain summaries of certain provisions contained in the Amended and Restated Operating Agreement of the Fund (the "LLC Agreement"), which was filed as an exhibit to the Fund's registration statement on Form 10. All such summaries are qualified in their entirety by the actual provisions of the LLC Agreement, which are incorporated by reference herein.

(a) Market Information, Restrictions on Transfers and Redemption of Shares.
---------------------------------------------------------------------------

TRANSFERS OF FUND SHARES. There is no established public trading market for the Shares of the Fund. Other than transfers to the Fund in a redemption, transfers of Shares are expressly prohibited by the LLC Agreement of the Fund without the consent of Eaton Vance. Eaton Vance's consent to a transfer may be withheld in its sole discretion for any reason or for no reason.

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

The Fund is not and will not be registered under the 1940 Act, and no transfer of Shares may be made if, as determined by Eaton Vance or counsel to the Fund, such transfer would result in the Fund being required to be registered under the 1940 Act. In addition, no transfer of Shares may be made unless, in the opinion of counsel for the Fund, such transfer would not result in termination of the Fund for purposes of Section 708 to the Code or result in the classification of the Fund as an association or a publicly traded partnership taxable as a corporation under the Code.

In no event shall all or any part of a Shareholder's Shares be assigned to a minor or an incompetent, unless in trust for the benefit of such person. Shares may be sold, transferred, assigned or otherwise disposed of by a Shareholder only if it is determined by Eaton Vance or counsel to the Fund that such transfer, assignment or disposition would not violate federal securities or state securities or "blue sky" laws (including investor qualification standards).

There are no outstanding options or warrants to purchase, or securities convertible into, Shares of the Fund. Shares of the Fund cannot be sold pursuant to Rule 144 under the Securities Act, and the Fund does not propose to publicly offer any of its Shares at any time.

REDEMPTION OF FUND SHARES. Shares of the Fund may be redeemed on any business day. The redemption price of Shares that are redeemed is based on the net asset value next computed after receipt of the redemption request.

The Fund plans to satisfy redemption requests principally by distributing securities drawn from the Portfolio, but may also distribute cash. If requested by a redeeming Shareholder, the Fund will satisfy a redemption request by distributing securities that were contributed by the redeeming Shareholder, provided that such securities are held in the Portfolio at the time of redemption. The securities contributed by a Shareholder will not be distributed to any other Shareholder in the Fund (or to any other investor in the Company or the Portfolio) during the first seven years following their contribution unless the contributing Shareholder has withdrawn from the Fund.

Under most circumstances, a redemption from the Fund that is settled with securities as described herein will not result in the recognition of capital gains by the Fund or by the redeeming Shareholder. The redeeming Shareholder would generally recognize capital gains upon the sale of the securities received upon the redemption. If a redeeming Shareholder receives cash in addition to securities to settle a redemption, the amount of cash received will be taxable to the Shareholder to the extent it exceeds such Shareholder's tax basis in Fund Shares. Shareholders should consult their tax advisors about the tax consequences of redeeming Fund Shares.

A Shareholder redemption request within seven years of a contribution of securities by such Shareholder will ordinarily be satisfied by distributing securities that were contributed by such Shareholder, prior to distributing to such Shareholder any other securities held in the Portfolio. Securities contributed by a Shareholder may be distributed to other Shareholders in the Fund (or to other investors in the Company or the Portfolio) after a holding period of at least seven years and, if so distributed, would not be available to meet subsequent redemption requests made by the contributing Shareholder.

If requested by a redeeming Shareholder making a redemption of at least $1 million occurring more than seven years after such Shareholder's admission to the Fund, the Fund will generally distribute to the redeeming Shareholder a diversified basket of securities representing a range of industry groups that is drawn from the Portfolio, but the selection of individual securities would be made by Boston Management in its sole discretion. No interests in Real Estate Joint Ventures, Partnership Preference Units, Net Leased Properties or other real estate investments held by Belcrest Realty will be distributed to meet a redemption request, and "restricted securities" will be distributed only to the Shareholder who contributed such securities or such Shareholder's successor in interest.

Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to be distributed will be at the sole discretion of Boston Management. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed. The Fund's Credit Facility prohibits the Fund from honoring redemption requests while there is an event of default outstanding under the Credit Facility.

The Fund may compulsorily redeem all or a portion of the Shares of a Shareholder if the Fund has determined that such redemption is necessary or appropriate to avoid registration of the Fund or the Company under the 1940 Act, or to avoid adverse tax or other consequences to the Portfolio, the Company, the Fund or Fund Shareholders.

A capital account for each Shareholder is maintained on the books of the Fund. The account reflects the value of such Shareholder's interest in the Fund, which is adjusted for profits, liabilities and distributions allocable to such account in accordance with Article 6 of the Fund's LLC Agreement. Subject to the consent of the manager of the Fund, a Shareholder may make an estate freeze election pursuant to which all or a portion of such Shareholder's Shares will be divided into Preferred Shares and Common Shares ("Estate Freeze Shares"). Such division will be made in accordance with the terms of the LLC Agreement. Estate Freeze Shares are not transferable without the consent of the Fund's manager and have no redemption rights or voting or consent rights.

DETERMINING NET ASSET VALUE. Boston Management, as investment adviser, is responsible for determining the value of the Fund's assets. The Fund's custodian, Investors Bank & Trust Company, calculates the value of the assets of the Fund, the Company and the Portfolio each day that the New York Stock Exchange ("NYSE") is open for trading, as of the close of regular trading on the NYSE. The Fund's net asset value per Share is calculated by dividing the value of the Fund's total assets, less its liabilities, by the number of Shares outstanding.

The Fund's net assets are valued in accordance with the Fund's valuation procedures and reflect the value of its directly-held assets and liabilities, as well as the net asset value of the Fund's investment in the Portfolio held through the Company and in real estate investments held through Belcrest Realty. The Trustees of the Portfolio have established the following procedures for the fair valuation of the Portfolio's assets under normal market conditions. Marketable securities listed on foreign or U.S. securities exchanges or on the NASDAQ National Market System generally are valued at closing sale prices or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded or on such National Market System (such prices may not be used, however, where an active over-the-counter market in an exchange listed security better reflects current market value).

Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. An option is valued at the last sale price as quoted on the principal exchange or board of trade on which such option or contract is traded, or in the absence of a sale, at the mean between the last bid and asked prices. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. If securities were acquired with a remaining maturity of more than 60 days, their amortized cost value will be based on their value on the sixty-first day prior to maturity. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. All other securities are valued at fair value as determined in good faith by or at the direction of the Portfolio's Trustees.

Generally, trading in the foreign securities owned by the Portfolio is substantially completed each day at various times prior to the close of the NYSE. The values of these securities used in determining the net asset value of the Portfolio generally are computed as of such times. Occasionally, events affecting the value of foreign securities may occur between such times and the close of the NYSE, which will not be reflected in the computation of the Portfolio's net asset value (unless the Portfolio deems that such events would materially affect its net asset value, in which case an adjustment would be made and reflected in such computation). Foreign securities and currency held by the Portfolio will be valued in U.S. dollars; the Portfolio's custodian will compute such values based on foreign currency exchange rate quotations supplied by an independent quotation service. The Fund's real estate investments will be valued each day as determined in good faith by Boston Management, as investment adviser to Belcrest Realty, after consideration of relevant factors, data and information. The procedures for valuing Belcrest Realty's assets are described in Item 7A(b) under "Risks of Real Estate Investments". Boston Management values the Fund's interest rate swap agreements based upon dealer and counterparty quotes and pricing models.

HISTORIC NET ASSET VALUES. Set forth below are the high and low net asset values ("NAVs") per Share of the Fund for each full quarter during the two fiscal years ended December 31, 2002 and 2001, the closing NAV on the last business day of each full quarter, and the percentage change in NAV during each such quarter.

                                                                                         Quarterly
                                                                    NAV at             % Change in
Quarter Ended          High NAV               Low NAV           Quarter End               NAV (1)
-------------          --------               -------           -----------             ---------
    12/31/02            $ 87.47                $ 74.09             $ 82.94                 6.02%
     9/30/02            $ 92.51                $ 74.08             $ 78.23               -16.18%
     6/30/02            $107.00                $ 91.94             $ 93.33               -12.87%
     3/31/02            $110.23                $100.85             $107.12                 0.13%
    12/31/01            $110.82                $ 95.37             $106.98                12.27%
     9/30/01            $114.68                $ 89.19             $ 96.04               -15.67%
     6/30/01            $120.88                $101.00             $113.89                 6.71%
     3/31/01            $123.11                $102.09             $106.73               -11.28%

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, if redeemed, may be worth more or less than their original cost. Changes in NAV are historical. For more information about the performance of the Fund, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

(b) Record Holders of Shares of the Fund.
-----------------------------------------

As of March 14, 2003, there were 1,094 record holders of Shares of the Fund.

(c) Distributions.
------------------

INCOME AND CAPITAL GAIN DISTRIBUTIONS. The Fund intends to distribute each year the amount of its net investment income for such year, if any. The Fund also intends to make annual capital gain distributions equal to approximately 22% of the amount of its net realized capital gains, if any, other than precontribution gain. The Fund's net investment income and net realized gains include the Fund's allocated share of the net investment income and net realized gains of Belcrest Realty, the Company and, indirectly, the Portfolio. Because the Portfolio invests primarily in lower yielding securities, seeks to avoid short-term capital gains and bears certain ongoing expenses, it is not expected that income distributions will be significant. The Fund intends to pay distributions (if any) on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter.

Shareholder distributions with respect to net investment income and realized post-contribution gains will be made pro rata in proportion to the number of Shares held as of the record date of the distribution. All distributions (including Special Distributions described below) are paid by the Fund in cash. Distributions are generally not taxable to the recipient Shareholder unless the distributions exceed the recipient Shareholder's tax basis in Fund Shares. The Fund's Credit Facility prohibits the Fund from making any distribution to Shareholders while there is an event of default outstanding under the Credit Facility.

The Fund's distribution rates with respect to realized gains may be adjusted at a future time to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains. On January 17, 2003, the Fund made a distribution of $0.43 per Share to Shareholders of record on January 16, 2003. The Fund made no distributions in 2002. On December 31, 2001, the Fund made a distribution of $0.85 per Share to Shareholders of record on December 28, 2001.

SPECIAL DISTRIBUTIONS. In addition to the capital gain distributions described above, the Fund also makes distributions whenever a Shareholder recognizes a precontribution gain (other than precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder) (a "Special Distribution"). Special Distributions generally equal approximately 22% of the amount of realized precontribution gains plus approximately 6% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due in connection with the precontribution gain and Special Distributions. Special Distributions will be made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder in connection with a tender offer or other extraordinary corporate event involving a security contributed by such Shareholder. The Fund made no Special Distributions during the fiscal years ended December 31, 2002 and December 31, 2001.

(d) Recent Sales of Unregistered Securities.
--------------------------------------------

The Fund held its initial closing on November 24, 1998, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $517.6 million in exchange for an aggregate of 5,150,225.046 Shares of the Fund.* Shares of the Fund were issued in the initial closing at $100 per Share (less any applicable selling commission).

The Fund held a second closing on February 23, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $668.4 million in exchange for an aggregate of 6,122,657.185 Shares of the Fund. The Fund held a third closing on April 29, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $435.7 million in exchange for an aggregate of 3,823,915.545 Shares of the Fund. The Fund held a fourth closing on July 28, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $804.3 million in exchange for an aggregate of 7,051,661.181 Shares of the Fund. The Fund held a fifth closing on September 7, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $358.8 million in exchange for an aggregate of 3,185,637.791 Shares of the Fund. The Fund held a sixth closing on September 29, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $743.9 million in exchange for an aggregate of 7,058,869.442 Shares of the Fund. The Fund held a seventh and final closing on October 22, 1999, at which time qualified purchasers contributed equity securities with an aggregate exchange value of $117.3 million in exchange for an aggregate of 1,126,514.900 Shares of the Fund.

In connection with each of the closings, Shares of the Fund were privately offered and sold only to accredited investors who were qualified purchasers in the manner described in Item 1. Shares were issued at each of the foregoing closings after the initial closing at a price per share based on the Fund's net asset value per share determined as of the close of the NYSE on the business day immediately preceding the closing.




*Prior to the initial closing, Eaton Vance purchased 100 Shares of the Fund for $10,000. No selling commission applied to such purchase.

Item 6. Selected Financial Data.
--------------------------------

TABLE OF SELECTED FINANCIAL DATA. The Fund commenced its investment operations on November 24, 1998. The consolidated data referred to below reflects the Fund's results for the fiscal years ended December 31, 2002, 2001, 2000 and 1999 and the period from November 24, 1998 through December 31, 1998. The other consolidated data referred to below is as of each period end.

                                  Fiscal Year Ended    Fiscal Year Ended   Fiscal Year Ended  Fiscal Year Ended      Period Ended
                                     December 31,         December 31,        December 31,      December 31,         December 31,
                                        2002                2001(1)             2000(1)           1999(1)              1998(1)
                                        ----                -------             -------           -------              -------

Total investment income              $206,765,898        $250,853,962        $184,443,819       $69,398,141          $1,303,798

Interest expense                     $115,541,475        $134,032,209        $106,481,607       $39,181,865          $1,006,805

Net expenses
(including interest expense)         $195,358,085        $229,073,784        $163,858,005       $53,487,074          $1,918,650

Net investment income (loss)           $7,667,871         $14,590,851         $16,188,469       $15,911,067           $(614,852)

Minority interests in net
income of controlled
subsidiaries                          $(3,739,942)        $(7,189,327)        $(4,397,345)               -0-                 -0-

Net realized gain (loss)              $(9,840,298)       $(16,943,650)        $59,911,984      $(20,032,514)          $(233,937)

Net change in unrealized
appreciation (depreciation)         $(703,380,380)      $(391,295,157)        $23,202,514      $351,001,290         $30,412,330

Net increase (decrease) in net
assets from operations              $(705,552,807)      $(393,647,956)        $99,302,967      $346,879,843         $29,563,541

Total assets                       $3,739,213,213      $5,080,577,302      $5,597,503,897    $5,066,809,383        $711,459,486

Loan payable                         $779,350,000        $884,350,000      $1,006,250,000    $1,130,000,000        $165,000,000

Mortgages payable                    $541,017,537        $773,645,268        $656,186,131                -0-                 -0-

Net assets                         $2,299,491,532      $3,253,990,369      $3,807,101,131    $3,920,612,531        $544,202,835

Shares outstanding                     27,724,437          30,417,292          31,646,617        33,007,386           5,148,858

Net asset value and
redemption price per Share                 $82.94             $106.98             $120.30           $118.78             $105.69

Net increase (decrease) in net
assets from operations per Share          $(24.04)            $(12.47)              $2.76            $14.00               $5.74

Distribution paid per Share                 $0.00(3)            $0.85               $1.24(2)          $0.91               $0.05

(1) Certain amounts have been reclassified to conform with the current year presentation.
(2) Special Distributions of $0.14 per Share were paid during the year ended December 31, 2000. Special Distributions are not made on a pro rata basis. See Item 5(c).
(3) The Fund made a distribution of $0.43 per Share to Shareholders of record on January 16, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. The Fund's actual results could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates. See "Qualitative Information about Market Risk" in Item 7A below.

The following discussion should be read in conjunction with the Fund's consolidated financial statements and related notes incorporated by reference into Item 8.

RESULTS OF OPERATIONS. Increases and decreases in the Fund's net asset value per Share are derived from net investment income or loss, and realized and unrealized gains and losses on investments, including security investments held through the Fund's indirect interest (through the Company) in the Portfolio, real estate investments held through Belcrest Realty and any direct investments of the Fund. Expenses of the Fund include the expenses of Belcrest Realty and its controlled subsidiaries, the Fund's proportionate share of the expenses of the Company, and, indirectly, the Portfolio, as well as the actual and accrued expenses of the Fund. The Fund's most significant expense is interest incurred on Fund borrowings. Fund borrowings are used primarily to finance the purchase of real estate investments through Belcrest Realty.

The Fund's realized and unrealized gains and losses on investments are based on its allocated share of the realized and unrealized gains and losses of the Company, and indirectly the Portfolio, as well as realized and unrealized gains and losses on real estate investments held through Belcrest Realty and the Fund's interest rate swap agreements. The realized and unrealized gains and losses on investments have the most significant impact on the Fund's net asset value per Share and result from sales of such investments and changes in their underlying value. The investments of the Portfolio consist primarily of common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Because the securities holdings of the Portfolio are broadly diversified, the performance of the Portfolio cannot be attributed to one particular stock or one particular industry or market sector. The performance of the Portfolio and the Fund are substantially influenced by the overall performance of the U.S stock market, as well as by the relative performance versus the overall market of specific stocks and classes of stocks in which the Portfolio maintains large positions.

Through the impact of interest rates on the value of Partnership Preference Units and, to a lesser degree, Belcrest Realty's controlled subsidiaries and the Fund's positions in interest rate swap agreements, movements in interest rates also affect the performance of the Fund. Because Partnership Preference Units are fixed rate instruments, an increase in interest rates generally will cause a decline in their value and a decrease in interest rates generally will cause an increase in their value. The Fund's interest rate swaps generally will increase in value when interest rates rise and decrease in value when rates fall.

PERFORMANCE OF THE FUND(1). The Fund's total return for the year ended December 31, 2002, was -22.47%. This return reflects a decrease in the Fund's net asset value per Share from $106.98 to $82.94. For comparison, the S&P 500 had a total return of -22.09% over the same period.(2) The combined impact on performance of the Fund's investment activities outside of the Portfolio was modestly negative for the year ended December 31, 2002. The performance of the Fund trailed that of the Portfolio by approximately 2.95% for the year.

The Fund achieved a total return of -10.37% for the fiscal year ended December 31, 2001. This return reflects a decrease in the Fund's net asset value per Share from $120.30 to $106.98 during the year, and a distribution of $0.85 per Share at the conclusion of the year. For comparison, the S&P 500 had a total return of -11.88% over the same period.(2) For the year ended December 31, 2001, the performance of the Fund trailed that of the Portfolio by approximately 0.70%.

PERFORMANCE OF THE PORTFOLIO. Like 2001, the past year was extremely turbulent for equities, and for growth stocks in particular. While the Portfolio's absolute performance for the year of -19.52% was disappointing, as in 2001 the Portfolio outperformed the S&P 500, which had a return of -22.09%(2).

The Portfolio's relative outperformance versus the S&P 500 was a function of allocation in the outperforming sectors and stock selection within those sectors. The Portfolio's sector allocation remained relatively unaltered from 2001 in that the Portfolio continued to focus on investments in the industrial, consumer staples and consumer discretionary sectors. Investments in the airfreight and aerospace-defense industries were particularly beneficial to performance, as were investments in household products and food and drug retailing. Financial stocks, while not performing well on the whole, also contributed modestly to relative performance in 2002, due to the Portfolio's stock selections within that sector.

As in 2001, lack of earnings visibility, economic uncertainty and generally unattractive valuations steered the Portfolio away from the information technology and telecommunications sectors, the two worst performing sectors in 2002. While the Portfolio was underweighted in these sectors versus the S&P 500 in 2002, its performance was impacted by the weak performance of some wireless communications stocks. The Portfolio's health care investments were also a drag on performance, specifically stocks in health care equipment and pharmaceuticals. In addition, an underweighting in the materials sector and stock selections in metals, mining, paper and forest products had a slightly negative impact on performance.

Volatility, by some measures, was at record levels last year. Boston Management, the Portfolio's investment adviser, views portfolio diversification as a means to help dampen the volatility of individual stocks or the market as a whole. Although the Portfolio's investment risks are primarily managed through the stock-by-stock fundamental research conducted by Boston Management's research staff, exposure to each segment of the economy is also closely monitored. During 2002, the Portfolio's exposure to sector concentrations in the health care and financial sectors was reduced as compared to 2001.

The volatility in the market this year provided the Portfolio with many opportunities to employ tax-managed strategies. The market's downward bias allowed the Portfolio to actively harvest tax losses. Having tax losses on hand increases the Portfolio's management flexibility, allowing it to sell appreciated stocks without generating net capital gains that would be taxable for the Portfolio's investors. This loss-harvesting strategy also helped preserve shareholder value, limiting the Portfolio's risk exposure to declining stocks.


(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost.
(2) It is not possible to invest directly in an Index.

Looking forward, the near-term direction of the market or economy cannot be accurately forecasted. Historically, success in the equity market comes from having a long-term perspective and realistic expectations for return given the level of risk an investor is willing to tolerate. The longer-term success of the Portfolio will be determined by the ability of Boston Management's research staff to deliver superior stock selection versus the benchmark. Boston Management's analysts have been observing stabilization in many areas of the economy so there is reason to be encouraged on the economic front, despite the lack of robust growth.

It does not appear that the market will anytime soon consistently reach the 20%-plus annual returns seen in the late 1990s. Expectations for equity market returns should be more modest. The Portfolio believes that its investment approach, with broad diversification and active risk management and tax management, is particularly well suited to the more difficult equity market anticipated for the years ahead.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the year ended December 31, 2002, the Fund's real estate operations (conducted through Real Estate Joint Ventures) reflected weakening multifamily market fundamentals and the uncertain outlook for the U.S. economy as a whole. Rental income decreased to $134.0 million for the year from $165.0 million for 2001, a decrease of $31.0 million or 19%, while property operating expenses (before debt service) decreased to $65.9 million for the year from $75.6 million for 2001, a decrease of $9.7 million or 13%. The decrease in rental income and property operating expenses was principally due to a decrease in the number of Real Estate Joint Ventures held by the Fund in 2002. Throughout 2002, Real Estate Joint Venture operations were affected by deteriorating multifamily market fundamentals in most regions with falling occupancy levels and rising rent concessions. Given the continued uncertain outlook for the U.S. economy as a whole, expectations are that operating results in 2003 will be modestly below the levels of 2002.

Because the number of Real Estate Joint Ventures held by Belcrest Realty was reduced during 2002, the estimated fair value of the real properties held through Real Estate Joint Ventures decreased by 37% during the year, from $1.04 billion at the end of 2001, to $651.8 million at December 31, 2002. The decrease was also due, in part, to modest decreases in property values that resulted from declines in near-term earnings expectations and the economic downturn. Despite weaker market conditions, declines in asset values for multifamily properties have generally been modest as decreases in capitalization rates have largely offset declining income level expectations.

For the year ended December 31, 2002, the Fund's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. Because the Fund sold Partnership Preference Units during 2002, the estimated fair value of the Fund's Partnership Preference Units decreased by 4% during the year, from $570.7 million at the end of 2001 to $547.9 million at December 31, 2002. The decrease in value was offset, in part, by increases in the value of the Partnership Preference Units held by the Fund at year end. Dividends earned from the Partnership Preference Units for 2002 totaled $52.4 million, compared to $67.3 million for 2001, a decrease of $14.9 million or 22%. The decrease was due to fewer Partnership Preference Units being held in 2002.

PERFORMANCE OF INTEREST RATE SWAPS. For the year ended December 31, 2002, the fair value of the Fund's interest rate swap agreements declined by approximately $11.9 million. This decline in value was the result of a decline in interest rates during the year. For comparison, the fair value of the Fund's interest rate swap agreements declined by approximately $37.0 million for the year ended December 31, 2001.

Liquidity and Capital Resources
-------------------------------

OUTSTANDING BORROWINGS. As of December 31, 2002, the Fund had outstanding borrowings of $779.35 million and unused loan commitments of $370.65 million under the Credit Facility. As of December 31, 2002, the Fund had no amounts outstanding under letters of credit. The Credit Facility is used primarily to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future. The Credit Facility will also provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

As of December 31, 2002, Bel Alliance had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $370.8 million. As of such date, Casco had outstanding borrowings consisting of fixed-rate secured mortgage debt obligations of $121.1 million. Bel Santa Ana had outstanding borrowings of fixed-rate secured mortgage obligations of $49.1 million as of December 31, 2002.

LIQUIDITY. The Fund may redeem shares of the Company at any time. Both the Company and the Portfolio normally follow the practice of satisfying redemptions by distributing securities drawn from the Portfolio. The Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2002, the Portfolio had cash and short-term investments totaling $132.9 million. The Portfolio participates in a $150 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. The Portfolio had no outstanding borrowings at December 31, 2002. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2002, illiquid assets (consisting of restricted securities not available for current public sale) constituted 0.4% of the net assets of the Portfolio.

The liquidity of Belcrest Realty's Real Estate Joint Venture investments is extremely limited, and relies principally upon buy/sell arrangements with the Operating Partners that may be exercised after a specified period (up to ten years) after the formation of the Real Estate Joint Ventures. Transfers of Belcrest Realty's interest in the Real Estate Joint Ventures to parties other than the relevant Operating Partner are restricted by terms of the operating management agreements, buy/sell arrangements with the Operating Partners, and lender consent requirements. The liquidity of Belcrest Realty's other real estate investments also is extremely limited. The lease and mortgage structures of the Net Leased Properties limit the pool of potential acquirers of these assets, and it is not anticipated that these properties will be widely marketable until the expiration of both the current lease and that lease's renewal options (which expire in 2027). The Partnership Preference Units held by Belcrest Realty are not registered under the Securities Act and are subject to substantial restrictions on transfer.

CRITICAL ACCOUNTING POLICIES. The Fund's discussion and analysis of its financial condition and results of operations are based upon the Fund's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore are valued on an ongoing basis by Boston

Management, in its capacity as manager of Belcrest Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements.

In estimating the value of the Fund's investments in real estate, Boston Management takes into account relevant factors, data and information, including with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated fair values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to an orderly disposition of assets, values may differ from amounts ultimately realized. Boston Management, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

The policies for valuing real estate investments involve significant judgments that are based upon, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. The valuations of Partnership Preference Units held by the Fund through its investment in Belcrest Realty fluctuate over time to reflect, among other factors, changes in interest rates, changes in perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market.

The value of interest rate swaps may be subject to wide swings in valuation caused by changes in interest rates and in the prices of the underlying instrument. Interest rate swaps may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer- or tenant-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

(a) Quantitative Information About Market Risk.
-----------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and Net Leased Properties. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value.
Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that may be considered speculative and which can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, Real Estate Joint Venture and Net Leased Property mortgages are sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units, Real Estate Joint Ventures and Net Leased Properties.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 7 and 8 to the Fund's Consolidated Financial Statements incorporated by reference into Item 8.

                                                    Interest Rate Sensitivity
                                    Cost, Principal (Notional) Amount by Contractual Maturity
                                            For the Twelve Months Ended December 31,

                                                                                                                        Estimated
                                                  2003-2004     2005    2006-2007       Thereafter      Total           Fair Value
                                                  ----------------------------------------------------------------------------------
Rate sensitive liabilities:
------------------------------------------------
Long-term debt:
------------------------------------------------
Fixed-rate mortgages                                         $11,611,118              $529,406,419   $541,017,537      $596,000,000
Average interest rate                                              6.90%                     7.40%          7.56%
------------------------------------------------
Variable-rate Credit Facility                               $779,350,000                             $779,350,000      $779,350,000
Average interest rate                                              1.83%                                    1.83%
------------------------------------------------
Rate sensitive derivative financial instruments:
------------------------------------------------
Pay fixed/
Receive variable interest rate swap contracts               $972,190,000                             $972,190,000      $(61,716,527)
Average pay rate                                                   7.02%                                    7.02%
Average receive rate                                               1.83%                                    1.83%
------------------------------------------------
Rate sensitive investments:
------------------------------------------------
Fixed-rate Partnership Preference Units:
------------------------------------------------
Bradley Operating Limited Partnership, 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable 2/23/04, Current
Yield:  10.28%                                                                         $23,799,037    $23,799,037       $21,078,130
------------------------------------------------
Camden Operating, L.P., 8.50% Series B
Cumulative Redeemable Perpetual Preferred
Units, Callable 2/23/04, Current Yield:  8.28%                                          $4,076,090     $4,076,090        $4,362,880
------------------------------------------------
Colonial Realty Limited Partnership, 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable 2/23/04, Current
Yield:  9.48%                                                                          $50,744,840    $50,744,840       $48,213,270
------------------------------------------------
Essex Portfolio, L.P., 9.125% Series C
Cumulative Redeemable Preferred Units,
Callable 11/24/03, Current Yield:  9.37%                                               $21,000,000    $21,000,000       $20,453,287
------------------------------------------------
Liberty Property, L.P., 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable 7/28/04, Current Yield:  8.78%                                                $64,025,574    $64,025,574       $67,556,970
------------------------------------------------

                                                            Interest Rate Sensitivity
                                            Cost, Principal (Notional) Amount by Contractual Maturity
                                                    For the Twelve Months Ended December 31,

                                                                                                                        Estimated
                                                  2003-2004     2005    2006-2007       Thereafter      Total           Fair Value
                                                  ----------------------------------------------------------------------------------
MHC Operating Limited Partnership, 9%
Series D Cumulative Redeemable Perpetual
Preference Units, Callable 9/29/04, Current
Yield: 9.58%                                                                           $75,000,000    $75,000,000       $70,458,000
------------------------------------------------
National Golf Operating Partnership L.P., 8%
Series A Cumulative Redeemable Preferred
Units, Callable 3/4/03, Current Yield: 10.53%                                          $33,692,580    $33,692,580       $28,880,000
------------------------------------------------
National Golf Operating Partnership L.P., 9.3%
Series B Cumulative Redeemable Preferred
Units, Callable 7/28/04, Current Yield: 12.21%                                         $29,833,200    $29,833,200       $22,848,720
------------------------------------------------
PSA Institutional Partners, L.P., 9.50% Series
N Cumulative Redeemable Perpetual Preferred
Units, Callable 3/17/05, Current Yield: 8.73%                                          $55,375,000    $55,375,000       $60,259,075
------------------------------------------------
Price Development Company, L.P., 8.95%
Series B Cumulative Redeemable Preferred
Partnership Units, Callable 7/28/04, Current
Yield: 10.63%                                                                          $64,089,925    $64,089,925       $54,201,175
------------------------------------------------
Regency Centers, L.P., 9.125% Series D
Cumulative Redeemable Preferred Units,
Callable 9/29/04, Current Yield: 8.68%                                                 $35,000,000    $35,000,000       $36,794,450
------------------------------------------------
Summit Properties Partnership, L.P., 8.95%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable 4/29/04, Current
Yield: 9.83%                                                                           $55,108,570    $55,108,570       $50,417,830
------------------------------------------------
Urban Shopping Centers, L.P., 9.45% Series D
Cumulative Redeemable Perpetual Preferred
Units, Callable 10/1/04, Current Yield: 9.09%                                          $60,000,000    $60,000,000       $62,354,400
------------------------------------------------------------------------------------------------------------------------------------

(b)      Qualitative Information About Market Risk.
---------------------------------------------------

RISKS ASSOCIATED WITH EQUITY INVESTING. The value of Fund Shares may not increase and may decline. The performance of the Fund fluctuates. There can be no assurance that the performance of the Fund will match that of the U.S. stock market or that of other equity funds. In managing the Portfolio for long-term, after-tax returns, the Portfolio's investment adviser generally seeks to avoid or minimize sales of securities with large accumulated capital gains, including contributed securities. Such securities constitute a substantial portion of the assets of the Portfolio. Although the Portfolio may utilize certain management strategies in lieu of selling appreciated securities, the Portfolio's, and hence the Fund's, exposure to losses during stock market declines may nonetheless be higher than funds that do not follow a general policy of avoiding sales of highly-appreciated securities.

RISKS OF INVESTING IN FOREIGN SECURITIES. The Portfolio invests in securities issued by foreign companies and the Fund may acquire foreign investments. Foreign investments involve considerations and possible risks not typically associated with investing in the United States. The value of foreign investments to U.S. investors may be adversely affected by changes in currency rates.
Foreign brokerage commissions, custody fees and other costs of investing are generally higher than in the United States, and foreign investments may be less liquid, more volatile and subject to more government regulation than in the United States. Foreign investments could be adversely affected by other factors not present in the United States, including expropriation, confiscatory taxation, lack of uniform accounting and auditing standards, armed conflict, and potential difficulty in enforcing contractual obligations.

RISKS OF CERTAIN INVESTMENT TECHNIQUES. In managing the Portfolio, the investment adviser may purchase or sell derivative instruments (which derive their value by reference to other securities, indexes, instruments or currencies) to hedge against securities price declines and currency movements and to enhance returns. Such transactions may include, without limitation, the purchase and sale of futures contracts on stocks and stocks indexes and options thereon; the purchase of put options and the sale of call options on securities held; equity swaps; forward sales of stocks and the purchase and sale of forward currency exchange contracts and currency futures. The Portfolio may make short sales of securities provided that it holds an equal amount of the security sold short (or securities convertible into or exchangeable for an equal amount of the securities sold short without payment of additional consideration) or cash or other liquid securities in an amount equal to the current market value of the securities sold short. The Portfolio may also lend portfolio securities.

The use of these investment techniques is a specialized activity that may be considered speculative and which can expose the Fund and the Portfolio to significant risk of loss. Successful use of these investment techniques is subject to the ability and performance of the investment adviser. The Fund's and the Portfolio's ability to achieve their investment objectives may be adversely affected by the use of these techniques. The writer of an option or a party to an equity swap may incur losses that substantially exceed the payments, if any, received from a counterparty. Forward sales, swaps, caps, floors, collars and over-the-counter options are private contracts in which there is also a risk of loss in the event of a default on an obligation to pay by the counterparty. Such instruments may be difficult to value, may be illiquid and may be subject to wide swings in valuation caused by changes in the price of the underlying security, index, instrument or currency. In addition, if the Fund or the Portfolio has insufficient cash to meet margin, collateral or settlement requirements, it may have to sell assets to meet such requirements. Alternatively, should the Fund or the Portfolio fail to meet these requirements, the counterparty or broker may liquidate positions of the Fund or the Portfolio. The Portfolio may also have to sell or deliver securities holdings in the event that it is not able to purchase securities on the open market to cover its short positions or to close out or satisfy an exercise notice with respect to options positions it has sold. In any of these cases, such sales may be made at prices or in circumstances that the investment adviser considers unfavorable.

The Portfolio's ability to utilize covered short sales, certain equity swaps, forward sales, futures and certain equity collar strategies (combining the purchase of a put option and the sale of a call option) as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within thirty days of the end of the taxable year of the Portfolio in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next sixty days after such hedging transaction is closed. There can be no assurance that counterparties will at all times be willing to enter into covered short sales, forward sales of stocks interest rate hedges, equity swaps and other derivative instrument transactions on terms satisfactory to the Fund or the Portfolio. The Fund's and the Portfolio's ability to enter into such transactions may also be limited by covenants under the Fund's Credit Facility, the federal margin regulations and other laws and regulations. The Portfolio's use of certain investment techniques may be constrained because the Portfolio is a diversified, open-end management investment company registered under the 1940 Act and because other investors in the Portfolio are regulated investment companies under Subchapter M of the Code. Moreover, the Fund and the Portfolio are subject to restrictions under the federal securities laws on their ability to enter into transactions in respect of securities that are subject to restrictions on transfer pursuant to the Securities Act.

RISKS OF REAL ESTATE INVESTMENTS. The success of Belcrest Realty's real estate investments depends in part on many factors related to the real estate market. These factors include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, fluctuations in interest rates, availability of financing, managerial performance, government rules and regulations, and acts of God (whether or not insured against).

The performance of Real Estate Joint Ventures is substantially influenced by the property management capabilities of the Operating Partner and conditions in the specific real estate sub-markets in which the properties owned by the Real Estate Joint Ventures are located. The Operating Partners will be subject to substantial conflicts of interest in structuring, operating and winding up the Real Estate Joint Ventures. The Operating Partners will have an economic incentive to maximize the prices at which they sell properties to the Real
Estate Joint Ventures and to minimize the prices at which they acquire properties from Real Estate Joint Ventures. The Operating Partners may devote greater attention or more resources to managing their wholly-owned properties than properties held by the Real Estate Joint Ventures. Future investment opportunities identified by the Operating Partners will more likely be pursued independently, rather than through, the Real Estate Joint Ventures. Financial difficulties encountered by the Operating Partners in their other businesses may interfere with the operations of the Real Estate Joint Ventures.

Net Leased Properties are subject to general real estate market risks similar to those relating to Real Estate Joint Ventures. Net Leased Properties will also be subject to risks specific to this type of investment, including a concentration of risk exposure to specific real estate submarkets and individual properties and tenants.

Principal among the risks of investing in Net Leased Properties is the risk that a major tenant fails to satisfy its lease obligations due to financial distress or other reasons. A tenant's failure to meet its lease obligations would expose Belcrest Realty to substantial loss of income without a commensurate reduction in debt service costs and other expenses, and would transfer to Belcrest Realty all the costs, expenses and liabilities of property ownership and management borne by the tenant under the terms of the lease. Re-leasing a property could involve considerable time and expense. Re-leasing opportunities may be limited by the nature and location of the property, which may not be well suited to the needs of other possible tenants. Even if a property is re-leased, the property may not generate sufficient rental income to cover debt service and other expenses. A default by or downgrade in the credit rating of a major tenant could also materially reduce the value of Net Leased Properties.

Tenants may hold rights to renew or extend expiring leases, and exercise of such rights would extend Belcrest Realty's risk exposure to a particular tenant beyond the initial lease term. Tenants may also hold options to purchase Net Leased Properties, including options to purchase at below market levels. The value received upon the disposition of Net Leased Properties will depend on real estate market conditions, lease and mortgage terms, tenant credit quality, tenant purchase options, lender approvals and other factors affecting valuation as may then apply. Because sales of Net Leased Properties are not expected to occur for many years, market conditions and other valuation factors at the time of sale cannot be predicted.

The debt of the Real Estate Joint Ventures and Net Leased Properties is fixed-rate, secured by the underlying properties and with limited recourse to Belcrest Realty. However, the availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. There can be no assurance that Belcrest Realty's ownership of real estate investments will be an economic success.

The success of investments in Partnership Preference Units depends upon factors relating to the issuing partnerships that may affect such partnerships' profitability and their ability to make distributions to holders of Partnership Preference Units. Belcrest Realty's interests in the Real Estate Joint Ventures and Partnership Preference Units are not registered under the federal securities laws and are subject to restrictions on transfer. Due to their illiquidity, they may be difficult to value and the ongoing value of the investments is uncertain. Because the Partnership Preference Units are not rated by a nationally-recognized rating agency, they may be subject to more credit risk than securities that are rated investment grade.

The ongoing value of Belcrest Realty's investments in the Real Estate Joint Ventures and Net Leased Properties will be substantially uncertain. The real properties held through the Belcrest Realty's investments in Real Estate Joint Ventures and Net Leased Properties generally will be stated at estimated fair value based on independent valuations, assuming an orderly disposition of assets. Independent valuations include property appraisals by numerous appraisers that are licensed in their respective states and not affiliated with Eaton Vance or the Real Estate Joint Ventures' Operating Partners. Such appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Standards Board, as well as the Code of Professional Ethics and Standards of Professional Appraisal Practice of the Appraisal Institute (and other relevant standards). Detailed investment evaluations will be performed at least annually and reviewed periodically. Interim valuations will reflect results of operations and distributions, and may be adjusted to reflect significant changes in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including, but not limited to, an orderly disposition of assets, values may differ from amounts ultimately realized.

Investments in Partnership Preference Units will be valued primarily by referencing market trading prices for comparable preferred equity securities or other fixed-rate instruments having similar investment characteristics. The valuations of Partnership Preference Units fluctuate over time to reflect, among other factors, changes in interest rates, changes in the perceived riskiness of such units (including call risk), changes in the perceived riskiness of comparable or similar securities trading in the public market and the relationship between supply and demand for comparable or similar securities trading in the public market. Increases in interest rates and increases in the perceived riskiness of such units or comparable or similar securities will adversely affect the valuation of the Partnership Preference Units. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings under the Credit Facility.

Fluctuations in the value of Partnership Preference Units and Real Estate Joint Venture and Net Leased Property equity that are derived from other factors besides general interest rate movements (including issuer- or tenant-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the value of real estate investments not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund will cause the performance of the Fund to deviate from the performance of the Portfolio. Over time, the performance of the Fund can be expected to be more volatile than the performance of the Portfolio.

RISKS OF LEVERAGE. Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund's obligations under the Credit Facility are secured by a pledge of its assets. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings under the Credit Facility are senior to the rights of the Shareholders.

Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is an event of default outstanding under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. In addition, the rights of lenders under the mortgages used to finance Real Estate Joint Venture properties and Net Leased Properties are senior to Belcrest Realty's right to receive distributions or cash flow from the Real Estate Joint Ventures and Net Leased Properties.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

The Fund's financial statements for the period ended December 31, 2002, together with the auditors' report thereon, appearing on pages 32 through 95 hereof, are incorporated herein by reference. The Fund's financial statements and auditors' report thereon for the fiscal year ended December 31, 2001, appearing on pages 19 through 50 of the Fund's Form 10-K filed with the Securities and Exchange Commission on March 27, 2002, are also incorporated herein by reference.

The following is a summary of unaudited quarterly results of operations of the Fund for 2002 and 2001.

                                                                               2002
                                                            -------------------------------------------------------
                                                              First        Second         Third      Fourth
                                                            Quarter        Quarter       Quarter     Quarter

Investment income                                          $54,820,302   $52,501,062    $51,920,277   $47,524,257
Minority interest in net income of controlled subsidiaries $(1,485,387)    $(971,962)     $(535,236)    $(747,357)
Net investment income                                       $1,675,310    $2,289,965     $1,505,250    $2,197,346
Net increase (decrease) in net assets from operations       $3,649,815 $(406,418,029) $(437,203,693) $134,419,100

Per share data:(1)
Investment income                                                $1.82         $1.78          $1.80         $1.69
Net investment income                                            $0.06         $0.08          $0.05         $0.08
Net increase (decrease) in net assets from operations            $0.12       $(13.75)       $(15.15)        $4.79

                                                                                        2001
                                                              -----------------------------------------------------
                                                              First        Second         Third      Fourth
                                                            Quarter(2)     Quarter(2)    Quarter(2)  Quarter(2)

Investment income                                          $58,535,579    $53,483,747    $66,613,931   $72,220,705
Minority interest in net income of controlled subsidiaries $(1,907,966)   $(1,748,083)   $(1,492,556)  $(2,040,722)
Net investment income (loss)                                $3,562,631    $(7,716,142)   $(5,115,633)  $13,628,729
Net increase (decrease) in net assets from operations    $(426,786,116)  $223,689,359  $(550,191,588) $359,640,389

Per share data:(1)
Investment income                                                $1.86          $1.72          $2.16         $2.37
Net investment income (loss)                                     $0.11         $(0.25)         $0.17         $0.45
Net increase (decrease) in net assets from operations          $(13.55)         $7.18        $(17.81)       $11.79

(1)  Based on average Shares outstanding.
(2) Certain amounts have been reclassified to conform with the current year presentation.

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

                                    PART III
                                    --------

Item 10. Directors and Executive Officers.
------------------------------------------

The Fund is  managed  by Eaton  Vance.  Thomas E.  Faust  Jr.  and  Michelle  A.
Alexander  serve as the  Fund's  Chief  Executive  Officer  and Chief  Financial
Officer, respectively. Information about Mr. Faust appears below under "Directors and Officers of Eaton Vance, Inc." Ms. Alexander (33) is a Vice President of Eaton Vance and Boston Management. She also serves as an officer of various investment companies managed by Eaton Vance or Boston Management and has been an employee of Eaton Vance since 1997. As members of the Eaton Vance organization, Mr. Faust and Ms. Alexander receive no compensation from the Fund for serving as Fund officers.

Boston Management is investment adviser to the Fund and the Portfolio and manager of Belcrest Realty. The portfolio manager of the Fund and the Portfolio is Duncan W. Richardson, Senior Vice President and Chief Equity Investment Officer of Eaton Vance and Boston Management. Mr. Richardson has been employed by the Eaton Vance organization since 1987 and has served as portfolio manager of the Fund since its inception and of the Portfolio and its predecessor since 1990. Boston Management has an experienced team of analysts that provides Mr. Richardson with research and recommendations on investments, including William
R. Cross who is primarily responsible for providing research and analysis relating to the Fund's real estate investments held through Belcrest Realty. A majority of Mr. Richardson's time is spent managing the Portfolio and related entities.

As disclosed under "The Eaton Vance Organization" in Item 1, Eaton Vance and Boston Management are indirect wholly-owned subsidiaries of EVC. The non-voting common stock of EVC is listed and traded on the NYSE. All shares of the voting common stock of EVC are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc. ("EV"), a wholly-owned subsidiary of EVC, is the sole trustee of Eaton Vance and of Boston Management, each of which is a Massachusetts business trust. The names of the executive officers and the directors of EV and their ages and principal occupations are set forth below.

Directors and Executive Officers of Eaton Vance, Inc.
-----------------------------------------------------

James B. Hawkes (61) is Chairman, President and Chief Executive Officer of Eaton Vance, Boston Management, EVC and EV and a Director of EVC and EV. He is also Vice President and Director of EV Distributors. He is also a Trustee and an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1970.

Thomas E. Faust Jr. (44) is Executive Vice President and Chief Investment Officer of Eaton Vance, Boston Management, EVC and EV, and a Director of EVC. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1985.

Alan R. Dynner (62) is Vice President, Chief Legal Officer and Secretary of Eaton Vance, Boston Management, EVC, EV Distributors and EV. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 1996.

William M. Steul (60) is Vice President and Chief Financial Officer of Eaton Vance, Boston Management, EVC and EV. He is also Vice President of EV Distributors. He has been employed by Eaton Vance since 1994.

Item 11. Executive Compensation.
--------------------------------

As noted in Item 10, the officers of the Fund receive no compensation from the Fund. The Fund's manager, Eaton Vance, and its affiliates receive compensation from the Fund for services provided to the Fund. Set forth below are the investment advisory and administrative fees, servicing fees and distribution fees paid or payable by, or allocable to, the Fund and the management fees paid or payable by Belcrest Realty for the fiscal years ended December 31, 2002 and 2001. Information about advisory and management fees is provided below. Information about distribution and servicing fees appears in Item 13.

                                                                  Year ended         Year Ended
                                                                 December 31,       December 31,
                                                                     2002               2001
---------------------------------------------------------------------------------------------------
Advisory and Administrative Fees Paid or Payable by the Fund*      $ 1,688,258       $ 2,226,804
---------------------------------------------------------------------------------------------------
Management Fees Paid or Payable by Belcrest Realty                 $ 7,222,634       $ 8,908,787
---------------------------------------------------------------------------------------------------
Fund's Allocable Portion of the Portfolio's Advisory Fees**        $12,765,707       $15,466,651
---------------------------------------------------------------------------------------------------
Servicing Fees Paid or Payable by the Fund                         $ 1,082,937       $ 1,455,204
---------------------------------------------------------------------------------------------------
Fund's Allocable Portion of the Company's Servicing Fees           $ 4,391,721       $ 5,349,210
---------------------------------------------------------------------------------------------------
Distribution Fees Paid or Payable by the Fund*                     $ 2,735,798       $ 3,389,822
---------------------------------------------------------------------------------------------------

* Boston Management has agreed to waive the portion of the investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fee payable by the Fund, exceeds 0.60% of the average daily gross assets of the Fund reduced by that portion of the advisory fee payable by the Portfolio which is attributable to the Fund's investment in the Company. The amount shown reflects this waiver by Boston Management.

** For its fiscal years ended December 31, 2002 and 2001, advisory fees paid or payable by the Portfolio totaled $71,564,552 and $76,812,367, respectively. For 2002, the Company's allocable portion of that fee was $41,180,780, of which $12,765,707 was allocable to the Fund. For 2001, the Company's allocable portion of that fee was $42,233,575, of which $15,466,651 was allocable to the Fund.

THE FUND'S INVESTMENT ADVISORY AND ADMINISTRATIVE FEE. Under the terms of the Fund's investment advisory and administrative agreement, Boston Management is entitled to receive, subject to the fee waiver described in the next sentence, a monthly advisory and administrative fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of the Fund, reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the value of the Fund's investment in the Company. Boston Management has agreed to waive that portion of the monthly investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the distribution fees payable by the Fund (see Item 13 below), exceeds 1/20th of 1% of the average daily gross investment assets of the Fund, reduced by that portion of the monthly advisory fee for such month payable by the Portfolio which is attributable to the Fund's investment in the Company. The term "gross investment assets of the Fund" means the value of all Fund assets other than the Fund's investment in Belcrest Realty, minus the sum of the Fund's liabilities other than the principal amount of money borrowed.

BELCREST REALTY'S MANAGEMENT FEE. Under the terms of Belcrest Realty's management agreement with Boston Management, Boston Management receives a monthly management fee at the rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of Belcrest Realty. The term "gross investment assets of Belcrest Realty" means the value of all assets of Belcrest Realty, minus the sum of Belcrest Realty's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.

THE PORTFOLIO'S INVESTMENT ADVISORY FEE. Under the terms of the Portfolio's investment advisory agreement with Boston Management, Boston Management receives a monthly advisory fee as follows:

                                                 Annual Fee Rate
Average Daily Net Assets for the Month        (for each level)
--------------------------------------------------------------------
Up to $500 million                                 0.6250%
$500 million but less than $1 billion              0.5625%
$1 billion but less than $1.5 billion              0.5000%
$1.5 billion but less than $7 billion              0.4375%
$7 billion but less than $10 billion               0.4250%
$10 billion but less than $15 billion              0.4125%
$15 billion and over                               0.4000%

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the knowledge of the Fund, no person beneficially owns more than five percent of the Shares of the Fund.

SECURITY OWNERSHIP OF MANAGEMENT. As of March 14, 2003, Eaton Vance, the manager of the Fund, beneficially owned 103.212 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of March 14, 2003. None of the other entities or individuals named in response to
Item 10 above beneficially owned Shares of the Fund as of such date.

CHANGES IN CONTROL. Not applicable.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

See the information set forth under Item 11 above.

SERVICING FEES PAID BY THE COMPANY. Pursuant to a servicing agreement between the Company and EV Distributors, the Company pays a servicing fee to EV
Distributors for providing certain services and information to direct and indirect investors in the Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of the Company's average daily net assets. With respect to investors in the Company and Shareholders of the Fund who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of the Company or Shares of the Fund to such persons. The Fund will assume its allocated share of the Company's servicing fee. The servicing fee payable in respect of the Fund's investment in the Company is credited toward the Fund servicing fee described below. See the table in Item 11 for the servicing fees attributable to the Fund during the fiscal years ended December 31, 2002 and 2001.

SERVICING FEES PAID BY THE FUND. Pursuant to a servicing agreement between the Fund and EV Distributors, the Fund pays a servicing fee to EV Distributors for providing certain services and information to the Shareholders of the Fund. The servicing fee is paid on a quarterly basis at an annual rate of 0.20% of the Fund's average daily net assets. With respect to Shareholders who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of Shares of the Fund to such persons. The Fund's allocated share of the servicing fee paid by the Company is credited toward the Fund's servicing fee payment, thereby reducing the amount of the servicing fee payable by the Fund. See the table in Item 11 for the servicing fees paid or payable by the Fund during the fiscal years ended December 31, 2002 and 2001.

DISTRIBUTION FEES PAID TO EV DISTRIBUTORS. Under the terms of the Fund's placement agreement with EV Distributors, EV Distributors receives a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of the Fund as compensation for its services as placement agent. The distribution fee accrued from the Fund's initial closing and will continue for a period of ten years (subject to the annual approval of EV). See the table in Item 11 for the distribution fees paid or payable by the Fund during the fiscal years ended December 31, 2002 and 2001.

REDEMPTION FEES. Shares of the Fund redeemed within three years of issuance are generally subject to a redemption fee equal to 1% of the net asset value of the Shares redeemed. The redemption fee is payable to EV Distributors in cash by the Fund on behalf of the redeeming Shareholder. No redemption fee is imposed on Shares of the Fund held for at least three years, Shares acquired through the reinvestment of Fund distributions, Shares redeemed in connection with a tender offer or other extraordinary corporate event involving securities contributed by the redeeming Shareholder, or Shares redeemed following the death of all of the initial owners of the Shares redeemed. In addition, no fee applies to redemptions made pursuant to a systematic redemption plan established by a Shareholder with the Fund. During the fiscal year ended December 31, 2002, EV Distributors received redemption fees of $479,948 from the Fund on behalf of redeeming Shareholders.

Item 14. Controls and Procedures.
---------------------------------

Within the 90-day period prior to the filing of this report, Eaton Vance and the Fund's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are, to the best of their knowledge, effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

                                     PART IV
                                     -------

Item 15. Exhibits, Financial Statements and Reports on Form 8-K.
----------------------------------------------------------------

(a) The following is a list of all financial statements incorporated by reference into this report from the Fund's Form 10-K filed March 27, 2002:

(1)  (i)  Consolidated Portfolio of Investments as of December 31, 2001

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

          Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2001

          Statement of Assets and Liabilities of Tax-Managed Growth Portfolio as of December 31, 2001

          Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 2001

          Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2001 and December 31, 2000

          Supplementary Data of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2001, December 31, 2000, December 31, 1999, the two month period ended December 31, 1998, the fiscal years ended October 31, 1998 and October 31, 1997

          Notes to Financial Statements

          Independent Auditors' Report dated February 15, 2002

     (ii) The following is a list of all financial statements filed as a part of this report:

          Consolidated Portfolio of Investments as of December 31, 2002

          Consolidated Statement of Assets and Liabilities as of December 31,
          2002

          Consolidated Statement of Operations for the fiscal year ended December 31, 2002

          Consolidated Statements of Changes in Net Assets for the fiscal years ended December 31, 2002 and December 31, 2001

          Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2002

          Financial Highlights for the fiscal year ended December 31, 2002

          Notes to Consolidated Financial Statements

          Independent Auditors' Report dated February 28, 2003

          Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2002

          Statement of Assets and Liabilities of Tax-Managed Growth Portfolio as of December 31, 2002

          Statement of Operations of Tax-Managed Growth Portfolio for the fiscal year ended December 31, 2002

          Statements of Changes in Net Assets of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2002 and December 31, 2001

          Supplementary Data of Tax-Managed Growth Portfolio for the fiscal years ended December 31, 2002, December 31, 2001, December 31, 2000, December 31, 1999, the two month period ended December 31, 1998, and the fiscal year ended October 31, 1998

          Notes to Financial Statements

          Independent Auditors' Report dated February 14, 2003

(b)  Reports on Form 8-K:

          None.

(c)  A list of the exhibits filed as a part of this Form 10-K is included in the
     Exhibit Index appearing on page 99 hereof.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

CONSOLIDATED PORTFOLIO OF INVESTMENTS

INVESTMENT IN BELVEDERE CAPITAL

FUND COMPANY LLC -- 66.8%



SECURITY                                  SHARES       VALUE

---------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)           18,966,715   $2,423,063,983
---------------------------------------------------------------------
Total Investment in Belvedere Capital
   (identified cost, $2,981,607,552)                   $2,423,063,983
---------------------------------------------------------------------


PARTNERSHIP PREFERENCE UNITS -- 15.1%



SECURITY                                  UNITS        VALUE

---------------------------------------------------------------------
Bradley Operating Limited Partnership
(Delaware Limited Partnership affiliate
of Bradley Real Estate, Inc.), 8.875%
Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
from 2/23/04+(1)                             976,608   $   21,078,130
Camden Operating, L.P. (Delaware Limited
Partnership affiliate of Camden Property
Trust), 8.50% Series B Cumulative
Redeemable Perpetual Preferred Units,
Callable from 2/23/04+(1)                    170,000        4,362,880
Colonial Realty Limited Partnership
(Delaware Limited Partnership affiliate
of Colonial Properties Trust), 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable
from 2/23/04+(1)                           1,030,000       48,213,270
Essex Portfolio, L.P. (California
Limited Partnership affiliate of Essex
Property Trust, Inc.), 9.125% Series C
Cumulative Redeemable Preferred Units,
Callable from 11/24/03+(1)                   420,000       20,453,287
Liberty Property L.P. (Pennsylvania
Limited Partnership affiliate of Liberty
Property Trust), 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+(1)                  2,565,000       67,556,970
MHC Operating Limited Partnership
(Illinois Limited Partnership affiliate
of Manufactured Home
Communities, Inc.), 9% Series D
Cumulative Redeemable Perpetual
Preference Units, Callable
from 9/29/04+(1)                           3,000,000       70,458,000

National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 8% Series A
Cumulative Redeemable Preferred Units,
Callable from 3/4/03+(1)                     760,000       28,880,000
National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 9.30% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+(1)                  1,200,000       22,848,720
PSA Institutional Partners, L.P.
(California Limited Partnership
affiliate of Public Storage, Inc.),
9.50% Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
from 3/17/05+(1)                           2,215,000       60,259,075

SECURITY                                  UNITS        VALUE

---------------------------------------------------------------------
Price Development Company, L.P.
(Maryland Limited Partnership affiliate
of J.P. Realty, Inc.), 8.95% Series B
Cumulative Redeemable Preferred
Partnership Units, Callable
from 7/28/04+(1)                           2,575,000   $   54,201,175
Regency Centers, L.P. (Delaware Limited
Partnership affiliate of Regency Realty
Corporation), 9.125% Series D Cumulative
Redeemable Preferred Units, Callable
from 9/29/04+(1)                             350,000       36,794,450
Summit Properties Partnership, L.P.
(Delaware Limited Partnership affiliate
of Summit Properties, Inc.), 8.95%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable
from 4/29/04+(1)                           2,215,000       50,417,830
Urban Shopping Centers, L.P. (Illinois
Limited Partnership affiliate of Urban
Shopping Centers, Inc.), 9.45% Series D
Cumulative Redeemable Perpetual
Preferred Units, Callable
from 10/1/04+(1)                           2,400,000       62,354,400
---------------------------------------------------------------------
Total Partnership Preference Units
   (identified cost, $571,744,816)                     $  547,878,187
---------------------------------------------------------------------


OTHER REAL ESTATE INVESTMENTS -- 18.0%



DESCRIPTION                                            VALUE

---------------------------------------------------------------------
Rental Property(1)(2)                                  $  651,756,818
---------------------------------------------------------------------
Total Other Real Estate Investments
   (identified cost, $755,565,942)                     $  651,756,818
---------------------------------------------------------------------


COMMERCIAL PAPER -- 0.1%

                                          PRINCIPAL
                                          AMOUNT
                                          (000'S
SECURITY                                  OMITTED)   VALUE

-------------------------------------------------------------------
General Electric Capital Corp., 1.25 %,
1/2/03                                     $2,565    $    2,564,911
-------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $2,564,911)                   $    2,564,911
-------------------------------------------------------------------
Total Investments -- 100.0%
   (identified cost, $4,311,483,221)                 $3,625,263,899
-------------------------------------------------------------------


+ Security exempt from registration under the Securities Act of 1933. At December 31, 2002, the value of these securities totaled $547,878,187, or 23.8% of net assets.
(1) Investment valued at estimated fair value using methods determined in good faith by or at the direction of the Manager of Belcrest Realty Corporation.
(2) Rental property represents forty-nine multi-family residential properties located in eight states and two suburban office buildings located in California. None of the individual properties represent more than 5% of net assets.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF ASSETS
AND LIABILITIES



AS OF DECEMBER 31, 2002

Assets
--------------------------------------------------------
Investments, at value (identified cost,
   $4,311,483,221)                        $3,625,263,899
Cash                                          12,216,034
Receivable for investments sold               73,554,369
Escrow deposits -- restricted                 13,475,591
Dividends and interest receivable              7,835,775
Other assets                                   6,867,545
--------------------------------------------------------
TOTAL ASSETS                              $3,739,213,213
--------------------------------------------------------

Liabilities
--------------------------------------------------------
Loan payable on Credit Facility           $  779,350,000
Mortgages payable                            541,017,537
Payable for Fund Shares redeemed               3,952,191
Open interest rate swap contracts, at
   value                                      61,716,527
Security deposits                              2,231,784
Swap interest payable                          5,089,784
Accrued expenses:
   Interest expense                            4,815,222
   Property taxes                              9,169,540
   Other expenses and liabilities              6,282,930
Minority interests in controlled
   subsidiaries                               26,096,166
--------------------------------------------------------
TOTAL LIABILITIES                         $1,439,721,681
--------------------------------------------------------
NET ASSETS FOR 27,724,437 FUND SHARES
   OUTSTANDING                            $2,299,491,532
--------------------------------------------------------
Shareholders' Capital
--------------------------------------------------------
SHAREHOLDERS' CAPITAL                     $2,299,491,532
--------------------------------------------------------

Net Asset Value and Redemption
Price Per Share
--------------------------------------------------------
($2,299,491,532  DIVIDED BY 27,724,437
   FUND SHARES OUTSTANDING)               $        82.94
--------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS



FOR THE YEAR ENDED
DECEMBER 31, 2002

Investment Income
-------------------------------------------------------
Dividends allocated from Belvedere
   Capital
   (net of foreign taxes, $361,623)       $  36,835,419
Interest allocated from Belvedere
   Capital                                    1,067,252
Expenses allocated from Belvedere
   Capital                                  (17,729,180)
-------------------------------------------------------
Net investment income allocated from
   Belvedere Capital                      $  20,173,491
Dividends from Partnership Preference
   Units                                     52,386,912
Rental income                               134,017,663
Interest                                        187,832
-------------------------------------------------------
TOTAL INVESTMENT INCOME                   $ 206,765,898
-------------------------------------------------------
Expenses
-------------------------------------------------------
Investment advisory and administrative
   fees                                   $  11,646,690
Property management fees                      5,183,709
Distribution and servicing fees               3,818,735
Interest expense on mortgages                50,432,321
Interest expense on Credit Facility          19,783,627
Interest expense on swap contracts           45,325,527
Property and maintenance expenses            43,158,447
Property taxes and insurance                 17,553,278
Miscellaneous                                 1,191,549
-------------------------------------------------------
TOTAL EXPENSES                            $ 198,093,883
-------------------------------------------------------
Deduct --
   Reduction of investment advisory and
      administrative fees                 $   2,735,798
-------------------------------------------------------
NET EXPENSES                              $ 195,358,085
-------------------------------------------------------
Net investment income before minority
   interests in net income of controlled
   subsidiaries                           $  11,407,813
Minority interests in net income of
   controlled subsidiaries                   (3,739,942)
-------------------------------------------------------

NET INVESTMENT INCOME                     $   7,667,871
-------------------------------------------------------
Realized and Unrealized Gain (Loss)
-------------------------------------------------------
Net realized gain (loss) --
   Investment transactions from
      Belvedere Capital (identified cost
      basis)                              $  (5,159,772)
   Investment transactions
      (identified cost basis)                  (156,598)
   Investment transactions in
      Partnership Preference Units
      (identified cost basis)                   374,360
   Investment transactions in other real
      estate investments                     (4,898,288)
-------------------------------------------------------
NET REALIZED LOSS                         $  (9,840,298)
-------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investment in Belvedere Capital
      (identified cost basis)             $(664,940,027)
   Investments in Partnership Preference
      Units
      (identified cost basis)                12,166,499
   Investment in other real estate
      investments (net of
      minority interests in unrealized
      loss of controlled
      subsidiaries of $35,740,075)          (38,720,681)
   Interest rate swap contracts             (11,886,171)
-------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION)                         $(703,380,380)
-------------------------------------------------------

NET REALIZED AND UNREALIZED LOSS          $(713,220,678)
-------------------------------------------------------

NET DECREASE IN NET ASSETS FROM
   OPERATIONS                             $(705,552,807)
-------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CHANGES
IN NET ASSETS



INCREASE (DECREASE)                       YEAR ENDED          YEAR ENDED
IN NET ASSETS                             DECEMBER 31, 2002   DECEMBER 31, 2001

--------------------------------------------------------------------------------
Net investment income                     $       7,667,871   $      14,590,851
Net realized loss on
   investment transactions                       (9,840,298)        (16,943,650)
Net change in unrealized appreciation
   (depreciation) of investments               (703,380,380)       (391,295,157)
--------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS
   FROM OPERATIONS                        $    (705,552,807)  $    (393,647,956)
--------------------------------------------------------------------------------
Transactions in Fund Shares --
Net asset value of Fund Shares issued to
   Shareholders in payment of
   distributions declared                 $              --   $      10,824,000
Net asset value of Fund Shares redeemed        (248,946,030)       (144,507,814)
--------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM FUND
   SHARE TRANSACTIONS                     $    (248,946,030)  $    (133,683,814)
--------------------------------------------------------------------------------
Distributions --
   Distributions to Shareholders          $              --   $     (25,778,992)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                       $              --   $     (25,778,992)
--------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS                $    (954,498,837)  $    (553,110,762)
--------------------------------------------------------------------------------

Net Assets
--------------------------------------------------------------------------------
At beginning of year                      $   3,253,990,369   $   3,807,101,131
--------------------------------------------------------------------------------
AT END OF YEAR                            $   2,299,491,532   $   3,253,990,369
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

                                          YEAR ENDED
INCREASE (DECREASE) IN CASH               DECEMBER 31, 2002

------------------------------------------------------------
Cash Flows From (For) Operating
   Activities --
Net decrease in net assets from
   operations                             $    (705,552,807)
Adjustments to reconcile net decrease in
   net assets from operations to net
   cash flow from operating
   activities --
   Amortization of debt issuance costs              733,395
   Net investment income allocated from
      Belvedere Capital                         (20,173,491)
   Increase in dividends and interest
      receivable                                 (2,655,156)
   Decrease in escrow deposits                      324,445
   Decrease in other assets                         518,437
   Increase in interest payable for open
      swap contracts                                751,056
   Increase in accrued property taxes               342,001
   Decrease in security deposits,
      accrued interest and accrued other
      expenses and liabilities                   (2,113,466)
   Improvements to rental property               (7,419,423)
   Proceeds from sale of investment in
      other real estate                          69,531,621
   Decrease in cash due to sales of
      majority interests in controlled
      subsidiaries                               (2,701,849)
   Proceeds from sales of Partnership
      Preference Units                           35,374,360
   Net decrease in investment in
      Belvedere Capital                          29,206,437
   Decrease in short-term investments             3,154,806
   Minority interests in net income of
      controlled subsidiaries                     3,739,942
   Net realized loss on investment
      transactions                                9,840,298
   Net change in unrealized
      (appreciation) depreciation of
      investments                               703,380,380
------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES  $     116,280,986
------------------------------------------------------------
Cash Flows For Financing Activities --
   Repayment of Credit Facility           $    (105,000,000)
   Payments on mortgages                         (4,258,248)
   Payments for Fund Shares redeemed             (4,551,514)
   Distributions paid to minority
      shareholders                               (2,425,345)
------------------------------------------------------------
NET CASH FLOWS FOR FINANCING ACTIVITIES   $    (116,235,107)
------------------------------------------------------------

NET INCREASE IN CASH                      $          45,879
------------------------------------------------------------

CASH AT BEGINNING OF YEAR                 $      12,170,155
------------------------------------------------------------

CASH AT END OF YEAR                       $      12,216,034
------------------------------------------------------------

Supplemental Disclosure and Non-cash
Investing and Financing Activities
------------------------------------------------------------
Interest paid for loan -- Credit
   Facility                               $      21,451,007
Interest paid for mortgages               $      49,726,544
Interest paid for swap contracts          $      44,574,471
Market value of securities distributed
   in payment of redemptions              $     241,837,325
Market value of real property and other
   assets, net of current liabilities,
   disposed of in conjunction with sale
   of real estate investments             $     312,692,366
Mortgages disposed of in conjunction
   with sale of real estate investments   $     228,369,483
------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS CONT'D

FINANCIAL HIGHLIGHTS



FOR THE YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------
Net asset value -- Beginning of year
$  106.980
--------------------------------------------------------------------------------
Income (loss) from operations
--------------------------------------------------------------------------------
Net investment income(6)
$    0.263
Net realized and unrealized loss
(24.303)
--------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS
$  (24.040)
--------------------------------------------------------------------------------

NET ASSET VALUE -- END OF YEAR
$   82.940
--------------------------------------------------------------------------------

TOTAL RETURN(1)
(22.47)%
--------------------------------------------------------------------------------

                                    AS A PERCENTAGE OF        AS A PERCENTAGE OF
                                    AVERAGE NET               AVERAGE GROSS
RATIOS                              ASSETS(4)(5)              ASSETS (5)

--------------------------------------------------------------------------------
Expenses of Consolidated Real
 Property Subsidiaries
    Interest and other borrowing
         costs(3)                           1.47%                        0.99%
    Operating expenses(3)                   1.89%                        1.27%
Belcrest Capital Fund LLC Expenses
    Interest and other borrowing
          costs(2)                          2.38%                        1.60%
    Investment advisory and
         Administrative fees,
         servicing fees and other
         Fund operating expenses(2)(7)      1.16%                        0.78%
Total expenses                              6.90%                        4.64%
Net investment income                       0.28%                        0.19%
--------------------------------------------------------------------------------

                                    AS A PERCENTAGE OF        AS A PERCENTAGE OF
                                    AVERAGE NET               AVERAGE GROSS
RATIOS                              ASSETS(4)(5)              ASSETS (5)

Supplemental Data
--------------------------------------------------------------------------------
Net assets, end of year (000's
   omitted)                                                      $2,299,492
Portfolio turnover of
   Tax-Managed Growth
   Portfolio                                                            23%
--------------------------------------------------------------------------------


(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.
(2) Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty). Does not include expenses of the real estate subsidiaries majority-owned by Belcrest Realty.
(3) Includes Belcrest Realty's proportional share of expenses incurred by its majority-owned subsidiaries (Note 1).
(4) Average Gross Assets is defined as the average daily amount of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of each entity's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty (Note 1B).
(5) For the purpose of calculating ratios, the income and expenses of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from the Portfolio.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 Organization
-------------------------------------------
A Investment Objective -- Belcrest Capital Fund LLC (Belcrest Capital) is a Massachusetts limited liability company established to offer diversification and tax-sensitive investment management to persons holding large and concentrated positions in equity securities of selected publicly-traded companies. The investment objective of Belcrest Capital is to achieve long-term, after-tax returns for Belcrest Capital shareholders (Shareholders). Belcrest Capital pursues this objective primarily by investing indirectly in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended. The Portfolio is organized as a trust under the laws of the State of New York. Belcrest Capital maintains its investment in the Portfolio by investing in Belvedere Capital Fund Company LLC (Belvedere Capital), a separate Massachusetts limited liability company that invests exclusively in the Portfolio. The performance of Belcrest Capital and Belvedere Capital is directly and substantially affected by the performance of the Portfolio. Separate from its investment in the Portfolio through Belvedere Capital, Belcrest Capital invests in real estate assets including income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly-traded real estate investment trusts (REITs) and interests in real properties held through joint ventures that are controlled subsidiaries of Belcrest Realty Corporation (Belcrest Realty).

B Subsidiaries -- Belcrest Capital invests in real estate through its subsidiary Belcrest Realty. At December 31, 2002, Belcrest Realty invested directly in Partnership Preference Units and indirectly in real property through its controlled subsidiaries Bel Santa Ana LLC (BSA), Bel Alliance Properties, LLC (Bel Alliance), and Casco Property Trust, LLC (Casco).

     Belcrest Realty -- Belcrest Realty invests directly in Partnership Preference Units and also holds a 100% interest in BSA and majority interests in Bel Alliance and Casco. At December 31, 2002, Belcrest Capital owned 100% of the common stock issued by Belcrest Realty and intends to hold all of Belcrest Realty's common stock at all times. Additionally, 2,100 shares of preferred stock of Belcrest Realty are outstanding at December 31, 2002. The preferred stock has a par value of $0.01 per share and is redeemable by Belcrest Realty at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as minority interest on the Consolidated Statement of Assets and Liabilities.

     BSA -- BSA, a wholly-owned subsidiary of Belcrest Realty, owns two suburban office buildings located in California. The properties are leased to a single tenant under a triple net lease and were 100% occupied at December 31, 2002.

     Bel Alliance -- Bel Alliance, a majority-owned subsidiary of Belcrest Realty, owns forty-one multi-family residential properties consisting of 13,833 units (collectively, the Bel Alliance Properties) located in seven states (Texas, Virginia, Maryland, Georgia, Alabama, North Carolina, and Florida). The average occupancy rate was approximately 92% at December 31, 2002. Belcrest Realty owns 100% of the Class A units of Bel Alliance and a minority shareholder (the Bel Alliance Minority Shareholder) owns 100% of Class B units. The units of Bel Alliance entitled to board of managers' representation are currently owned 58% by Belcrest Realty and 42% by the Bel Alliance Minority Shareholder. The Class B equity interest is recorded as minority interest on the Consolidated Statement of Assets and Liabilities.

     The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belcrest Realty has priority in distributions and has greater voting rights than the holders of the Class B units. Pursuant to a buy/sell agreement entered into at the time Bel Alliance was established, either Belcrest Realty or the Bel Alliance Minority Shareholder can give notice on or after March 17, 2010 either to buy the other's equity interest in Bel Alliance or to sell its own equity interest in Bel Alliance.

     Casco -- Casco, a majority-owned subsidiary of Belcrest Realty, owns eight multi-family residential properties consisting of 2,428 units (collectively, the Casco Properties) located in five states (North Carolina, Tennessee, Florida, Georgia and Texas). The average occupancy rate was 96% at December 31, 2002. Belcrest Realty owns 100% of the Class A units of Casco and a minority shareholder (the Casco Minority Shareholder) owns 100% of the Class B units. The units of Casco entitled to board of managers' representation are owned 75% by Belcrest Realty and 25% by the Casco Minority Shareholder. The Class B equity interest is recorded as minority interest on the Consolidated Statement of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belcrest Realty has priority in distributions and has greater voting rights than the holders of the Class B units. Pursuant to a buy/ sell agreement entered into at the time Casco was established, either Belcrest Realty or the Casco Minority Shareholder can give notice after November 23, 2010 either to buy the other's equity interest in Casco or to sell its own equity interest in Casco.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     Bel Communities -- Bel Communities Property Trust (Bel Communities), which was a majority-owned subsidiary of Belcrest Realty during the year ended December 31, 2002, owns twelve multi-family residential properties consisting of 2,624 units (collectively, the Bel Communities Properties) located in eleven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee, Minnesota, Maryland, Oregon, Oklahoma and Florida). Belcrest Realty owned Class A units of Bel Communities, representing 75% of the voting interests in Bel Communities, and a minority shareholder (the Bel Communities Minority Shareholder) owns Class B units, representing 25% of the voting interests in Bel Communities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belcrest Realty had priority in distributions and had greater voting rights than the holder of the Class B units. Belcrest Realty does not own an interest in Bel Communities at December 31, 2002.

     Bel Apartment -- Bel Apartment Properties Trust (Bel Apartment), which was a majority-owned subsidiary of Belcrest Realty during the year ended December 31, 2002, owns ten multi-family residential properties consisting of 2,530 units (collectively, the Bel Apartment Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington,
     Tennessee and Florida). Belcrest Realty owned Class A units of Bel Apartment, representing 75% of the voting interests in Bel Apartment, and a minority shareholder (the Bel Apartment Minority Shareholder) owns Class B units, representing 25% of the voting interests in Bel Apartment. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belcrest Realty had priority in distributions and had greater voting rights than the holder of the Class B units. Belcrest Realty does not own an interest in Bel Apartment at December 31, 2002.

     The accompanying consolidated financial statements include the accounts of Belcrest Capital, Belcrest Realty, BSA, Bel Alliance, Casco, Bel Communities (for the period during which Belcrest Realty maintained an interest in Bel Communities), and Bel Apartment (for the period during which Belcrest Realty maintained an interest in Bel Apartment) (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

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

A Investment Costs -- The Fund's investment assets were acquired through contributions of common stock by Shareholders in exchange for Shares of the Fund, through private purchases of Partnership Preference Units and other real estate investments and through contributions of real estate investments in exchange for cash and minority interests in controlled subsidiaries. Upon receipt of common stock from Shareholders, Belcrest Capital immediately exchanged the contributed securities into Belvedere Capital for shares thereof, and Belvedere Capital, in turn, immediately thereafter exchanged the contributed securities into the Portfolio for an interest in the Portfolio. The cost at which the Fund's investments of contributed securities is carried in the consolidated financial statements is the value of the contributed common stock as of the close of business on the day prior to their contribution to the Fund. The initial tax basis of the Fund's investment in the Portfolio through Belvedere Capital is the same as the contributing Shareholders' basis in securities and cash contributed to the Fund. The initial tax and financial reporting basis of the Fund's investments in Partnership Preference Units and other real estate purchased by the Fund is the purchase cost. The initial cost at which the Fund's investments in real estate contributed to the Fund is carried in the consolidated financial statements is the market value on contribution date. The initial tax basis of real estate investments contributed to the Fund is the market value on the date of contribution, the contributor's tax basis at the time of contribution or a combination thereof, depending on the taxability of the contribution.

B Investment Valuations -- The Fund's investments may consist of Partnership Preference Units, other real property investments, shares of Belvedere Capital and short-term debt securities. Belvedere Capital's only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Additionally, the Fund has entered into interest rate swap agreements (Note 7). The valuation policy followed by the Fund, Belvedere Capital and the Portfolio is as follows:

     Marketable securities, including options, that are listed on foreign or U.S. securities exchanges or in the NASDAQ National Market System are valued at closing sale prices on the exchange where such securities are principally traded. Futures positions on securities or currencies are

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     generally valued at closing settlement prices. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the latest bid and asked prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost, which approximates fair value. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, are normally valued on the basis of valuations furnished by a pricing service. Investments held by the Portfolio for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by or at the direction of the Trustees. Investments held by the Fund for which valuations or market quotations are unavailable are valued at fair value using methods determined in good faith by Boston Management and Research (Boston Management), a wholly-owned subsidiary of Eaton Vance Management (Eaton Vance), as Investment Adviser of Belcrest Capital and Manager of Belcrest Realty. Interest rate swap contracts for which prices are unavailable are valued as determined in good faith by Boston Management.

     The value of the Fund's real estate investments is determined in good faith by Boston Management, as Manager of Belcrest Realty, taking into account all relevant factors, data and information, including, with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments, other than Partnership Preference Units, are generally stated at estimated fair values based upon independent valuations assuming an orderly disposition of assets. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations for the real estate joint ventures reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including, but not limited to, an orderly disposition of assets, values may differ from amounts ultimately realized.

C Interest Rate Swaps -- Belcrest Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. pursuant to these agreements, Belcrest Capital makes quarterly payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to three-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses. Belcrest Capital is exposed to credit loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in the value of interest rates.

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

F Rental Operations -- The apartment units held by Bel Alliance and Casco are leased to residents generally for a term of one year renewable upon consent of both parties. The office properties held by BSA are leased on a triple net lease basis pursuant to a non-cancelable, fixed-term operating lease expiring in 2015 with options to extend for two additional six-year periods. The future minimum rents to be received by BSA during the current terms of the lease as of December 31, 2002, are approximately $4,050,000 in 2003, $4,607,000 in 2004, $4,658,000 in 2005, 2006 and 2007, and
     $41,066,000 thereafter.

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     The mortgage escrow accounts consist of deposits for real estate taxes, insurance, reserve for replacements and capital repairs required under mortgage agreements as well as tenant security deposits. The mortgage escrow accounts are held by the financial institutions and controlled by lenders (Note 8).

     Costs incurred in connection with acquisitions of properties have been capitalized. Significant betterments and improvements are capitalized as part of real property.

G Income -- Dividend income is recorded on the ex-dividend date and interest income is recorded on the accrual basis. Rental income is recorded on the accrual basis based upon the terms of the lease agreements.

     Belvedere  Capital's  net  investment  income or loss consists of Belvedere
     Capital's pro rata share of the net investment income or loss of the Portfolio, less all actual or accrued expenses of Belvedere Capital, determined in accordance with accounting principles generally accepted in the United States of America. The Fund's net investment income or loss consists of the Fund's pro rata share of the net investment income of Belvedere Capital, plus all income earned on the Fund's direct and indirect investments (including Partnership Preference Units and other real property), less all actual and accrued expenses of the Fund determined in accordance with accounting principles generally accepted in the United States of America.

H Deferred Costs -- Deferred mortgage origination expenses incurred in connection with the financing of Bel Alliance and Casco are amortized over the terms of the respective loans. Deferred loan costs are included in other assets in the accompanying consolidated financial statements.

I Income Taxes -- Belcrest Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belcrest Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belcrest Realty, Bel Alliance and Casco is to comply with the Internal Revenue Code of 1986, as amended applicable to REITs. Belcrest Realty, Bel Alliance and Casco will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT. BSA is a single member limited liability company treated as a pass-through entity for federal tax purposes.

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

3    Distributions to Shareholders
-------------------------------------------
     Belcrest Capital intends to distribute each year the amount of its net investment income for the year, if any, and 22% of the amount of its net realized capital gains for such year, if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary event with respect to a security contributed by that

     Shareholder or such Shareholder's predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belcrest Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) will be made solely to the Shareholders to whom such realized precontribution gain is allocated. No Special Distributions were paid or accrued during the year ended December 31, 2002.

     In addition, Belcrest Realty, Bel Alliance and Casco intend to distribute substantially all of their taxable income earned by the respective entities during the year.

4    Shareholder Transactions
-------------------------------------------
     Belcrest Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares were as follows:


                                          YEAR ENDED            YEAR ENDED
                                       DECEMBER 31, 2002     DECEMBER 31, 2001

--------------------------------------------------------------------------------
    Issued to Shareholders electing to
     receive payment of distributions in
     Fund Shares                                --                96,934
    Redemptions                           (2,692,855)           (1,326,259)
--------------------------------------------------------------------------------
    NET DECREASE                          (2,692,855)           (1,229,325)
--------------------------------------------------------------------------------


     Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed.
     The  redemption  fee  is  paid  to  Eaton  Vance  Distributors,   Inc.  (EV

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     Distributors) by Belcrest Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a tender offer or other extraordinary corporate event or Fund Shares redeemed following the death of all of the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions by a Shareholder, who, during any 12-month period, redeems less than 8% of the total number of Fund Shares held by the Shareholder as of the beginning of the 12-month period. For the year ended December 31, 2002, EV Distributors received $479,948 in redemption fees.

5    Investment Transactions
-------------------------------------------
     For the year ended December 31, 2002, increases and decreases of the Fund's investment in Belvedere Capital aggregated $117,237,206 and $461,991,935, respectively, sales of Partnership Preference Units aggregated $35,374,360, and sales of other real estate investments aggregated $69,531,621. Included in the decrease in the investment in Belvedere Capital is the receipt of common stock through a redemption in-kind that was subsequently sold for $73,554,369. There were no purchases of Partnership Preference Units or other real estate investments during the year ended December 31, 2002.

     During 2002, Belcrest Realty sold its majority interests in Bel Apartment and Bel Communities to another Fund sponsored by Eaton Vance and recognized an aggregate loss of $4,898,288.

6    Indirect Investment in Portfolio
-------------------------------------------
     Belvedere Capital's interest in the Portfolio at December 31, 2002, was $8,753,268,522 representing 60.1% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at December 31, 2002 was $2,423,063,983 representing 27.7% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2002 totaled $123,096,851 of which $37,902,671 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the year ended December 31, 2002 totaled $42,648,896, of which $13,225,727 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $4,503,453 for the year ended December 31, 2002, representing $111,732 of operating expenses and $4,391,721 of service fees (Note 9).

7    Cancelable Interest Rate Swap Agreements
-------------------------------------------
     Belcrest Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of December 31, 2002, Belcrest Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc.

NOTIONAL                             INITIAL                   UNREALIZED
 AMOUNT                              OPTIONAL     FINAL        DEPRECIATION AT
 (000'S    FIXED     FLOATING        TERMINATION  TERMINATION  DECEMBER 31,
OMITTED)   RATE      RATE            DATE         DATE         2002

--------------------------------------------------------------------------------
$68,750    6.225%    LIBOR + 0.45%   11/24/03     11/24/05    $     2,631,954
 24,528    6.295%    LIBOR + 0.45%   05/24/03     11/24/05            524,357
 41,368    6.310%    LIBOR + 0.45%   02/24/03     11/24/05            552,915
  9,030    6.505%    LIBOR + 0.45%   03/04/03     11/24/05             72,358
 21,996    6.497%    LIBOR + 0.45%   04/20/03     11/24/05            306,283
 20,018    6.439%    LIBOR + 0.45%   11/24/03     11/24/05            806,266
111,000    6.4068%   LIBOR + 0.45%   02/23/04     11/24/05          5,541,030
 80,000    6.555%    LIBOR + 0.45%   04/28/04     11/24/05          4,704,347
 16,468    6.7195%   LIBOR + 0.45%   02/06/03     11/24/05             73,907
 12,671    6.6176%   LIBOR + 0.45%   11/24/03     11/24/05            531,221
 15,105    6.5903%   LIBOR + 0.45%   02/23/04     11/24/05            786,970
 26,516    7.308%    LIBOR + 0.45%   11/24/03     11/24/05          1,277,816
 40,193    7.301%    LIBOR + 0.45%   02/23/04     11/24/05          2,427,007
 10,109    7.237%    LIBOR + 0.45%   04/29/04     11/24/05            689,195
155,000    7.231%    LIBOR + 0.45%   07/28/04     11/24/05         12,202,144
 17,674    7.700%    LIBOR + 0.45%   02/23/04     11/24/05          1,148,226
  9,833    7.635%    LIBOR + 0.45%   07/28/04     11/24/05            837,224
 43,000    7.6525%   LIBOR + 0.45%   09/17/04     11/24/05          3,931,451
 35,024    7.644%    LIBOR + 0.45%   07/28/04     11/24/05          2,986,988
212,000    7.6224%   LIBOR + 0.45%   09/28/04     11/24/05         19,546,084
  1,907    7.580%    LIBOR + 0.45%   04/29/04     11/24/05            138,784
--------------------------------------------------------------------------------
    TOTAL                                                         $61,716,527
--------------------------------------------------------------------------------

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

8    Debt
-------------------------------------------
A Mortgages -- Rental property held by Belcrest Realty's controlled subsidiaries is financed through mortgages issued to the controlled subsidiaries. The mortgages are secured by the rental property and are generally without recourse to the other assets of Belcrest Capital and Belcrest Realty. The estimated fair value of the rental property securing the loans is $651,756,818 at December 31, 2002. Balances outstanding at December 31, 2002 are as follows:



                                    MONTHLY
                          ANNUAL    PRINCIPAL AND
  MATURITY                INTEREST  INTEREST       BALANCE AT
  DATE                    RATE      PAYMENT        DECEMBER 31, 2002

  ---------------------------------------------------------------------
  October 1, 2005         6.900%   $   80,349         $ 11,611,118
  February 1, 2009        7.220%      646,135           91,466,967
  May 1, 2009             7.250%       36,155            5,121,829
  July 1, 2009            7.740%      235,286           31,939,502
  July 1, 2009            7.830%      277,228           37,331,750
  April 1, 2010           8.560%      611,187           77,648,590
  April 1, 2010           8.640%      545,201           68,785,131
  June 1, 2011(1)         6.765%      617,239          109,488,000
  January 1, 2028         7.143%      418,459           58,520,020
  July 10, 2015           7.180%      337,500(2)        49,104,630
  ---------------------------------------------------------------------
                                   $3,804,739         $541,017,537
  ---------------------------------------------------------------------


(1) Mortgage provides for monthly payments of interest only through the respective maturity date with the entire principal balance due on the respective maturity date.
(2) Amount indicates current monthly loan payment. Amount increases as rental payments under lease agreement with property tenant increases.

     Scheduled repayments of mortgages for the years subsequent to December 31, 2002, are as follows:



    YEAR ENDING DECEMBER 31,                  AMOUNT

    ------------------------------------------------------
    2003                                   $  4,597,447
    2004                                      5,465,008
    2005                                     17,093,949
    2006                                      6,294,793
    2007                                      6,795,303
    Thereafter                              500,771,037
    ------------------------------------------------------
                                           $541,017,537
    ------------------------------------------------------

     The estimated market value of the mortgage notes payable is approximately $596,000,000 at December 31, 2002. The mortgage notes payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage notes payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable or sell the related rental property prior to the maturity date. The market value of the mortgages is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgment is necessary in interpreting market data to develop estimates at market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

B Credit Facility -- Belcrest Capital has obtained a $1,150,000,000 credit facility (the Credit Facility), which includes the ability of Belcrest Capital to utilize letters of credit, with an initial term of seven years from Merrill Lynch International Bank Limited (MLIB). Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA, Bel Alliance and Casco. Interest on borrowed funds is based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum and fees on letters of credit are charged at a rate of 0.80% per annum. Belcrest Capital may borrow for interest periods of one month to five years. In addition, Belcrest Capital pays a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment. Borrowings under the Credit Facility have been used to purchase qualifying assets, pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes. At December 31, 2002, amounts outstanding under the Credit Facility totaled $779,350,000. There were no outstanding letters of credit at December 31, 2002.

9    Management Fee and Other Transactions with Affiliates
----------------------------------------------------------
     Belcrest Capital and the Portfolio have engaged Boston Management as Investment Adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2002, the advisory fee applicable to the

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     Portfolio was 0.44% of Average daily net assets. Belvedere Capital's allocated portion of the advisory fee was $41,180,780 of which $12,765,707 was allocated to Belcrest Capital for the year ended December 31, 2002.

     In addition, Boston Management is, subject to the fee cap described below, entitled to receive a monthly advisory and administrative fee of 1/20 of 1% (0.60% annually) of the average daily gross assets of Belcrest Capital. The term "gross assets" is defined to include the value of all assets of Belcrest Capital, other than Belcrest Capital's investment in Belcrest Realty, minus the sum of Belcrest Capital's liabilities, other than the principal amount of money borrowed. Belcrest Realty pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belcrest Realty (which consist of all assets of Belcrest Realty minus the sum of Belcrest Realty's liabilities other than the principal amount of money borrowed). For this purpose, the assets and liabilities of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty. For the year ended December 31, 2002, the advisory and administrative fee plus the management fee accrued or paid to Boston Management by Belcrest Capital and Belcrest Realty, totaled $11,646,690.

     Eaton Vance and Boston Management do not receive separate compensation for serving as Manager of Belcrest Capital and Manager of Belvedere Capital, respectively.

     As compensation for its services as placement agent, Belcrest Capital pays EV Distributors a monthly distribution fee at an annual rate of 0.10% of the average daily net assets of Belcrest Capital. For the year ended December 31, 2002, Belcrest Capital's distribution fees paid or accrued to EV Distributors totaled $2,735,798.

     Payments to the Eaton Vance organization for investment advisory, management, administration and distribution services made by or in respect of Belcrest Capital on a direct or indirect basis are subject to a monthly fee cap at a rate of 1/20th of 1% (equivalent to 0.60% annually) of the average daily gross assets of Belcrest Capital (as defined above). Payments subject to the monthly fee cap are the distribution fee paid to EV Distributors, Belcrest Capital's attributable share of the advisory and management fees paid by the Portfolio and Belcrest Realty, and Belcrest Capital's advisory and administrative fee. Boston Management has agreed to waive a portion of the monthly advisory and administrative fee otherwise payable by Belcrest Capital as necessary to comply with the monthly fee cap. For the year ended December 31, 2002, Boston Management has waived $2,735,798 of the advisory and administrative fees of Belcrest Capital.

     Pursuant to a servicing agreement between Belvedere Capital and EV Distributors, Belvedere Capital pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets and totaled $14,167,556 for the year ended December 31, 2002, of which $4,391,721 was allocated to Belcrest Capital. Pursuant to a servicing agreement between Belcrest Capital and EV Distributors, Belcrest Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital. For the year ended December 31, 2002, the servicing fee paid directly by Belcrest Capital totaled $1,082,937. Of the servicing fee amounts allocated to and incurred by Belcrest Capital, for the year ended December 31, 2002, $5,462,861 was paid to subagents.

    Management services for the real property held by Bel Alliance, Casco, Bel Communities and Bel Apartment are provided by an affiliate of each respective entity's Minority Shareholder (Note 1B). Each management agreement provides for a management fee and allows for reimbursement of payroll and other direct expenses incurred by the managers in conjunction with managing each respective entity's properties (Note 1B). For the year ended December 31, 2002, Belcrest Realty's controlled subsidiaries paid or accrued property management fees of $5,183,709.

10   Segment Information
-------------------------------------------
     Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company of equity securities that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belcrest Capital invests in real estate assets through its subsidiary Belcrest Realty. Belcrest Realty invests directly in Partnership Preference Units and indirectly in real property through controlled subsidiaries, BSA, Bel Alliance and Casco (Note 1).

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D

     Belcrest Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain
     (loss), and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belcrest Capital on a consolidated basis (Note 2). No reportable segments have been aggregated. Reportable information by segment is as follows:



                                     TAX
                                   MANAGED
    FOR THE YEAR ENDED             GROWTH         REAL
    DECEMBER 31, 2002             PORTFOLIO*     ESTATE        TOTAL

--------------------------------------------------------------------------------
Revenue                          $   20,173,491 $  186,543,057 $  206,716,548
Interest expense on mortgages          --          (50,432,321)   (50,432,321)
Interest expense on Credit Facility    --          (19,387,954)   (19,387,954)
Interest expense on swap contracts     --          (45,325,527)   (45,325,527)
Operating expenses                   (1,688,258)   (73,892,520)   (75,580,778)
Minority interest in net income of
 controlled subsidiaries               --           (3,739,942)    (3,739,942)
--------------------------------------------------------------------------------
NET INVESTMENT INCOME (LOSS)     $   18,485,233 $   (6,235,207)$   12,250,026
--------------------------------------------------------------------------------
Net realized loss                    (5,316,370)    (4,523,928)    (9,840,298)
Change in unrealized gain (loss)   (664,940,027)   (38,440,353)  (703,380,380)
--------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM
 OPERATIONS OF REPORTABLE
 SEGMENTS                        $ (651,771,164)$  (49,199,488)$ (700,970,652)
--------------------------------------------------------------------------------
Segment assets                   $2,496,618,352 $1,232,168,876 $3,728,787,228
Segment liabilities                   3,952,503  1,420,074,228  1,424,026,731
--------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE
 SEGMENTS                        $2,492,665,849 $ (187,905,352)$2,304,760,497
--------------------------------------------------------------------------------

* Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

     The following tables reconcile the reported segment information to the consolidated financial statements for the year ended December 31, 2002:

   ----------------------------------------------------------
    Revenue:
       Revenue from reportable segments       $  206,716,548
       Unallocated revenue                            49,350
   ----------------------------------------------------------
    TOTAL REVENUE                             $  206,765,898
   ----------------------------------------------------------
    Net increase (decrease) in net assets from operations:
       Net decrease in net assets from
        operations of reportable segments     $ (700,970,652)
       Unallocated revenue                            49,350
       Unallocated expenses                       (4,631,505)
   ----------------------------------------------------------
    TOTAL NET DECREASE IN NET ASSETS FROM
     OPERATIONS                               $ (705,552,807)
   ----------------------------------------------------------
    Net assets:
       Net assets of reportable segments      $2,304,760,497
       Unallocated cash                            7,861,074
       Short-term investments                      2,564,911
       Loan payable -- Credit Facility           (15,587,000)
       Other liabilities                            (107,950)
   ----------------------------------------------------------
    TOTAL NET ASSETS                          $2,299,491,532
   ----------------------------------------------------------

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF BELCREST CAPITAL FUND LLC
AND SUBSIDIARIES
---------------------------------------------

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated portfolio of investments, of Belcrest Capital Fund LLC and subsidiaries, (collectively, the Fund) as of December 31, 2002, and the related consolidated statements of operations and cash flows for the year then ended, the consolidated statements of changes in net assets for each of the two years in the period then ended, and financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2002 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2002, the results of its operations, the changes in its net assets, its cash flows and financial highlights for the respective stated periods, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 28, 2003

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 98.9%



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Aerospace and Defense -- 3.0%
--------------------------------------------------------------------------------
Boeing Company (The)                            785,510    $    25,913,975
General Dynamics                              2,655,000        210,727,350
Honeywell International, Inc.                   292,998          7,031,952
Northrop Grumman Corp.                        1,084,235        105,170,795
Raytheon Company                                313,599          9,643,169
Rockwell Collins, Inc.                          203,032          4,722,524
United Technologies Corp.                     1,205,679         74,679,757
--------------------------------------------------------------------------------
                                                           $   437,889,522
--------------------------------------------------------------------------------
Air Freight and Logistics -- 2.7%
--------------------------------------------------------------------------------
FedEx Corporation                             2,306,578    $   125,062,659
Robinson (C.H.) Worldwide, Inc.               1,203,674         37,554,629
United Parcel Service, Inc. Class B           3,640,273        229,628,421
--------------------------------------------------------------------------------
                                                           $   392,245,709
--------------------------------------------------------------------------------
Airlines -- 0.0%
--------------------------------------------------------------------------------
Southwest Airlines, Inc.                         17,221    $       239,372
--------------------------------------------------------------------------------
                                                           $       239,372
--------------------------------------------------------------------------------
Auto Components -- 0.2%
--------------------------------------------------------------------------------
ArvinMeritor, Inc.                               33,635    $       560,695
Borg-Warner Automotive, Inc.                    203,981         10,284,722
Dana Corp.                                       46,137            542,571
Delphi Automotive Systems Corp.                   6,338             51,021
Federal Signal Corp.                            283,471          5,505,007
Johnson Controls, Inc.                          128,040         10,264,967
Visteon Corp.                                    15,135            105,340
--------------------------------------------------------------------------------
                                                           $    27,314,323
--------------------------------------------------------------------------------
Automobiles -- 0.3%
--------------------------------------------------------------------------------
DaimlerChrysler AG                                7,000    $       214,550
Ford Motor Co.                                  146,202          1,359,679
General Motors Corp.                             13,896            512,207
Harley-Davidson, Inc.                           714,700         33,019,140
Honda Motor Co. Ltd. ADR                         20,000            361,200
--------------------------------------------------------------------------------
                                                           $    35,466,776
--------------------------------------------------------------------------------
Banks -- 8.8%
--------------------------------------------------------------------------------
AmSouth Bancorporation                          832,318    $    15,980,506

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Banks (continued)
--------------------------------------------------------------------------------
Associated Banc-Corp.                           749,148    $    25,426,083
Bank of America Corporation                   1,996,299        138,882,521
Bank of Hawaii Corp.                             49,425          1,502,026
Bank of Montreal                                271,403          7,197,608
Bank of New York Co., Inc. (The)                454,051         10,879,062
Bank One Corp.                                1,526,487         55,793,100
Banknorth Group, Inc.                            65,720          1,485,272
BB&T Corp.                                    1,169,217         43,249,337
Charter One Financial, Inc.                     251,896          7,236,972
City National Corp.                             273,260         12,020,707
Colonial Bancgroup, Inc. (The)                  396,090          4,725,354
Comerica, Inc.                                  222,464          9,619,343
Commerce Bancshares, Inc.                       179,374          7,047,604
Community First Bancshares, Inc.                360,184          9,530,469
Compass Bancshares, Inc.                        359,763         11,249,789
Credit Suisse Group(1)                          155,136          3,364,598
Fifth Third Bancorp                           1,047,527         61,332,706
First Citizens BancShares, Inc.                  48,696          4,704,034
First Financial Bancorp.                         48,948            802,307
First Midwest Bancorp, Inc.                     815,329         21,777,438
First Tennessee National Corporation             70,143          2,520,939
FleetBoston Financial Corporation               708,165         17,208,409
Golden West Financial Corporation               121,800          8,746,458
GreenPoint Financial Corp.                      620,983         28,056,012
GreenPoint Financial Corp.(2)(3)                100,000          4,516,306
Hibernia Corp. Class A                          187,345          3,608,265
Huntington Bancshares, Inc.                     578,423         10,822,294
Investors Financial Services Corp.              475,402         13,021,261
Keycorp                                         651,954         16,390,124
M&T Bank Corp.                                   39,116          3,103,855
Marshall & Ilsley Corp.                         683,798         18,722,389
Mellon Financial Corporation                    221,912          5,794,122
National City Corp.                           1,288,252         35,195,045
National Commerce Financial Corp.             1,113,055         26,546,362
North Fork Bancorporation, Inc.                  53,534          1,806,237
Northern Trust Corp.                            221,188          7,752,639
PNC Bank Corp.                                  150,003          6,285,126
Popular, Inc.                                       716             24,201
Regions Financial Corp.                       1,624,786         54,202,861
Royal Bank of Canada                            438,749         16,119,638
Royal Bank of Scotland Group PLC                 52,322          1,253,156


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Banks (continued)
--------------------------------------------------------------------------------
Royal Bank of Scotland Group PLC
(A.V.S.)                                         50,837    $        44,800
S&T Bancorp, Inc.                               100,000          2,505,100
Societe Generale                                809,647         47,117,023
SouthTrust Corp.                                331,989          8,249,927
Southwest Bancorporation of Texas,
Inc.(1)                                         815,601         23,497,465
Sovereign Bancorporation, Inc.                   26,692            375,023
SunTrust Banks, Inc.                            404,246         23,009,682
Synovus Financial Corp.                       1,303,564         25,289,142
TCF Financial Corporation                        28,000          1,223,320
U.S. Bancorp                                  4,363,624         92,596,101
UBS AG(1)                                        32,525          1,565,103
Union Planters Corp.                            725,968         20,428,740
Valley National Bancorp                         382,725         10,092,458
Wachovia Corp.                                1,704,138         62,098,789
Washington Mutual, Inc.                       2,083,493         71,943,013
Wells Fargo & Company                         2,670,930        125,186,489
Westamerica Bancorporation                      266,506         10,708,211
Whitney Holding Corp.                           359,920         11,996,134
Zions Bancorporation                            227,671          8,958,626
--------------------------------------------------------------------------------
                                                           $ 1,282,387,681
--------------------------------------------------------------------------------
Beverages -- 4.3%
--------------------------------------------------------------------------------
Anheuser-Busch Companies, Inc.                3,192,296    $   154,507,126
Coca-Cola Company (The)                       3,873,680        169,744,658
Coca-Cola Enterprises, Inc.                   1,729,424         37,563,089
Panamerican Beverages, Inc.                      80,000          1,662,400
PepsiCo., Inc.                                6,158,804        260,024,705
--------------------------------------------------------------------------------
                                                           $   623,501,978
--------------------------------------------------------------------------------
Biotechnology -- 1.5%
--------------------------------------------------------------------------------
Amgen, Inc.(1)                                3,354,935    $   162,177,558
Applera Corp. - Celera Genomics Group(1)         26,000            248,300
Genzyme Corp. - General Division(1)           1,325,812         39,204,261
Gilead Sciences, Inc.(1)                         77,490          2,634,660
Incyte Pharmaceuticals, Inc.(1)               1,118,525          5,100,474
Invitrogen Corp.(1)                             179,449          5,614,959
Vertex Pharmaceuticals, Inc.(1)                  13,000            206,050
--------------------------------------------------------------------------------
                                                           $   215,186,262
--------------------------------------------------------------------------------

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Building Products -- 0.7%
--------------------------------------------------------------------------------
American Standard Companies, Inc.(1)            331,609    $    23,590,664
Masco Corporation                             3,895,436         81,998,928
--------------------------------------------------------------------------------
                                                           $   105,589,592
--------------------------------------------------------------------------------
Chemicals -- 1.1%
--------------------------------------------------------------------------------
Airgas, Inc.(1)                                 469,801    $     8,104,067
Arch Chemicals, Inc.                              4,950             90,337
Bayer AG ADR                                     40,000            866,000
Dow Chemical Co. (The)                          251,078          7,457,017
DuPont (E.I.) de Nemours & Co.                1,252,589         53,109,774
Eastman Chemical Co.                                148              5,442
Ecolab, Inc.                                    300,326         14,866,137
International Flavors & Fragrances, Inc.         50,247          1,763,670
MacDermid, Inc.                                  61,937          1,415,260
Monsanto Company                                 94,435          1,817,874
Olin Corp.                                        9,900            153,945
PPG Industries, Inc.                             23,742          1,190,661
Rohm and Haas, Co.                                2,380             77,302
RPM, Inc.                                       470,138          7,183,709
Sigma-Aldrich Corp.                             630,897         30,724,684
Solutia Inc.                                     99,629            361,653
Syngenta AG(1)                                   10,030            115,546
Valspar Corp.                                   818,316         36,153,201
--------------------------------------------------------------------------------
                                                           $   165,456,279
--------------------------------------------------------------------------------
Commercial Services and Supplies -- 5.0%
--------------------------------------------------------------------------------
Allied Waste Industries, Inc.(1)              1,675,000    $    16,750,000
Apollo Group, Inc. Class A(1)                     7,599            334,356
Arbitron, Inc.(1)                                30,885          1,034,647
Automatic Data Processing, Inc.               4,747,523        186,340,278
Avery Dennison Corp.                          1,332,004         81,358,804
Banta Corp.                                      42,341          1,324,003
BISYS Group, Inc. (The)(1)                      280,492          4,459,823
Block (H&R), Inc.                               732,354         29,440,631
Bowne & Company                                 172,640          2,063,048
Cendant Corp.(1)                                549,359          5,757,282
Century Business Services, Inc.(1)              400,000          1,060,000
Ceridian Corp.(1)                               166,750          2,404,535
Certegy, Inc.(1)                                 42,862          1,052,262
Cintas Corp.                                  1,020,305         46,678,954
Concord EFS, Inc.(1)                            531,454          8,365,086


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Commercial Services and Supplies (continued)
--------------------------------------------------------------------------------
Consolidated Graphics, Inc.(1)                   70,215    $     1,562,284
CSG Systems International, Inc.(1)               41,116            561,233
Deluxe Corporation                               80,675          3,396,417
Donnelley (R.R.) & Sons Co.                     200,521          4,365,342
DST Systems, Inc.(1)                            391,034         13,901,259
eFunds Corp.(1)                                  44,484            405,249
Equifax, Inc.                                    85,724          1,983,653
First Data Corp.                              4,150,162        146,957,236
Gevity HR, Inc.                                  78,125            316,406
Harland (John H.) Co.                            51,540          1,140,580
HON Industries, Inc.                          1,561,853         44,169,203
Imagistics International Inc.(1)                  2,482             49,640
Manpower, Inc.                                  112,000          3,572,800
Miller (Herman) Inc.                            577,903         10,633,415
Navigant Consulting, Inc.(1)                    496,795          2,931,090
Navigant International, Inc.(1)                  44,278            545,948
Paychex, Inc.                                 1,548,895         43,214,170
Pitney Bowes, Inc.                               89,799          2,932,835
Proquest Company(1)                             115,000          2,254,000
ServiceMaster Co.                               938,668         10,419,215
Spherion Corp.(1)                                90,000            603,000
Steelcase Inc.                                  123,000          1,348,080
Sylvan Learning Systems, Inc.(1)                815,396         13,372,494
Waste Management, Inc.                        1,310,285         30,031,732
--------------------------------------------------------------------------------
                                                           $   729,090,990
--------------------------------------------------------------------------------
Communications Equipment -- 1.2%
--------------------------------------------------------------------------------
3Com Corp.(1)                                   873,949    $     4,046,384
ADC Telecommunications, Inc.(1)                 370,286            773,899
Advanced Fibre Communication, Inc.(1)            15,000            250,200
Alcatel S.A. ADR                                 43,728            194,152
Avaya, Inc.(1)                                   65,196            159,730
Ciena Corp.(1)                                  380,378          1,955,143
Cisco Systems, Inc.(1)                        3,718,338         48,710,228
Comverse Technology, Inc.(1)                    386,378          3,871,508
Corning, Inc.(1)                                705,943          2,336,671
Enterasys Networks, Inc.(1)                      61,088             95,297
JDS Uniphase Corp.(1)                           266,080            657,218
Lucent Technologies, Inc.(1)                    654,299            824,417
McData Corp., Class A(1)                         22,604            160,488
Motorola, Inc.                                  604,394          5,228,008
Nokia Corp., Class A, ADR                     6,050,307         93,779,758

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Communications Equipment (continued)
--------------------------------------------------------------------------------
Nortel Networks Corp.(1)                      1,663,151    $     2,677,673
Qualcomm, Inc.(1)                               344,112         12,522,236
Riverstone Networks, Inc.(1)                     31,344             66,449
Tellabs, Inc.(1)                                118,404            860,797
--------------------------------------------------------------------------------
                                                           $   179,170,256
--------------------------------------------------------------------------------
Computers and Peripherals -- 3.2%
--------------------------------------------------------------------------------
Dell Computer Corp.(1)                        3,963,089    $   105,973,000
EMC Corp.(1)                                  1,014,343          6,228,066
Gateway, Inc.(1)                                 99,407            312,138
Hewlett-Packard Co.                           2,235,064         38,800,711
International Business Machines Corp.         1,442,028        111,757,170
Lexmark International Group, Inc.(1)          3,269,528        197,806,444
Network Appliance, Inc.(1)                      488,000          4,880,000
Palm, Inc.(1)                                    65,230          1,024,111
Sun Microsystems, Inc.(1)                       537,670          1,672,154
--------------------------------------------------------------------------------
                                                           $   468,453,794
--------------------------------------------------------------------------------
Construction and Engineering -- 0.1%
--------------------------------------------------------------------------------
Dycom Industries, Inc.(1)                       160,464    $     2,126,148
Jacobs Engineering Group, Inc.(1)               325,090         11,573,204
Salient 3 Communications, Inc., Class A          78,125             54,687
--------------------------------------------------------------------------------
                                                           $    13,754,039
--------------------------------------------------------------------------------
Construction Materials -- 0.1%
--------------------------------------------------------------------------------
CRH plc                                         329,450    $     4,076,249
Vulcan Materials Company                        184,512          6,919,200
--------------------------------------------------------------------------------
                                                           $    10,995,449
--------------------------------------------------------------------------------
Containers and Packaging -- 0.1%
--------------------------------------------------------------------------------
Bemis Co.                                       141,000    $     6,997,830
Caraustar Industries, Inc.(1)                   264,862          2,510,892
Sealed Air Corp.(1)                             174,914          6,524,292
Sonoco Products Co.                             160,690          3,684,622
Temple-Inland, Inc.                              12,632            566,040
--------------------------------------------------------------------------------
                                                           $    20,283,676
--------------------------------------------------------------------------------
Distillers and Vintners -- 0.0%
--------------------------------------------------------------------------------
Brown-Forman Corp. Class A                       15,296    $     1,024,832
--------------------------------------------------------------------------------
                                                           $     1,024,832
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Distributors -- 0.0%
--------------------------------------------------------------------------------
Genuine Parts Company                           188,609    $     5,809,157
--------------------------------------------------------------------------------
                                                           $     5,809,157
--------------------------------------------------------------------------------
Diversified Financials -- 5.8%
--------------------------------------------------------------------------------
Affiliated Managers Group(1)                     13,680    $       688,104
American Express Co.                            925,031         32,699,846
Bear Stearns Companies, Inc.                     16,237            964,478
Capital One Financial Corp.                   1,270,025         37,745,143
Citigroup Inc.                                4,258,531        149,857,706
E*Trade Group, Inc.(1)                          288,290          1,401,089
Fannie Mae                                    1,187,100         76,366,143
Federated Investors, Inc.                     1,634,947         41,478,605
Finova Group, Inc.(1)                           175,587             28,094
Franklin Resources, Inc.                      1,903,317         64,865,043
Freddie Mac                                     180,047         10,631,775
Goldman Sachs Group, Inc.                         9,627            655,599
Household International, Inc.                 1,102,873         30,670,898
ING groep, N.V. ADR                             210,570          3,545,999
Knight Trading Group, Inc.(1)                 1,750,000          8,382,500
Legg Mason, Inc.                                 17,641            856,294
Lehman Brothers Holdings, Inc.                   55,756          2,971,237
MBNA Corporation                                391,431          7,445,018
Merrill Lynch & Co., Inc.                     1,869,290         70,939,555
Moody's Corp.                                    20,004            825,965
Morgan (J.P.) Chase & Co.                       432,106         10,370,544
Morgan Stanley Dean Witter & Co.              4,625,985        184,669,321
Morgan Stanley Dean Witter & Co.(2)(3)          150,000          5,982,760
Nuveen (John) Co.                               150,000          3,802,500
Price (T. Rowe) Group, Inc.                     171,926          4,690,141
Providian Financial Corp.(1)                    597,678          3,878,930
Raymond James Financial, Inc.                    98,225          2,905,495
Schwab (Charles) & Co.                          998,190         10,830,361
SLM Corp.                                       601,833         62,506,375
State Street Corp.                              328,000         12,792,000
Stilwell Financial, Inc.(1)                      95,458          1,247,636
Waddell & Reed Financial, Inc., Class A         150,751          2,965,272
--------------------------------------------------------------------------------
                                                           $   849,660,426
--------------------------------------------------------------------------------
Diversified Telecommunication Services -- 2.5%
--------------------------------------------------------------------------------
Alltel Corp.                                  1,663,732    $    84,850,332
At Home Corporation Series A(1)(2)              371,895                744

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Diversified Telecommunication Services (continued)
--------------------------------------------------------------------------------
AT&T Corp.                                      473,339    $    12,358,881
BCE, Inc.                                     4,000,000         72,040,000
BellSouth Corp.                               1,460,642         37,786,809
Broadwing, Inc.(1)                              324,311          1,141,575
Citizens Communications Co.(1)                   59,563            628,390
Deutsche Telekom AG                           1,684,272         21,390,254
ITC DeltaCom, Inc.(1)                             6,373             14,849
McLeodUSA(1)                                     35,538             29,852
NTL, Inc.(1)                                    400,390              6,406
PTEK Holdings, Inc.(1)                           28,000            123,200
Qwest Communications International,
Inc.(1)                                          59,924            299,620
RSL Communications Ltd.(1)                      747,161                 97
SBC Communications, Inc.                      2,622,841         71,105,219
Sprint Corp. - FON Group                        150,796          2,183,526
Talk America Holdings, Inc.(1)                   82,458            461,765
Verizon Communications                        1,345,782         52,149,053
WorldCom, Inc.(1)                               232,818             32,129
WorldCom, Inc. - MCI Group                       46,372              8,347
--------------------------------------------------------------------------------
                                                           $   356,611,048
--------------------------------------------------------------------------------
Electric Utilities -- 0.2%
--------------------------------------------------------------------------------
Ameren Corp.                                      5,000    $       207,850
American Electric Power, Inc.                       960             26,237
Dominion Resources, Inc.                         10,464            574,474
Exelon Corp.                                    500,000         26,385,000
PG&E Corp.(1)                                    47,705            663,100
TECO Energy, Inc.                                40,000            618,800
TXU Corp.                                       250,196          4,673,661
Wisconsin Energy Corp.                            9,576            241,315
--------------------------------------------------------------------------------
                                                           $    33,390,437
--------------------------------------------------------------------------------
Electrical Equipment -- 0.5%
--------------------------------------------------------------------------------
American Power Conversion Corp.(1)               36,671    $       555,566
Baldor Electric Co.                             149,060          2,943,935
Emerson Electric Co.                          1,048,511         53,316,784
Energizer Holdings(1)                           141,981          3,961,270
Rockwell International Corp.                    179,520          3,717,859
Thomas & Betts Corp.(1)                         114,600          1,936,740
--------------------------------------------------------------------------------
                                                           $    66,432,154
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Electronic Equipment and Instruments -- 0.5%
--------------------------------------------------------------------------------
Agilent Technologies, Inc.(1)                   218,644    $     3,926,846
Arrow Electronics, Inc.(1)                        8,750            111,913
Flextronics International Ltd.(1)               182,816          1,497,263
Jabil Circuit, Inc.(1)                        2,127,971         38,133,240
Millipore Corporation(1)                        101,440          3,448,960
Molex, Inc., Class A                            112,582          2,239,256
PerkinElmer, Inc.                               300,081          2,475,668
Plexus Corp.(1)                                 209,946          1,843,326
Roper Industries, Inc.                           23,122            846,265
Sanmina Corp.(1)                              1,186,972          5,329,504
Solectron Corporation(1)                      1,818,848          6,456,910
Teledyne Technologies Incorporated(1)             6,117             95,915
Waters Corp.(1)                                 198,320          4,319,410
X-Rite Incorporated                             361,707          2,528,332
--------------------------------------------------------------------------------
                                                           $    73,252,808
--------------------------------------------------------------------------------
Energy Equipment and Services -- 1.2%
--------------------------------------------------------------------------------
Baker Hughes, Inc.                              520,182    $    16,744,659
Core Laboratories N.V.(1)                       205,000          2,326,750
Grant Prideco, Inc.(1)                          160,681          1,870,327
Halliburton Company                             502,602          9,403,683
Nabors Industries, Ltd.(1)                      223,291          7,875,474
National-Oilwell, Inc.(1)                       686,929         15,002,529
Schlumberger Ltd.                             2,370,713         99,783,310
Smith International, Inc.(1)                    140,000          4,566,800
Transocean Sedco Forex, Inc.                     71,442          1,657,454
Weatherford International Ltd.(1)               188,681          7,534,032
--------------------------------------------------------------------------------
                                                           $   166,765,018
--------------------------------------------------------------------------------
Food and Drug Retailing -- 2.0%
--------------------------------------------------------------------------------
Albertson's, Inc.                               820,296    $    18,259,789
Casey's General Stores, Inc.                     91,201          1,113,564
CVS Corp.                                       193,763          4,838,262
Kroger Co. (The)(1)                           1,113,221         17,199,264
Safeway, Inc.(1)                              1,210,097         28,267,866
Sysco Corp.                                   6,819,724        203,159,578
Walgreen Co.                                    631,784         18,441,775
Winn-Dixie Stores, Inc.                         271,444          4,147,664
--------------------------------------------------------------------------------
                                                           $   295,427,762
--------------------------------------------------------------------------------

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Food Products -- 3.5%
--------------------------------------------------------------------------------
Archer-Daniels-Midland Co.                      316,652    $     3,926,485
Campbell Soup Co.                             1,243,047         29,174,313
Conagra Inc.                                  1,654,583         41,381,121
Dean Foods Co.(1)                               336,144         12,470,942
Del Monte Foods, Co.(1)                         103,109            793,939
General Mills, Inc.                             253,123         11,884,125
Heinz (H.J.) Co.                                230,876          7,588,894
Hershey Foods Corp.                             243,006         16,388,325
JM Smucker Co.                                   19,342            770,005
Kellogg Co.                                      80,407          2,755,548
Kraft Foods, Inc.                               387,000         15,065,910
McCormick & Co., Inc.                           482,002         11,182,446
Nestle SA                                       200,000         42,363,998
Riviana Foods, Inc.                             250,000          6,755,250
Sara Lee Corp.                                5,587,965        125,785,092
Smithfield Foods, Inc.(1)                     4,207,530         83,477,395
Tyson Foods, Inc.                               405,548          4,550,249
Unilever ADR                                  1,100,000         67,881,000
Wrigley (Wm.) Jr. Company Class A               444,868         24,414,356
--------------------------------------------------------------------------------
                                                           $   508,609,393
--------------------------------------------------------------------------------
Gas Utilities -- 0.5%
--------------------------------------------------------------------------------
Kinder Morgan, Inc.                           1,788,072    $    75,581,803
--------------------------------------------------------------------------------
                                                           $    75,581,803
--------------------------------------------------------------------------------
Health Care Equipment and Supplies -- 1.7%
--------------------------------------------------------------------------------
Advanced Medical Optics                           7,631    $        91,343
Bausch & Lomb, Inc.                             145,054          5,221,944
Baxter International, Inc.                    3,059,912         85,677,536
Becton & Dickinson and Co.                       89,913          2,759,430
Biomet, Inc.                                    411,340         11,789,004
Boston Scientific Corporation(1)                540,985         23,002,682
Dentsply International, Inc.                     11,325            421,290
Edwards Lifesciences Corp.(1)                    29,878            760,993
Guidant Corp.(1)                                 54,616          1,684,904
Hillenbrand Industries, Inc.                    647,179         31,265,217
Lumenis Ltd.(1)                                 112,000            224,000
Medtronic, Inc.                               1,692,376         77,172,346
St. Jude Medical, Inc.(1)                        10,014            397,756
Steris Corp.(1)                                  36,246            878,966
VISX, Inc.(1)                                    50,000            479,000


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Health Care Equipment and Supplies (continued)
--------------------------------------------------------------------------------
Zimmer Holdings, Inc.(1)                        244,725    $    10,160,982
--------------------------------------------------------------------------------
                                                           $   251,987,393
--------------------------------------------------------------------------------
Health Care Providers and Services -- 2.2%
--------------------------------------------------------------------------------
AmerisourceBergen Corp.                          30,800    $     1,672,748
Andrx Group(1)                                  393,772          5,776,635
Beverly Enterprises, Inc.(1)                    357,143          1,017,858
Cardinal Health, Inc.                         1,883,537        111,486,555
Caremark Rx, Inc.(1)                             17,696            287,560
Cigna Corp.                                      11,836            486,696
HCA Inc.                                        253,484         10,519,586
Health Management Associates, Inc.,
Class A                                       1,536,833         27,509,311
HealthSouth Corp.(1)                            319,506          1,341,925
IDX Systems Corp.(1)                             60,000          1,021,800
IMS Health, Inc.                                498,012          7,968,192
McKesson HBOC, Inc.                              49,513          1,338,336
Parexel International Corp.(1)                   35,000            384,650
Quest Diagnostics, Inc.(1)                      231,250         13,158,125
Quintiles Transnational Corp.(1)                343,408          4,155,237
Renal Care Group, Inc.(1)                       371,007         11,738,661
Schein (Henry), Corp.(1)                      1,272,548         57,264,660
Service Corp. International(1)                  145,389            482,691
Stewart Enterprises, Inc.(1)                    114,000            635,094
Sunrise Assisted Living, Inc.(1)                144,000          3,584,160
Tenet Healthcare Corp.(1)                         3,961             64,960
UnitedHealth Group, Inc.                        305,124         25,477,854
Ventiv Health, Inc.(1)                          160,833            326,652
Wellpoint Health Networks(1)                    504,000         35,864,640
--------------------------------------------------------------------------------
                                                           $   323,564,586
--------------------------------------------------------------------------------
Hotels, Restaurants and Leisure -- 1.5%
--------------------------------------------------------------------------------
Brinker International, Inc.(1)                  582,237    $    18,777,143
Carnival Corporation                            554,748         13,840,963
CBRL Group, Inc.                                 62,047          1,869,476
Evans (Bob) Farms, Inc.                          51,662          1,206,308
Gaylord Entertainment Co.(1)                    428,482          8,826,729
International Game Technology(1)                100,000          7,592,000
International Speedway Corporation              118,344          4,413,048
Jack in the Box, Inc.(1)                        500,000          8,645,000
Lone Star Steakhouse & Saloon, Inc.             145,981          2,823,273

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Hotels, Restaurants and Leisure (continued)
--------------------------------------------------------------------------------
Marriott International, Inc.                    332,517    $    10,929,834
McDonald's Corp.                              1,373,682         22,088,807
MGM Grand, Inc.(1)                               94,445          3,113,852
Outback Steakhouse, Inc.                      1,610,923         55,480,188
Outback Steakhouse, Inc.(2)(3)                   31,784          1,093,683
Papa John's International, Inc.(1)              199,760          5,569,309
Royal Caribbean Cruises Ltd.                    500,000          8,350,000
Sonic Corp.(1)                                  106,510          2,182,390
Starbucks Corp.(1)                            1,330,334         27,112,207
Yum! Brands, Inc.(1)                            436,380         10,569,124
--------------------------------------------------------------------------------
                                                           $   214,483,334
--------------------------------------------------------------------------------
Household Durables -- 0.6%
--------------------------------------------------------------------------------
Blyth Industries, Inc.                        1,042,766    $    27,904,418
Department 56, Inc.(1)                          255,162          3,291,590
Fortune Brands Inc.                             142,143          6,611,071
Helen of Troy Ltd.(1)                            20,000            232,800
Interface, Inc. Class B(2)                      171,613            526,852
Interface, Inc. Class A                          19,538             59,982
Leggett & Platt, Inc.                         1,432,606         32,147,679
Maytag Corp.                                     27,073            771,581
Newell Rubbermaid, Inc.                         402,694         12,213,709
Snap-On, Inc.                                    51,429          1,445,669
--------------------------------------------------------------------------------
                                                           $    85,205,351
--------------------------------------------------------------------------------
Household Products -- 1.8%
--------------------------------------------------------------------------------
Clorox Co. (The)                                 53,688    $     2,214,630
Colgate-Palmolive Co.                           563,176         29,527,318
Kimberly-Clark Corp.                          1,920,274         91,155,407
Procter & Gamble Co.                          1,680,808        144,448,640
--------------------------------------------------------------------------------
                                                           $   267,345,995
--------------------------------------------------------------------------------
Industrial Conglomerates -- 1.5%
--------------------------------------------------------------------------------
3M Co.                                          223,875    $    27,603,788
General Electric Co.                          6,597,241        160,642,818
Teleflex, Inc.                                   47,559          2,039,806
Tyco International Ltd.                       1,191,481         20,350,495
--------------------------------------------------------------------------------
                                                           $   210,636,907
--------------------------------------------------------------------------------
Insurance -- 6.9%
--------------------------------------------------------------------------------
21st Century Insurance Group                     70,700    $       885,164


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Insurance (continued)
--------------------------------------------------------------------------------
Aegon N.V. ADR                                5,048,336    $    64,770,151
AFLAC Corp.                                   1,292,702         38,936,184
Allmerica Financial Corp.(1)                      1,500             15,150
Allstate Corp. (The)                             79,875          2,954,576
American International Group, Inc.            5,394,313        312,061,007
AON Corp.                                       908,574         17,162,963
Berkshire Hathaway, Inc., Class A(1)                386         28,081,500
Berkshire Hathaway, Inc., Class B(1)             39,680         96,144,640
Chubb Corporation                               104,951          5,478,442
Commerce Group, Inc.                            120,000          4,498,800
Delphi Financial Group Inc.                       6,448            244,766
Gallagher (Arthur J.) and Co.                 1,028,843         30,227,407
Hartford Financial Services Group, Inc.          36,048          1,637,661
Jefferson-Pilot Corp.                           190,173          7,247,493
Kansas City Life Insurance Co.                   70,800          2,683,320
Lincoln National Corp.                           52,903          1,670,677
Manulife Financial Corp.(1)                      74,958          1,627,338
Marsh & McLennan Cos., Inc.                   4,128,592        190,782,236
Mercury General Corp.                             2,000             75,160
MetLife, Inc.                                 1,969,700         53,260,688
MGIC Investment Corp.                            85,000          3,510,500
Old Republic International Corp.                 72,603          2,032,884
Progressive Corp.                             1,905,100         94,550,113
Radian Group, Inc.                               30,800          1,144,220
Safeco Corp.                                     17,439            604,610
St. Paul Companies, Inc. (The)                  323,841         11,026,786
Torchmark Corp.                                 289,585         10,578,540
Travelers Property Casualty - Class A(1)        173,919          2,547,913
Travelers Property Casualty - Class B(1)        357,326          5,234,826
UICI(1)                                          75,030          1,166,717
UnumProvident Corp.                              52,000            912,080
XL Capital Ltd., Class A                         79,232          6,120,672
--------------------------------------------------------------------------------
                                                           $   999,875,184
--------------------------------------------------------------------------------
Internet and Catalog Retail -- 0.0%
--------------------------------------------------------------------------------
eBay, Inc.(1)                                    34,268    $     2,324,056
School Specialty Corp.(1)                        49,197            982,956
--------------------------------------------------------------------------------
                                                           $     3,307,012
--------------------------------------------------------------------------------

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Internet Software and Services -- 0.0%
--------------------------------------------------------------------------------
Retek, Inc.(1)                                  465,615    $     1,266,473
--------------------------------------------------------------------------------
                                                           $     1,266,473
--------------------------------------------------------------------------------
IT Consulting and Services -- 0.9%
--------------------------------------------------------------------------------
Accenture Ltd.(1)                             3,638,000    $    65,447,620
Acxiom Corp.(1)                                 579,019          8,905,312
Acxiom Corp.(1)(2)(3)                            68,785          1,056,326
Affiliated Computer Services(1)                 200,654         10,564,433
Computer Sciences Corp.(1)                      390,302         13,445,904
Electronic Data Systems Corp.                   157,712          2,906,632
Gartner Group, Inc., Class A(1)                   4,811             44,261
Gartner Group, Inc., Class B(1)                  92,416            873,331
Keane, Inc.(1)                                  119,224          1,071,824
Perot Systems Corp.(1)                          747,730          8,015,666
Safeguard Scientifics, Inc.(1)                   26,579             36,147
SunGard Data Systems, Inc.(1)                   867,786         20,445,038
Synavant, Inc.(1)                                13,700             12,741
--------------------------------------------------------------------------------
                                                           $   132,825,235
--------------------------------------------------------------------------------
Leisure Equipment and Products -- 0.1%
--------------------------------------------------------------------------------
Eastman Kodak Co.                               156,267    $     5,475,596
Mattel, Inc.                                     19,627            375,857
--------------------------------------------------------------------------------
                                                           $     5,851,453
--------------------------------------------------------------------------------
Machinery -- 2.9%
--------------------------------------------------------------------------------
Caterpillar, Inc.                                23,255    $     1,063,219
Danaher Corporation                           1,915,985        125,880,215
Deere & Co.                                   3,450,000        158,182,500
Dionex Corp.(1)                                 501,890         14,891,076
Donaldson Company, Inc.                          40,220          1,447,920
Dover Corp.                                     610,289         17,796,027
Illinois Tool Works, Inc.                     1,138,513         73,843,953
ITT Industries, Inc.                              4,214            255,748
Nordson Corporation                             163,978          4,071,574
Parker-Hannifin Corporation                     125,359          5,782,811
SPX Corp.(1)                                     95,724          3,584,864
Tecumseh Products Co., Class A                  156,420          6,902,815
Wabtec                                          232,061          3,258,136
--------------------------------------------------------------------------------
                                                           $   416,960,858
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Media -- 6.9%
--------------------------------------------------------------------------------
ADVO, Inc.(1)                                   580,339    $    19,052,529
AOL Time Warner, Inc.(1)                      1,400,796         18,350,428
Belo (A.H.) Corp.                               542,924         11,575,140
Cablevision Systems Corp.(1)                    207,410          3,472,043
Catalina Marketing Corp.(1)                      89,203          1,650,256
Clear Channel Communications, Inc.(1)           448,274         16,716,137
Comcast Corp. Class A(1)                      1,965,628         46,329,852
Comcast Corp. Class A Special(1)              1,042,262         23,544,699
Cox Communications, Inc., Class A(1)            352,265         10,004,326
Disney (Walt) Company                         5,039,433         82,193,152
EchoStar Communications, Class A(1)              35,150            782,439
Entercom Communications Corp.(1)                 20,000            938,400
Entercom Communications Corp.(1)(2)(3)          200,000          9,378,526
Gannett Co., Inc.                             1,208,627         86,779,419
General Motors Corp., H Class(1)                275,262          2,945,303
Havas Advertising, S.A. ADR                   3,142,938         12,477,464
Interpublic Group of Companies., Inc.         2,495,261         35,133,275
Interpublic Group of Companies.,
Inc.(2)(3)                                      100,000          1,405,888
KnightRidder, Inc.                               18,123          1,146,280
Lamar Advertising Co.(1)                        845,318         28,444,951
Liberty Media Corp. Class A(1)                1,225,175         10,953,065
Liberty Media Corp. Class B(1)                   32,876            302,459
MacClatchy Co. (The)                             48,066          2,726,784
McGraw-Hill Companies, Inc. (The)             2,028,164        122,582,232
Meredith Corp.                                  190,000          7,810,900
New York Times Co. (The), Class A               317,259         14,508,254
News Corporation Ltd.                            93,965          2,128,307
Omnicom Group, Inc.                           3,546,255        229,088,073
Publicis Groupe SA                              368,212          7,798,992
Reuters Holdings plc ADR                        270,131          4,646,253
Scripps (The E.W) Company                        25,533          1,964,764
TMP Worldwide, Inc.(1)                          154,426          1,746,558
Tribune Co.                                     654,327         29,745,705
Univision Communications, Inc.(1)               963,184         23,598,008
Viacom, Inc., Class A(1)                         29,774          1,215,077
Viacom, Inc., Class B(1)                      2,637,818        107,517,462
Vivendi Universal S.A. ADR                      490,725          7,885,951
Washington Post Co. (The)                        11,352          8,377,776
Westwood One, Inc.(1)                           122,400          4,572,864
WPP Group plc                                   139,450          1,065,057

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Media (continued)
--------------------------------------------------------------------------------
WPP Group plc ADR                               188,507    $     7,140,645
--------------------------------------------------------------------------------
                                                           $ 1,009,695,693
--------------------------------------------------------------------------------
Metals and Mining -- 0.3%
--------------------------------------------------------------------------------
Alcoa, Inc.                                   1,406,287    $    32,035,218
Allegheny Technologies, Inc.                     21,408            133,372
Nucor Corp.                                     239,966          9,910,596
Phelps Dodge Corp.(1)                            18,854            596,729
Steel Dynamics, Inc.(1)                         311,800          3,750,954
Worthington Industries, Inc.                    147,466          2,247,382
--------------------------------------------------------------------------------
                                                           $    48,674,251
--------------------------------------------------------------------------------
Multiline Retail -- 3.0%
--------------------------------------------------------------------------------
99 Cents Only Stores(1)                       1,142,232    $    30,680,352
Costco Wholesale Corp.(1)                        77,258          2,167,859
Dollar General Corp.                            249,983          2,987,297
Dollar Tree Stores, Inc.(1)                   1,024,932         25,182,579
Dollar Tree Stores, Inc.(1)(2)(3)                30,000            736,824
Dollar Tree Stores, Inc.(1)(2)(3)                 5,000            122,778
Family Dollar Stores, Inc.                    2,618,411         81,720,607
Kohls Corp.(1)                                   49,500          2,769,525
May Department Stores Co. (The)                 596,760         13,713,545
Neiman Marcus Group, Inc. (The)(1)               27,117            741,108
Nordstrom, Inc.                                  65,692          1,246,177
Penney (J.C.) Company, Inc.                     539,766         12,420,016
Sears, Roebuck & Co.                             15,750            377,213
Target Corp.                                  2,824,259         84,727,770
Wal-Mart Stores, Inc.                         3,579,444        180,797,716
--------------------------------------------------------------------------------
                                                           $   440,391,366
--------------------------------------------------------------------------------
Multi-Utilities and Unregulated Power -- 0.0%
--------------------------------------------------------------------------------
AES Corporation(1)                               49,542    $       149,617
Duke Energy Corp.                                45,234            883,872
Dynegy, Inc.                                     63,525             74,960
El Paso Corp.                                   175,909          1,224,327
Enron Corp.(1)(2)                                17,000              1,054
National Fuel Gas Co.                             4,000             82,920
Williams Companies. Inc. (The)                  222,833            601,649
--------------------------------------------------------------------------------
                                                           $     3,018,399
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Office Electronics -- 0.0%
--------------------------------------------------------------------------------
Ikon Office Solutions, Inc.                      99,415    $       710,817
Xerox Corp.(1)                                   20,000            161,000
Zebra Technologies Corp., Class A(1)              6,000            343,800
--------------------------------------------------------------------------------
                                                           $     1,215,617
--------------------------------------------------------------------------------
Oil and Gas -- 4.4%
--------------------------------------------------------------------------------
Anadarko Petroleum Corp.                      2,591,941    $   124,153,974
Apache Corporation                              986,372         56,213,340
Ashland, Inc.                                   115,544          3,296,470
BP plc ADR                                    3,190,393        129,689,475
Burlington Resources, Inc.                      930,802         39,698,705
ChevronTexaco Corporation                       805,697         53,562,737
ConocoPhillips                                  386,960         18,724,994
Devon Energy Corp.                              724,853         33,270,753
Exxon Mobil Corp.                             4,388,503        153,334,295
Kerr - McGee Corp.                              267,327         11,842,586
Marathon Oil Corp.                              350,450          7,461,081
Murphy Oil Corporation                           59,400          2,545,290
Newfield Exploration Company(1)                  60,000          2,163,000
Ocean Energy Inc.                               200,000          3,994,000
Royal Dutch Petroleum Co.                        84,624          3,725,148
Syntroleum Corp.(1)                               2,735              4,732
Valero Energy Corp.                              51,510          1,902,779
--------------------------------------------------------------------------------
                                                           $   645,583,359
--------------------------------------------------------------------------------
Paper and Forest Products -- 0.2%
--------------------------------------------------------------------------------
Georgia-Pacific Corp.                           647,827    $    10,468,884
International Paper Co.                         219,061          7,660,563
Louisiana-Pacific Corp.(1)                       70,750            570,245
MeadWestvaco Corp.                               84,358          2,084,486
Weyerhaeuser Co.                                119,608          5,885,910
--------------------------------------------------------------------------------
                                                           $    26,670,088
--------------------------------------------------------------------------------
Personal Products -- 1.1%
--------------------------------------------------------------------------------
Avon Products, Inc.                             134,700    $     7,256,289
Gillette Company                              2,998,197         91,025,261
Lauder (Estee) Companies, Inc.                2,092,312         55,237,037
Water Pik Technologies(1)                         2,141             15,736
--------------------------------------------------------------------------------
                                                           $   153,534,323
--------------------------------------------------------------------------------

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Pharmaceuticals -- 6.6%
--------------------------------------------------------------------------------
Abbott Laboratories                           2,268,381    $    90,735,240
Allergan, Inc.                                   52,340          3,015,831
Bristol-Myers Squibb Company                  2,879,723         66,665,587
Elan Corp., PLC ADR(1)                           31,838             78,321
Forest Laboratories, Inc.(1)                    328,400         32,255,448
GlaxoSmithKline plc                             503,923         18,876,956
Johnson & Johnson                             2,920,807        156,876,544
King Pharmaceuticals, Inc.(1)                 2,085,117         35,843,161
Lilly (Eli) & Co.                             2,130,682        135,298,307
Merck & Co., Inc.                             1,585,166         89,736,247
Mylan Laboratories, Inc.                          3,037            105,991
Novo Nordisk ADR                                292,277          8,446,805
Pfizer, Inc.                                  5,629,045        172,079,906
Pharmacia Corp.                                 540,149         22,578,228
Schering AG ADR                                  25,000          1,072,500
Schering-Plough Corp.                         1,855,738         41,197,384
Sepracor, Inc.(1)                                 4,000             38,680
Teva Pharmaceutical Industries Ltd. ADR         600,000         23,166,000
Watson Pharmaceuticals, Inc.(1)               1,190,893         33,666,545
Wyeth Corp.                                     718,378         26,867,337
--------------------------------------------------------------------------------
                                                           $   958,601,018
--------------------------------------------------------------------------------
Real Estate -- 0.2%
--------------------------------------------------------------------------------
AvalonBay Communities, Inc.                      55,000    $     2,152,700
Catellus Development Corp.(1)                   415,722          8,252,082
Equity Office Properties Trust                    2,812             70,244
Jones Lang Lasalle, Inc.(1)                     154,567          2,377,240
Plum Creek Timber Co., Inc.                     415,793          9,812,715
Trammell Crow Co.(1)                            861,878          7,756,902
--------------------------------------------------------------------------------
                                                           $    30,421,883
--------------------------------------------------------------------------------
Road and Rail -- 0.2%
--------------------------------------------------------------------------------
ANC Rental Corporation(1)                       497,025    $        24,851
Burlington Northern Santa Fe Corp.              214,841          5,588,014
CSX Corporation                                  46,652          1,320,718
Florida East Coast Industries, Inc.             122,888          2,851,002
Heartland Express, Inc.(1)                      283,930          6,505,120
Heartland Express, Inc.(1)(2)(3)                435,436          9,961,310
Kansas City Southern Industries, Inc.(1)         15,215            182,580
Norfolk Southern Corp.                            3,090             61,769


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Road and Rail (continued)
--------------------------------------------------------------------------------
Union Pacific Corp.                              92,156    $     5,517,380
--------------------------------------------------------------------------------
                                                           $    32,012,744
--------------------------------------------------------------------------------
Semiconductor Equipment and Products -- 1.4%
--------------------------------------------------------------------------------
Agere Systems, Inc.(1)                            7,560    $        10,886
Agere Systems, Inc., Class B(1)                 188,938            264,513
Altera Corp.(1)                                  80,516            992,762
Analog Devices, Inc.(1)                         740,630         17,678,838
Applied Materials, Inc.(1)                      196,824          2,564,617
Applied Materials, Inc.(1)(2)(3)                215,968          2,809,842
Broadcom Corp.(1)                               234,000          3,524,040
Conexant Systems, Inc.(1)                       134,174            216,020
Cypress Semiconductor Corporation(1)            152,742            873,684
Intel Corp.                                   5,993,950         93,325,802
Intel Corp.(2)(3)                               250,000          3,891,040
Intel Corp.(2)(3)                               250,000          3,889,094
Intel Corp.(2)(3)                               500,000          7,775,269
Intel Corp.(2)(3)                               375,000          5,829,992
KLA-Tencor Corp.(1)                              94,066          3,327,114
KLA-Tencor Corp.(1)(2)(3)                        35,000          1,237,228
Lam Research Corp.(1)                            44,051            475,751
Linear Technologies Corp.                        87,760          2,257,187
LSI Logic Corporation(1)                        132,810            766,314
Maxim Integrated Products Co.                   274,351          9,064,557
Mykrolis Corp.(1)                                68,655            501,182
Skyworks Solutions, Inc.(1)                      98,686            850,673
Teradyne, Inc.(1)                                27,996            364,228
Texas Instruments, Inc.                       2,589,577         38,869,551
Xilinx, Inc.(1)                                  68,518          1,411,471
--------------------------------------------------------------------------------
                                                           $   202,771,655
--------------------------------------------------------------------------------
Software -- 2.4%
--------------------------------------------------------------------------------
Adobe Systems, Inc.                             231,936    $     5,752,245
Ascential Software Corp.(1)                       6,127             14,705
BMC Software, Inc.(1)                            27,000            461,970
Cadence Design Systems, Inc.(1)                 900,000         10,611,000
Check Point Software Technologies
Ltd.(1)                                         143,568          1,862,077
Cognos, Inc.(1)                                  77,000          1,805,650
Computer Associates International, Inc.          32,395            437,333
Compuware Corp.(1)                              153,744            737,971
Edwards (J.D.) & Co.(1)                         891,844         10,060,000

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------

Software (continued)
--------------------------------------------------------------------------------
Fair, Isaac and Co., Inc.                       744,545    $    31,792,072
Henry (Jack) & Associates                       201,006          2,420,112
I2 Technologies, Inc.(1)                        233,752            268,815
Intuit, Inc.(1)                                 956,635         44,885,314
Microsoft Corp.(1)                            3,703,047        191,447,530
National Instruments Corp.(1)                   466,603         15,159,931
Oracle Corp.(1)                                 737,178          7,961,522
Parametric Technology Corp.(1)                   94,600            238,392
PeopleSoft, Inc.(1)                             384,478          7,035,947
Reynolds & Reynolds, Co.                        451,043         11,488,065
Siebel Systems, Inc.(1)                       1,216,472          9,001,893
VERITAS Software Corp.(1)                        43,942            686,374
Wind River Systems, Inc.(1)                     111,410            456,781
--------------------------------------------------------------------------------
                                                           $   354,585,699
--------------------------------------------------------------------------------
Specialty Retail -- 2.8%
--------------------------------------------------------------------------------
Abercrombie & Fitch Co.(1)                       10,900    $       223,014
AutoNation, Inc.(1)                           3,829,750         48,101,660
Best Buy Co., Inc.(1)                           113,610          2,743,682
Burlington Coat Factory Warehouse Corp.         628,228         11,276,693
Carmax, Inc.(1)                                  67,797          1,212,210
Circuit City Stores, Inc.                       216,000          1,602,720
Gap, Inc. (The)                                  21,812            338,522
Home Depot, Inc. (The)                        6,702,847        160,600,214
Limited Brands, Inc.                            847,878         11,810,941
Lowe's Companies                              2,379,050         89,214,375
Office Depot, Inc.(1)                           245,021          3,616,510
OfficeMax, Inc.(1)                              912,117          4,560,585
Payless Shoesource, Inc.(1)                       7,700            396,319
Pep Boys - Manny, Moe & Jack (The)               83,415            967,614
Pier 1 Imports, Inc.                            300,000          5,679,000
RadioShack Corp.                                677,904         12,703,921
Sherwin-Williams Co. (The)                       80,069          2,261,949
Staples, Inc.(1)                                 92,500          1,692,750
Tiffany & Co.                                    88,000          2,104,080
TJX Companies, Inc. (The)                     2,000,000         39,040,000
Too, Inc.(1)                                     38,284            900,440
United Rentals, Inc.(1)                         401,179          4,316,686
--------------------------------------------------------------------------------
                                                           $   405,363,885
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Textiles, Apparel and Luxury Goods -- 0.1%
--------------------------------------------------------------------------------
Coach, Inc.(1)                                  182,860    $     6,019,751
Nike Inc., Class B                               78,316          3,482,713
Unifi, Inc.(1)                                   42,921            225,335
--------------------------------------------------------------------------------
                                                           $     9,727,799
--------------------------------------------------------------------------------
Tobacco -- 0.1%
--------------------------------------------------------------------------------
Philip Morris Companies, Inc.                   495,730    $    20,091,937
UST, Inc.                                           439             14,676
--------------------------------------------------------------------------------
                                                           $    20,106,613
--------------------------------------------------------------------------------
Trading Companies and Distributors -- 0.0%
--------------------------------------------------------------------------------
MSC Industrial Direct Co.(1)                      5,000    $        88,750
--------------------------------------------------------------------------------
                                                           $        88,750
--------------------------------------------------------------------------------
Water Utilities -- 0.0%
--------------------------------------------------------------------------------
American Waterworks Co.                          76,039    $     3,458,254
--------------------------------------------------------------------------------
                                                           $     3,458,254
--------------------------------------------------------------------------------
Wireless Telecommunication Services -- 0.1%
--------------------------------------------------------------------------------
AT&T Wireless Services, Inc.(1)               1,502,536    $     8,489,328
Nextel Communications, Inc., Class A(1)          73,122            844,559
Sprint Corp. - PCS Group(1)                      19,754             86,523
Telephone and Data Systems, Inc.                 46,394          2,181,446
Vodafone Group plc ADR                           50,617            917,180
--------------------------------------------------------------------------------
                                                           $    12,519,036
--------------------------------------------------------------------------------
Total Common Stocks
   (identified cost $14,682,605,092)                       $14,411,340,749
--------------------------------------------------------------------------------


CONVERTIBLE PREFERRED STOCKS -- 0.0%

SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Multi-Utilities and Unregulated Power -- 0.0%
--------------------------------------------------------------------------------
Enron Corp.(1)(2)                                11,050    $        18,706
--------------------------------------------------------------------------------
                                                           $        18,706
--------------------------------------------------------------------------------
Total Convertible Preferred Stocks
   (identified cost $4,500,777)                            $        18,706
--------------------------------------------------------------------------------


PREFERRED STOCKS -- 0.0%



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Banks -- 0.0%
--------------------------------------------------------------------------------
Wachovia Corp. (Dividend Equalization
Preferred Shares)(1)(2)                         166,518    $        20,815
--------------------------------------------------------------------------------
                                                           $        20,815
--------------------------------------------------------------------------------
Total Preferred Stocks
   (identified cost $39,407)                               $        20,815
--------------------------------------------------------------------------------

RIGHTS -- 0.0%


SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Banks -- 0.0%
--------------------------------------------------------------------------------
Bank United Corp. (Litigation Contingent
Payment Rights)(1)                              102,072    $        10,207
--------------------------------------------------------------------------------
                                                           $        10,207
--------------------------------------------------------------------------------
Computers and Business Equipment -- 0.0%
--------------------------------------------------------------------------------
Seagate Technology, Inc. (Tax
Refund Rights)(1)(2)                            197,392    $             0
--------------------------------------------------------------------------------
                                                           $             0
--------------------------------------------------------------------------------
Diversified Telecommunication Services -- 0.0%
--------------------------------------------------------------------------------
McLeodUSA (Escrow Rights)(1)(2)               1,592,200    $             0
--------------------------------------------------------------------------------
                                                           $             0
--------------------------------------------------------------------------------
Total Rights
   (identified cost $50,596)                               $        10,207
--------------------------------------------------------------------------------


COMMERCIAL PAPER -- 0.9%

                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)  VALUE

--------------------------------------------------------------------------------
American Express Credit Corp., 1.28%,
1/6/03                                     $     20,000    $    19,996,444
Cortez Capital Corp., 1.36%, 1/15/03             29,000         28,984,662
G. E. Capital Corp., 1.25%, 1/2/03               12,276         12,275,574
Old Line Funding Corp., 1.36%, 1/17/03           27,603         27,586,316
Transamerica Finance Corp., 1.35%,
1/8/03                                           25,000         24,993,438


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

PORTFOLIO OF INVESTMENTS CONT'D



                                          PRINCIPAL
                                          AMOUNT
SECURITY                                  (000'S OMITTED)  VALUE

--------------------------------------------------------------------------------
Trident Cptl Fnce Inc., 1.36%, 1/16/03           18,933    $    18,922,271
--------------------------------------------------------------------------------
Total Commercial Paper
   (at amortized cost, $132,758,705)                       $   132,758,705
--------------------------------------------------------------------------------
Total Investments -- 99.8%
   (identified cost $14,819,954,577)                       $14,544,149,182
--------------------------------------------------------------------------------


SECURITIES SOLD SHORT -- -0.3%



SECURITY                                  SHARES           VALUE

--------------------------------------------------------------------------------
Kinder Morgan, Inc.                           1,000,000    $   (42,270,000)
--------------------------------------------------------------------------------
Total Securities Sold Short
   (proceeds $42,473,701)                                  $   (42,270,000)
--------------------------------------------------------------------------------
Other Assets, Less Liabilities
   excluding securities sold short -- 0.5%                 $    69,642,406
--------------------------------------------------------------------------------
Net Assets -- 100.0%                                       $14,571,521,588
--------------------------------------------------------------------------------


ADR - American Depositary Receipt

(1)  Non-income producing security.
(2) Security valued at fair value using methods determined in good faith by or at the direction of the Trustees.
(3) Security restricted from resale for a period not exceeding two years. At December 31, 2002, the value of these securities totaled $59,686,866 or 0.4% of net assets.

                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES



AS OF DECEMBER 31, 2002

Assets
--------------------------------------------------------------------------------
Investments, at value
   (identified cost, $14,819,954,577)     $14,544,149,182
Cash                                               93,887
Deposits with brokers for securities
   sold short                                  42,473,701
Receivable for investments sold                 4,812,234
Dividends and interest receivable              22,219,628
Tax reclaim receivable                            426,060
Other assets                                       47,529
--------------------------------------------------------------------------------
TOTAL ASSETS                              $14,614,222,221
--------------------------------------------------------------------------------

Liabilities
--------------------------------------------------------------------------------
Securities sold short, at value
   (proceeds received $42,473,701)        $    42,270,000
Payable for dividends on securities sold
   short                                          250,000
Payable to affiliate for Trustees' fees             7,500
Accrued expenses                                  173,133
--------------------------------------------------------------------------------
TOTAL LIABILITIES                         $    42,700,633
--------------------------------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS'
   INTEREST IN PORTFOLIO                  $14,571,521,588
--------------------------------------------------------------------------------

Sources of Net Assets
--------------------------------------------------------------------------------
Net proceeds from capital contributions
   and withdrawals                        $14,847,095,575
Net unrealized depreciation (computed on
   the basis of identified cost)             (275,573,987)
--------------------------------------------------------------------------------
TOTAL                                     $14,571,521,588
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS



FOR THE YEAR ENDED
DECEMBER 31, 2002

Investment Income
---------------------------------------------------------
Dividends (net of foreign taxes,
   $2,032,262)                            $   207,295,027
Interest                                        5,997,055
---------------------------------------------------------
TOTAL INVESTMENT INCOME                   $   213,292,082
---------------------------------------------------------

Expenses
---------------------------------------------------------
Investment adviser fee                    $    71,564,552
Trustees' fees and expenses                        29,796
Custodian fee                                   1,992,078
Dividends on securities sold short                250,000
Legal and accounting services                      95,485
Miscellaneous                                     210,130
---------------------------------------------------------
TOTAL EXPENSES                            $    74,142,041
---------------------------------------------------------

NET INVESTMENT INCOME                     $   139,150,041
---------------------------------------------------------

Realized and Unrealized Gain (Loss)
---------------------------------------------------------
Net realized gain (loss) --
   Investment transactions (identified
      cost basis)                         $  (459,951,418)
   Foreign currency transactions                  (45,422)
---------------------------------------------------------
NET REALIZED LOSS                         $  (459,996,840)
---------------------------------------------------------
Change in unrealized appreciation
   (depreciation) --
   Investments (identified cost basis)    $(3,312,778,452)
   Securities sold short                          203,701
   Foreign currency                                27,187
---------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION
   (DEPRECIATION) $(3,312,547,564)
---------------------------------------------------------

NET REALIZED AND UNREALIZED LOSS          $(3,772,544,404)
---------------------------------------------------------

NET DECREASE IN NET ASSETS FROM
   OPERATIONS                             $(3,633,394,363)
---------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

FINANCIAL STATEMENTS CONT'D

STATEMENTS OF CHANGES IN NET ASSETS



INCREASE (DECREASE)                       YEAR ENDED         YEAR ENDED
IN NET ASSETS                             DECEMBER 31, 2002  DECEMBER 31, 2001

--------------------------------------------------------------------------------
From operations --
   Net investment income                  $     139,150,041  $     113,393,699
   Net realized loss                           (459,996,840)      (360,120,300)
   Net change in unrealized appreciation
      (depreciation)                         (3,312,547,564)    (1,605,211,090)
--------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM
   OPERATIONS                             $  (3,633,394,363) $  (1,851,937,691)
--------------------------------------------------------------------------------
Capital transactions --
   Contributions                          $   2,786,165,872  $   3,921,075,957
   Withdrawals                               (2,917,114,901)    (2,118,342,171)
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
   FROM CAPITAL TRANSACTIONS              $    (130,949,029) $   1,802,733,786
--------------------------------------------------------------------------------

NET DECREASE IN NET ASSETS                $  (3,764,343,392) $     (49,203,905)
--------------------------------------------------------------------------------

Net Assets
--------------------------------------------------------------------------------
At beginning of year                      $  18,335,864,980  $  18,385,068,885
--------------------------------------------------------------------------------
AT END OF YEAR                            $  14,571,521,588  $  18,335,864,980
--------------------------------------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

FINANCIAL STATEMENTS CONT'D

SUPPLEMENTARY DATA


                                             YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                    2002      2001        2000        1999

--------------------------------------------------------------------------------
Ratios/Supplemental Data
--------------------------------------------------------------------------------
Ratios (As a percentage of average daily net assets):
  Expenses                          0.45%      0.45%      0.45%        0.46%
  Net investment income             0.85%      0.64%      0.67%        0.72%
Portfolio Turnover                    23%        18%        13%          11%
--------------------------------------------------------------------------------
TOTAL RETURN(3)                  (19.52)%    (9.67)%       --         --
--------------------------------------------------------------------------------
NET ASSETS, END OF YEAR (000'S
 OMITTED)                      $14,571,522 $18,335,865 $18,385,069 $15,114,649
--------------------------------------------------------------------------------



                                     PERIOD ENDED             YEAR ENDED
                                     DECEMBER 31, 1998(1)     OCTOBER 31, 1998

------------------------------
Ratios/Supplemental Data
------------------------------
Ratios (As a percentage of
   average daily net assets):
   Expenses                              0.48%(2)                0.50%
   Net investment income                 0.72%(2)                0.78%
Portfolio Turnover                          3%                     12%
------------------------------
TOTAL RETURN(3)                            --                      --
------------------------------
NET ASSETS, END OF YEAR (000'S
   OMITTED)                            $8,704,859             $6,985,678
------------------------------


(1)  For the two-month period ended December 31, 1998.
(2)  Annualized.
(3) Total return is required to be disclosed for fiscal years beginning after December 15, 2000

                        SEE NOTES TO FINANCIAL STATEMENTS

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

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

B Income Taxes -- The Portfolio is treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of such taxable income. Since some of the Portfolio's investors are regulated investment companies that invest all or substantially all of their assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor's distributive share of the Portfolio's net investment income, net realized capital gains or losses, and any other items of income, gain, loss, deduction or credit.

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

E Securities Sold Short -- The Portfolio may sell a security short if it owns at least an equal amount of the security sold short or another security exchangeable for an equal amount of the security sold short in anticipation of a decline in the market price of the securities or in order to hedge portfolio positions. The Portfolio will generally borrow the security sold in order to make delivery to the buyer. Upon executing the transaction, the Portfolio records the proceeds as deposits with brokers in the Statement of Assets and Liabilities and establishes an offsetting payable for securities sold short for the securities due on settlement. The proceeds are retained by the broker as collateral for the short position. The liability is marked-to-market and the Portfolio is required to pay the lending broker any dividend or interest income earned while the short position is open. A gain or loss is recorded when the security is delivered to the broker. The Portfolio may recognize a loss on the transaction if the market value of the securities sold increases before the securities are delivered.

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

NOTES TO FINANCIAL STATEMENTS CONT'D

F Foreign Currency Translation -- Investment valuations, other assets and liabilities initially expressed in foreign currencies are converted each business day into U.S. dollars based upon current exchange rates. Purchases and sales of foreign investment securities and income and expenses are converted into U.S. dollars based upon currency exchange rates prevailing on the respective dates of such transactions. Recognized gains or losses on investment transactions attributable to foreign currency exchange rates are recorded for financial statement purposes as net realized gains and losses on investments. That portion of unrealized gains and losses on investments that results from fluctuations in foreign currency exchange rates is not separately disclosed.

G    Other -- Investment  transactions are accounted for on a trade-date  basis.
     Dividend income is recorded on the ex-dividend date. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Interest income is recorded on the accrual basis.

H Use of Estimates -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

2    Investment Adviser Fee and Other Transactions with Affiliates
-------------------------------------------
     The investment adviser fee is earned by Boston Management and Research (Boston Management), a wholly-owned subsidiary of Eaton Vance Management (Eaton Vance), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, Boston Management receives a monthly advisory fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000, and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2002, the adviser fee was 0.44% of the Portfolio's average daily net assets. Except for Trustees of the Portfolio who are not members of Eaton Vance's or Boston Management's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2002, no significant amounts have been deferred.

     Certain officers and Trustees of the Portfolio are officers of the above organizations.

3    Investment Transactions
-------------------------------------------
     For the year ended December 31, 2002, purchases and sales of investments, other than short-term obligations, aggregated $3,708,519,991 and $3,826,197,983, respectively. In addition, investments having an aggregate market value of $969,441,055 at dates of withdrawal were distributed in payment for capital withdrawals. During the year ended December 31, 2002, investors contributed securities with a value of $1,378,394,239.

4    Federal Income Tax Basis of Unrealized Appreciation (Depreciation)
-----------------------------------------------------------------------
     The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2002 as computed on a federal income tax basis, were as follows:



    AGGREGATE COST                            $5,279,824,520
    --------------------------------------------------------
    Gross unrealized appreciation             $9,292,814,140
    Gross unrealized depreciation                (28,489,478)
    --------------------------------------------------------
    NET UNREALIZED APPRECIATION               $9,264,324,662
    --------------------------------------------------------


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

     The notional or contractual amounts of these instruments represent the investment the Portfolio has in particular classes of financial instruments and does not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered. The Portfolio did not have any open obligations under these financial instruments at December 31, 2002.

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

NOTES TO FINANCIAL STATEMENTS CONT'D

6    Line of Credit
-------------------------------------------
     The Portfolio participates with other portfolios and funds managed by Boston Management and Eaton Vance and its affiliates in a $150 million unsecured line of credit agreement with a group of banks. Borrowings will be made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to each participating portfolio or fund based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2002.

7    Restricted Securities
-------------------------------------------
     At December 31, 2002, the Portfolio owned the following securities (representing 0.4% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933. The securities are valued at fair value using methods determined in good faith by or at the direction of the Trustees.



                                     DATE OF
    DESCRIPTION                ACQUISITION   SHARES     COST        FAIR VALUE

--------------------------------------------------------------------------------
Acxiom Corp.                      12/18/02    68,785  $ 1,000,007  $ 1,056,326
Applied Materials, Inc.           12/18/02   215,968    2,988,826    2,809,842
Dollar Tree Stores, Inc.           3/19/02    30,000    1,001,995      736,824
Dollar Tree Stores, Inc.           5/22/02     5,000      192,081      122,778
Entercom Communications Corp.      5/22/02   200,000   10,415,398    9,378,526
GreenPoint Financial Corp.         3/19/02   100,000    4,536,185    4,516,306
Heartland Express, Inc.           12/18/02   435,436   10,000,005    9,961,310
Intel Corp.                       12/18/02   375,000    6,698,687    5,829,992
Intel Corp.                        10/9/02   500,000    6,600,085    7,775,269
Intel Corp.                        3/19/02   250,000    7,893,143    3,891,040
Intel Corp.                        7/30/02   250,000    4,715,416    3,889,094
Interpublic Group of Companies,
 Inc.                             12/18/02   100,000    1,354,965    1,405,888
KLA-Tencor Corp.                   5/22/02    35,000    2,046,381    1,237,228
Morgan Stanley Dean Witter & Co.   7/30/02   150,000    5,926,597    5,982,760
Outback Steakhouse, Inc.           7/30/02    31,784    1,000,011    1,093,683
--------------------------------------------------------------------------------
                                                      $66,369,782  $59,686,866
--------------------------------------------------------------------------------

TAX-MANAGED GROWTH PORTFOLIO AS OF DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

TO THE TRUSTEES AND INVESTORS
OF TAX-MANAGED GROWTH PORTFOLIO:
---------------------------------------------

We have audited the accompanying statement of assets and liabilities, including the portfolio of investments, of Tax-Managed Growth Portfolio (the Portfolio) as of December 31, 2002, and the related statement of operations for the year then ended, the statements of changes in net assets for the two years then ended and the supplementary data for the four years ended December 31, 2002, the two-month period ended December 31, 1998 and for the year ended October 31, 1998. These financial statements and supplementary data are the responsibility of the Portfolio's management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2002 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of the Portfolio as of December 31, 2002, and the results of its operations, the changes in its net assets and its supplementary data for the respective stated periods in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 14, 2003

BELCREST CAPITAL FUND LLC AS OF DECEMBER 31, 2002

Investment Adviser of
Tax-Managed Growth Portfolio and
Belcrest Capital Fund LLC

Boston Management and Research
The Eaton Vance Building
255 State Street
Boston, MA 02109

Manager of Belcrest
Realty Corporation

Boston Management and Research
The Eaton Vance Building
255 State Street
Boston, MA 02109

Manager of Belcrest Capital Fund LLC

Eaton Vance Management
The Eaton Vance Building
255 State Street
Boston, MA 02109

Custodian and Transfer Agent

Investors Bank & Trust Company
200 Clarendon Street
Boston, MA 02116

Independent Auditors

Deloitte & Touche LLP
200 Berkeley Street
Boston, MA 02116

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.


                                BELCREST CAPITAL FUND LLC
                                (Registrant)

                                By:     /s/ Michelle A. Alexander
                                        ----------------------------------------
                                        Michelle A. Alexander
                                        Duly Authorized Officer and
                                        Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                By:     /s/ Thomas E. Faust Jr.
                                        ----------------------------------------
                                        Thomas E. Faust Jr.
                                        Chief Executive Officer

Date:   March 26, 2003


                                By:     /s/ Michelle A. Alexander
                                        ----------------------------------------
                                        Michelle A. Alexander
                                        Chief Financial Officer

Date:   March 26, 2003

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Thomas E. Faust Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Belcrest Capital Fund LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003            /s/ Thomas E. Faust Jr.
                                -------------------------------
                                Thomas E. Faust Jr.
                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Michelle A. Alexander, certify that:

1. I have reviewed this annual report on Form 10-K of Belcrest Capital Fund LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003            /s/ Michelle A. Alexander
                                -------------------------------
                                Michelle A. Alexander
                                Chief Financial Officer

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3           Form N-SAR of Eaton Vance Tax-Managed  Growth Portfolio (File No.
               811-7409) for its fiscal year ended December 31, 2002 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on March 3, 2003 (Accession No. 0000940394-03-000125) (incorporated herein by reference pursuant to Rule 12b-32).