Form 10-Q
period 2003-03-31
BELCREST CAPITAL FUND LLC
filed 2003-05-15
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                          Commission File No. 000-30509
                                              ---------


                            Belcrest Capital Fund LLC
                            -------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                            04-3453080
          -------------                ------------------------------------
     (State of organization)           (I.R.S. Employer Identification No.)


           The Eaton Vance Building
   255 State Street, Boston, Massachusetts                         02109
   ---------------------------------------                         -----
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number:    617-482-8260
                                ----------------


                                      None
                                      ----
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            YES [X]     NO [ ]



Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [ ]

                            Belcrest Capital Fund LLC
                               Index to Form 10-Q

PART I   -   FINANCIAL INFORMATION                                          Page

Item 1.      Condensed Consolidated Financial Statements                      3

             Condensed Consolidated Statements of Assets and Liabilities
             as of March 31, 2003 (Unaudited) and December 31, 2002           3

             Condensed Consolidated Statements of Operations (Unaudited)
             for the Three Months Ended March 31, 2003 and 2002               4

             Condensed Consolidated Statements of Changes in Net Assets
             (Unaudited) for the Three Months Ended March 31, 2003 and 2002   6

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Three Months Ended March 31, 2003 and 2002               7

             Financial Highlights (Unaudited) for the Three Months Ended
             March 31, 2003                                                   9

             Notes to Condensed Consolidated Financial Statements as of
             March 31, 2003 (Unaudited)                                      10

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.      Controls and Procedures                                         20

PART II   -  OTHER INFORMATION

Item 1.      Legal Proceedings                                               22

Item 2.      Changes in Securities and Use of Proceeds                       22

Item 3.      Defaults Upon Senior Securities                                 22

Item 4.      Submission of Matters to a Vote of Security Holders             22

Item 5.      Other Information                                               22

Item 6.      Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                   23

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002                                                                  24

EXHIBIT INDEX                                                                26

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                    March 31,
                                                      2003         December 31,
                                                   (Unaudited)         2002
                                                  --------------  --------------
Assets:
 Investment in Belvedere Capital Fund Company LLC
 (Belvedere Capital)                              $2,294,359,439  $2,423,063,983
 Investment in Partnership Preference Units          574,851,847     547,878,187
 Investment in other real estate                     630,305,530     651,756,818
 Short-term investments                                5,135,000       2,564,911
                                                  --------------  --------------
Total investments                                 $3,504,651,816  $3,625,263,899
 Cash                                                  6,106,383      12,216,034
 Receivable for investments sold                               -      73,554,369
 Escrow deposits - restricted                         10,125,650      13,475,591
 Dividends and interest receivable                     6,577,362       7,835,775
 Other assets                                          6,001,598       6,867,545
                                                  --------------  --------------
Total assets                                      $3,533,462,809  $3,739,213,213
                                                  --------------  --------------

Liabilities:
 Loan payable on Credit Facility                    $737,150,000    $779,350,000
 Mortgages payable                                   539,815,708     541,017,537
 Payable for Fund Shares redeemed                      1,693,035       3,952,191
 Special Distributions payable                             3,438               -
 Open interest rate swap contracts, at value          52,781,474      61,716,527
 Security deposits                                     2,247,682       2,231,784
 Swap interest payable                                 5,143,948       5,089,784
 Accrued expenses:
  Interest expense                                     4,657,591       4,815,222
  Property taxes                                       2,965,673       9,169,540
  Other expenses and liabilities                       6,838,838       6,282,930
 Minority interests in controlled subsidiaries        22,885,260      26,096,166
                                                  --------------  --------------
Total liabilities                                 $1,376,182,647  $1,439,721,681
                                                  --------------  --------------

Net assets                                        $2,157,280,162  $2,299,491,532

Shareholders' Capital
                                                  --------------  --------------
 Shareholders' capital                            $2,157,280,162  $2,299,491,532
                                                  --------------  --------------

Shares Outstanding                                    27,303,313      27,724,437
                                                  --------------  --------------

Net Asset Value and Redemption Price Per Share    $        79.01  $        82.94
                                                  --------------  --------------

            See notes to condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)
                                                    Three Months   Three Months
                                                       Ended           Ended
                                                      March 31,      March 31,
                                                         2003          2002
                                                    -------------  -------------
Investment Income:
 Dividends allocated from Belvedere Capital
  (net of foreign taxes of $106,401 and
  $46,801, respectively)                            $  8,736,786   $  8,683,321
 Interest allocated from Belvedere Capital               174,381        290,069
 Expenses allocated from Belvedere Capital            (3,564,995)    (5,021,278)
                                                    -------------  -------------
 Net investment income allocated from
  Belvedere Capital                                 $  5,346,172   $  3,952,112
 Dividends from Partnership Preference Units          13,821,632     13,110,509
 Rental income                                        28,255,238     37,699,404
 Interest                                                130,477         58,277
                                                    -------------  -------------
Total investment income                             $ 47,553,519   $ 54,820,302
                                                    -------------  -------------

Expenses:
 Investment advisory and administrative fees        $  2,532,153   $  3,254,020
 Property management fees                              1,082,976      1,474,910
 Distribution and servicing fees                         788,949      1,139,421
 Interest expense on mortgages                        10,348,506     14,267,601
 Interest expense on Credit Facility                   3,622,027      5,389,421
 Interest expense on swap contracts                   12,122,103     10,827,575
 Property and maintenance expenses                     8,989,832     10,802,690
 Property taxes and insurance                          3,854,036      4,765,280
 Miscellaneous                                           287,060        525,481
                                                    -------------  -------------
Total expenses                                      $ 43,627,642   $ 52,446,399
Deduct:
 Reduction of investment advisory
 and administrative fees                                 546,845        786,794
                                                    -------------  -------------
Net expenses                                        $ 43,080,797   $ 51,659,605
                                                    -------------  -------------
Net investment income before minority
 interests in net income of controlled
 subsidiaries                                       $  4,472,722   $  3,160,697
Minority interests in net income
 of controlled subsidiaries                             (957,405)    (1,485,387)
                                                    -------------  -------------
Net investment income                               $ 3,515,317    $  1,675,310
                                                    -------------  -------------


            See notes to condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of  Operations  (Unaudited) (Continued)

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                        2003           2002
                                                   --------------  -------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere
  Capital  (identified cost basis)                 $ (10,452,878)  $(20,116,001)
 Investment transactions in Partnership
  Preference Units (identified cost basis)               624,980        374,360
 Investment transactions in other real estate
  investments                                                  -     (1,532,128)
 Termination of interest rate swap contracts            (168,392)             -
                                                   --------------  -------------
Net realized loss                                  $  (9,996,290)  $(21,273,769)
                                                   --------------  -------------

Change in unrealized appreciation(depreciation)-
 Investment in Belvedere Capital
  (identified cost basis)                          $(107,493,190)  $ 40,208,914
 Investments in Partnership Preference Units
  (identified cost basis)                             32,788,723     (2,094,618)
 Investment in other real estate investments
  (net of minority interests in unrealized
  loss of controlled subsidiaries of
  $4,167,143 and $28,914,600, respectively)          (24,604,397)   (26,182,578)
 Interest rate swap contracts                          8,935,053     11,316,556
                                                   --------------  -------------
Net change in unrealized appreciation
 (depreciation)                                    $ (90,373,811)  $ 23,248,274
                                                   --------------  -------------

Net realized and unrealized gain (loss)            $(100,370,101)  $  1,974,505
                                                   --------------  -------------
Net (decrease) increase in net assets from
 operations                                        $ (96,854,784)  $  3,649,815
                                                   ==============  =============


            See notes to condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                 Three Months     Three Months
                                                    Ended            Ended
                                                March 31, 2003   March 31, 2002
                                                --------------  ----------------
Increase (Decrease) in Net Assets:
 Net investment income                          $   3,515,317   $     1,675,310
 Net realized loss on investment transactions      (9,996,290)      (21,273,769)
 Net change in unrealized appreciation
  (depreciation) of investments                   (90,373,811)       23,248,274
                                                --------------  ----------------
Net increase (decrease) in net assets from
 operations                                     $ (96,854,784)  $     3,649,815
                                                --------------  ----------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                      $    4,796,611   $            -
 Net asset value of Fund Shares redeemed           (38,256,077)     (45,940,156)
                                                ---------------  ---------------
Net decrease in net assets from Fund Share
 transactions                                   $  (33,459,466)  $  (45,940,156)
                                                ---------------  ---------------

Distributions -
 Distributions to Shareholders                  $  (11,893,682)  $            -

 Special Distributions to Shareholders                  (3,438)               -
                                                ---------------  ---------------
Total distributions                             $  (11,897,120)  $            -
                                                ---------------  ---------------

Net decrease in net assets                      $ (142,211,370)  $  (42,290,341)

Net assets:
 At beginning of period                         $2,299,491,532   $3,253,990,369
                                                ---------------  ---------------
 At end of period                               $2,157,280,162   $3,211,700,028
                                                ===============  ===============


            See notes to condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                   Three Months     Three Months
                                                                                      Ended            Ended
                                                                                     March 31,        March 31,
                                                                                       2003            2002
                                                                                   -------------   -------------
Cash Flows From (For) Operating Activities -
Net (decrease) increase in net assets from operations                              $(96,854,784)   $  3,649,815
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash flows from operating activities -
  Amortization of debt issuance costs                                                   136,912         212,017
  Net investment income allocated from Belvedere Capital                             (5,346,172)     (3,952,112)
  (Increase) decrease in dividends and interest receivable                            1,258,413      (6,014,953)
  Decrease in escrow deposits                                                         3,349,941       5,408,937
  Decrease in receivable for investments sold                                        73,554,369               -
  Increase in interest receivable from other real estate investment                     (39,237)              -
  Decrease in other assets                                                              729,035       1,281,871
  Increase in interest payable for open swap contracts                                   54,164         379,531
  Decrease in accrued property taxes                                                 (6,203,867)     (6,237,161)
  Increase (decrease) in security deposits, accrued interest and accrued other
   expenses and liabilities                                                              414,175     (1,708,179)
  Improvements to rental property                                                       (840,675)    (1,671,560)
  Proceeds from sale of investment in other real estate                                        -     31,588,186
  Decrease in cash due to sale of majority interest in controlled subsidiary                   -     (1,195,835)
  Proceeds from sale of Partnership Preference Units                                           -     35,374,360
  Net increase in investment in Belvedere Capital                                    (23,700,000)    (6,774,312)
  Payment for terminated interest rate swap contacts                                    (168,392)             -
  Decrease (increase) in short-term investments                                       (2,570,089)     5,140,717
  Minority interests in net income of controlled subsidiaries                            957,405      1,485,387
  Net realized loss on investment transactions                                         9,996,290     21,273,769
  Net change in unrealized (appreciation) depreciation of investments                 90,373,811    (23,248,274)
                                                                                   --------------  -------------
Net cash flows from operating activities                                           $  45,101,299   $ 54,992,204
                                                                                   --------------  -------------
Cash Flows From (For) Financing Activities -
  Repayment of Credit Facility                                                     $ (42,200,000)  $(53,000,000)
  Payments on mortgages                                                               (1,201,829)    (1,120,192)
  Payments for Fund Shares redeemed                                                     (710,585)    (1,963,904)
  Distributions paid to Shareholders                                                  (7,097,071)             -
  Distributions paid to minority shareholders                                             (1,465)    (1,259,036)
                                                                                   --------------  -------------
Net cash flows for financing activities                                            $ (51,210,950)  $(57,343,132)
                                                                                   --------------  -------------
Net decrease in cash                                                               $  (6,109,651)  $ (2,350,928)

Cash at beginning of period                                                        $  12,216,034   $ 12,170,155
                                                                                   --------------  -------------
Cash at end of period                                                              $   6,106,383   $  9,819,227
                                                                                   ==============  =============


            See notes to condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                    Three Months       Three Months
                                                                                       Ended              Ended
                                                                                   March 31, 2003     March 31, 2002
                                                                                   --------------     --------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities-
  Interest paid for loan-Credit Facility                                            $  3,685,091       $  6,021,038
  Interest paid for mortgages                                                       $ 10,212,387       $ 14,810,841
  Interest paid for swap contracts                                                  $ 12,067,939       $ 10,448,044
  Market value of securities distributed in payment of redemptions                  $ 39,804,648       $ 42,765,142
  Market value of real property and other assets, net of current
   liabilities, disposed of in conjunction with sale of real estate investment      $      -           $147,208,137
  Mortgage disposed of in conjunction with sale of real estate investment           $      -           $106,380,298
  Partnership Preference Units exchanged for a real estate
   equity investment and an investment in note receivable                           $ (6,440,043)      $          -
  Market value of real estate equity investment                                     $  3,087,607       $          -
  Investment in note receivable                                                     $  3,352,436       $          -


            See notes to condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2003

FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------
Net asset value - Beginning of period                               $   82.940
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income (6)                                           $    0.128
Net realized and unrealized loss                                        (3.628)
--------------------------------------------------------------------------------
TOTAL LOSS FROM OPERATIONS                                          $   (3.500)
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                       $   (0.430)
Special distributions to Shareholders (9)                               (0.000)
--------------------------------------------------------------------------------
Total distributions                                                 $   (0.430)
--------------------------------------------------------------------------------

Net asset value - End of period                                     $   79.010
--------------------------------------------------------------------------------

Total Return(1)                                                          (4.26)%
--------------------------------------------------------------------------------


                                             As a Percentage    As a Percentage
                                             of Average Net     of Average Gross
Ratios                                         Assets(5)          Assets(4)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(3)        1.45%(8)             0.94%(8)
  Operating expenses(3)                        1.90%(8)             1.24%(8)
Belcrest Capital Fund LLC Expenses
 Interest and other borrowing costs(2)         2.88%(8)             1.87%(8)
 Investment advisory and administrative
  fees, servicing fees and other Fund
  operating expenses(2)(7)                     1.19%(8)             0.78%(8)
                                             -----------------------------------
Total expenses                                 7.42%(8)             4.83%(8)

Net investment income                          0.64% (8)            0.42%(8)
--------------------------------------------------------------------------------
SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                        $2,157,280
Portfolio Turnover of Tax-Managed Growth Portfolio
 (the Portfolio)                                                       4%
--------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty). Does not include expenses of the real estate subsidiaries majority-owned by Belcrest Realty.
(3) Includes Belcrest Realty's proportional share of expenses incurred by its majority-owned subsidiaries.
(4) Average Gross Assets is defined as the average daily amount of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of each entity's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from the Portfolio.
(8)  Annualized.
(9)  Special distributions amount to less than $0.001 per share.

            See notes to condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2003
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2002 has been derived from the December 31, 2002 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2    Investment Transactions

Increases and decreases of the Fund's investment in Belvedere Capital Fund Company LLC (Belvedere Capital) for the three months ended March 31, 2003 aggregated $23,700,000 and $39,804,648 respectively, and for the three months ended March 31, 2002 aggregated $80,040,392 and $117,409,106, respectively. For the three months ended March 31, 2002, sales of Partnership Preference Units aggregated $35,374,360. For the three months ended March 31, 2003 and for the three months ended March 31, 2002 there were no purchases of Partnership Preference Units. For the three months ended March 31, 2003, there were no acquisitions or sales of other real estate investments. For the three months ended March 31, 2002, sales of other real estate investments aggregated $31,588,186. During the three months ended March 31, 2003, the Fund exchanged Partnership Preference Units in the amount of $6,440,043 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $3,087,607 and $3,391,673, respectively. The secured note receivable earns interest of 8% per annum and matures in February 2013 or on demand.

During the three months ended March 31, 2002, Belcrest Realty Corporation (Belcrest Realty) sold its majority interest in Bel Apartment Properties Trust (Bel Apartment) to another fund sponsored by Eaton Vance Management, for which a loss of $1,532,128 was recognized.

3    Indirect Investment in Portfolio

Belvedere Capital's interest in Tax-Managed Growth Portfolio (the Portfolio) at March 31, 2003 was $8,400,349,853 representing 61.1% of the Portfolio's net assets and at March 31, 2002 was $10,618,305,771 representing 56.5% of the Portfolio's net assets. The Fund's investment in Belvedere Capital at March 31, 2003 was $2,294,359,439, representing 27.3% of Belvedere Capital's net assets and at March 31, 2002 was $3,404,421,331, representing 32.1% of Belvedere Capital's net assets. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $32,398,573, of which $8,911,167 was allocated to the Fund. Investment income allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $27,289,011, of which $8,973,390 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2003 totaled $9,667,954, of which $2,661,373 was allocated to the Fund. Expenses allocated to Belvedere Capital from the Portfolio for the three months ended March 31, 2002 totaled $11,408,561, of which $3,747,521 was allocated to the Fund. Belvedere Capital allocated additional expenses to the Fund of $903,622 for the three months ended March 31, 2003, representing $37,787 of operating expenses and $865,835 of service fees. Belvedere Capital allocated additional expenses to the Fund of $1,273,757 for the three months ended March 31, 2002, representing $32,198 of operating expenses and $1,241,559 of service fees.

A summary of the Portfolio's Statement of Assets and Liabilities, at March 31, 2003, December 31, 2002 and March 31, 2002 and its operations for the three months ended March 31, 2003, the year ended December 31, 2002 and the three months ended March 31, 2002 follows:

                                March 31,       December 31,        March 31,
                                  2003             2002               2002
                             ---------------------------------------------------
Investments, at value       $13,797,517,752   $14,544,149,182   $18,699,529,315
Other assets                     24,535,362        70,073,039       137,094,099
--------------------------------------------------------------------------------
Total assets                $13,822,053,114   $14,614,222,221   $18,836,623,414
Total liabilities                73,659,303        42,700,633        54,877,430
--------------------------------------------------------------------------------
Net Assets                  $13,748,393,811   $14,571,521,588   $18,781,745,984
================================================================================
Dividends and interest      $    53,431,732   $   213,292,082   $    48,561,319
--------------------------------------------------------------------------------
Investment adviser fee      $    15,490,999   $    71,564,552   $    19,634,596
Other expenses                      477,083         2,577,489           654,041
--------------------------------------------------------------------------------
Total expenses              $    15,968,082   $    74,142,041   $    20,288,637
--------------------------------------------------------------------------------
Net investment income       $    37,463,650   $   139,150,041   $    28,272,682
Net realized losses             (62,969,970)     (459,996,840)     (111,417,095)
Net change in unrealized
 appreciation (depreciation)   (649,928,537)   (3,312,547,564)      229,264,275
--------------------------------------------------------------------------------
Net increase (decrease) in
 net assets from operations $  (675,434,857)  $(3,633,394,363)  $   146,119,862
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

The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of March 31, 2003 and December 31, 2002, Belcrest Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.

Notional                                   Initial                        Unrealized        Unrealized
 Amount                                    Optional         Final        Depreciation      Depreciation
 (000's      Fixed       Floating        Termination     Termination     at March 31,     at December 31,
omitted)     Rate          Rate             Date            Date             2003              2002
--------     -----       --------        -----------     -----------     ------------     ---------------

$68,750     6.225%     LIBOR + 0.45%        11/03           11/05         $1,999,998        $ 2,631,954
 24,528     6.295%     LIBOR + 0.45%        05/03           11/05            257,303            524,357
 41,368     6.310%     LIBOR + 0.45%        02/03           11/05             95,560            552,915
  9,030     6.505%     LIBOR + 0.45%        03/03           11/05               -   *            72,358
 21,996     6.497%     LIBOR + 0.45%        04/03           11/05             52,976            306,283
 20,018     6.439%     LIBOR + 0.45%        11/03           11/05            610,317            806,266
111,000    6.4068%     LIBOR + 0.45%        02/04           11/05          4,586,641          5,541,030
 80,000     6.555%     LIBOR + 0.45%        04/04           11/05          4,054,111          4,704,347
 16,468    6.7195%     LIBOR + 0.45%        02/03           11/05               -   *            73,907
 12,671    6.6176%     LIBOR + 0.45%        11/03           11/05            401,040            531,221
 15,105    6.5903%     LIBOR + 0.45%        02/04           11/05            649,465            786,970
 26,516     7.308%     LIBOR + 0.45%        11/03           11/05            957,628          1,277,816
 40,193     7.301%     LIBOR + 0.45%        02/04           11/05          1,985,692          2,427,007
 10,109     7.237%     LIBOR + 0.45%        04/04           11/05            588,859            689,195
155,000     7.231%     LIBOR + 0.45%        07/04           11/05         10,863,753         12,202,144
 17,674     7.700%     LIBOR + 0.45%        02/04           11/05            936,211          1,148,226
  9,833     7.635%     LIBOR + 0.45%        07/04           11/05            742,175            837,224
 43,000    7.6525%     LIBOR + 0.45%        09/04           11/05          3,545,354          3,931,451
 35,024     7.644%     LIBOR + 0.45%        07/04           11/05          2,647,657          2,986,988
212,000    7.6224%     LIBOR + 0.45%        09/04           11/05         17,688,560         19,546,084
  1,907      7.58%     LIBOR + 0.45%        04/04           11/05            118,174            138,784
-----------------------------------------------------------------------------------------------------------
                                                                         $52,781,474        $61,716,527
-----------------------------------------------------------------------------------------------------------

*    Agreement was terminated on the Initial Optional Termination Date.

5    Debt-Credit Facility

Effective March 31, 2003, Belcrest Capital reduced its loan commitment to $950,000,000 from $1,150,000,000 at December 31, 2002. There were no other changes to the terms of the Credit Facility during the quarter ended March 31, 2003.

6    Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company of equity securities that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belcrest Capital invests in real estate assets through its subsidiary Belcrest Realty. Belcrest Realty invests directly in Partnership Preference Units and debt and equity investments in private real estate companies and indirectly in investments in real property through controlled subsidiaries, Bel Santa Ana LLC, Bel Alliance Properties, LLC and Casco Property Trust, LLC. At March 31, 2002, Belcrest Realty's controlled subsidiaries also included Bel Communities Property Trust and Bel Apartment (for the period from January 1, 2002 through March 19, 2002).

Belcrest Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income or loss, net realized gain (loss), and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belcrest Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                           Tax Managed
 FOR THE THREE MONTHS ENDED                  Growth            Real
 MARCH 31, 2003                             Portfolio*        Estate           Total
------------------------------------------------------------------------------------------
 Revenue                                 $    5,346,172   $   42,090,566   $  47,436,738
 Interest expense on mortgages                   -           (10,348,506)    (10,348,506)
 Interest expense on Credit Facility             -            (3,549,586)     (3,549,586)
 Interest expense on swap contracts              -           (12,122,103)    (12,122,103)
 Operating expenses                            (349,789)     (15,795,837)    (16,145,626)
 Minority interest in net income of
  controlled subsidiaries                        -              (957,405)       (957,405)
------------------------------------------------------------------------------------------
 NET INVESTMENT INCOME (LOSS)            $    4,996,383   $     (682,871)  $   4,313,512

 Net realized gain (loss)                   (10,452,878)         456,588      (9,996,290)
 Change in unrealized gain (loss)          (107,493,190)      17,119,379     (90,373,811)
------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN NET ASSETS
  FROM OPERATIONS OF REPORTABLE
  SEGMENTS                               $ (112,949,685)  $   16,893,096   $ (96,056,589)
------------------------------------------------------------------------------------------

 Segment assets                          $2,294,359,439   $1,231,696,411   $3,526,055,850
 Segment liabilities                          1,696,473    1,359,608,270    1,361,304,743
------------------------------------------------------------------------------------------
 NET ASSETS OF REPORTABLE SEGMENTS       $2,292,662,966   $ (127,911,859)  $2,164,751,107
------------------------------------------------------------------------------------------


                                           Tax Managed
 FOR THE THREE MONTHS ENDED                  Growth            Real
 MARCH 31, 2002                             Portfolio*        Estate           Total
-------------------------------------------------------------------------------------------
 Revenue                                 $    3,952,112   $   50,858,327   $   54,810,439
 Interest expense on mortgages                  -            (14,267,601)     (14,267,601)
 Interest expense on Credit Facility            -             (5,173,845)      (5,173,845)
 Interest expense on swap contracts             -            (10,827,575)     (10,827,575)
 Operating expenses                            (524,572)     (19,435,457)     (19,960,029)
 Minority interest in net income of
  controlled subsidiaries                       -             (1,485,387)      (1,485,387)
-------------------------------------------------------------------------------------------
 NET INVESTMENT INCOME (LOSS)            $    3,427,540   $     (331,538)  $    3,096,002

 Net realized loss                          (20,116,001)      (1,157,768)     (21,273,769)
 Change in unrealized gain (loss)            40,208,914      (16,960,640)      23,248,274
-------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN NET ASSETS
  FROM OPERATIONS OF REPORTABLE
  SEGMENTS                               $   23,520,453   $  (18,449,946)  $    5,070,507
-------------------------------------------------------------------------------------------
 Segment assets                          $3,404,421,331   $1,403,610,105   $4,808,031,436
 Segment liabilities                          1,227,020    1,563,180,083    1,564,407,103
-------------------------------------------------------------------------------------------
 NET ASSETS OF REPORTABLE SEGMENTS       $3,403,194,311   $ (159,569,978)  $3,243,624,333
-------------------------------------------------------------------------------------------

* Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the three months ended March 31, 2003 and 2002:


                                          Three Months Ended  Three Months Ended
                                          March 31, 2003      March 31, 2002
                                          ------------------  ------------------
Revenue:
 Revenue from reportable segments          $    47,436,738     $    54,810,439
 Unallocated revenue                               116,781               9,863
                                          ------------------  ------------------
TOTAL REVENUE                              $    47,553,519     $    54,820,302
                                          ------------------  ------------------
Net increase (decrease) in net assets
 from operations:
  Net increase (decrease) in net assets
    from operations of reportable segments $   (96,056,589)    $     5,070,507
  Unallocated revenue                              116,781               9,863
  Unallocated expenses **                         (914,976)         (1,430,555)
                                          ------------------  ------------------
TOTAL NET INCREASE (DECREASE) IN NET
 ASSETS FROM OPERATIONS                    $   (96,854,784)    $     3,649,815
                                          ------------------  ------------------

** Unallocated expenses include costs of Belcrest Capital to operate the Fund such as servicing and distribution expenses, as well as other miscellaneous administrative costs of Belcrest Capital.

Net assets:
 Net assets of reportable segments         $ 2,164,751,107     $  3,243,624,333
 Unallocated cash                                2,271,959              982,803
 Short-term investments                          5,135,000              579,000
 Loan payable-Credit Facility                  (14,743,000)         (33,254,000)
 Other liabilities                                (134,904)            (232,108)
                                          ------------------  ------------------
Total net assets                           $ 2,157,280,162     $  3,211,700,028
                                          ------------------  ------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "might," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. The actual results of Belcrest Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund's performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund's unaudited condensed consolidated financial statements and related notes in Item 1 above.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003, COMPARED TO THE QUARTER ENDED MARCH 31, 2002

PERFORMANCE OF THE FUND.(1) The Fund's total return was -4.26% for the quarter ended March 31, 2003. This return reflects a decrease in the Fund's net asset value per share from $82.94 to $79.01 and a distribution of $0.43 per share during the quarter. For comparison, the Standard & Poor's 500 Index (the S&P
500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of -3.15% over the same period.(2) The Fund outperformed Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.45% during the period. Last year, the Fund had a total return performance of 0.13% for the quarter ended March 31, 2002. This return reflected an increase in the Fund's net asset value per share from $106.98 to $107.12. For comparison, the S&P 500 had a total return of 0.28% over the same period.(2) The performance of the Fund trailed that of the Portfolio by approximately 0.70% during the period.

PERFORMANCE OF THE PORTFOLIO. War angst coupled with rising oil prices, domestic terrorist fears, and negative investor sentiment contributed to continued market volatility in the first quarter of 2003. The quarter was marked by a few leadership reversals from the same period last year. Particularly of note was the dominance of large capitalization and growth related stocks, and the divergence in performance of growth oriented sectors and sub-industries during the quarter. Most major domestic benchmarks experienced negative returns and only two of the S&P 500 sectors had gains during the period.

The best performing sector of the S&P 500 during the first quarter of 2003 was health care, while the telecommunications services sector continued to trail the performance of the S&P 500. Market leading industries in the first quarter included computer software, biotechnology, and managed health care. Defensive groups such as food distributors, material manufacturing, and drug retailing realized weaker quarterly returns during the period.

In this challenging environment, the performance of the Portfolio trailed that of the overall market mostly due to lower exposure to more aggressive sectors and industries. During the quarter, Boston Management and Research (Boston Management), the Portfolio's investment adviser, emphasized industrials and consumer staples sectors, a continuing theme from last year. While this emphasis has been productive in prior periods, it hurt Portfolio returns during the first quarter of 2003. Relatively stronger stock selection within the airfreight and logistics, personal products and beverages sub-industries partially offset the negative performance of these sectors during the quarter.

Boston Management gradually increased the Portfolio's exposure to the energy sector (particularly the oil and gas industries) during the quarter to a relatively higher allocation from its neutral standing versus the S&P 500 last year. Boston Management slightly trimmed the Portfolio's positions in the healthcare and financial sectors from last year's levels, primarily due to fundamental and political headwinds. Lack of earnings visibility in the information technology sector prompted a continued underweight allocation versus the S&P 500. The Portfolio also underweighted the telecommunications services sector during the quarter, which was the S&P 500's worst performing sector during the period. Boston Management believes that these sector shifts are appropriate for the longer-term positioning of the Portfolio.

--------------------

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost.
(2)  It is not possible to invest directly in an index.

PERFORMANCE OF REAL ESTATE INVESTMENTS. For the quarter ended March 31, 2003, the Fund's real estate operations (conducted principally through Real Estate Joint Ventures) reflected weakening multifamily market fundamentals and the uncertain outlook for the U.S. economy as a whole. Rental income decreased to $28.3 million for the quarter ended March 31, 2003 from $37.7 million for the quarter ended March 31, 2002, a decrease of $9.4 million or 25%. Property operating expenses (before debt service and excluding certain operating expenses of Belcrest Realty Corporation (Belcrest Realty) of approximately $1.9 million) also decreased to $13.9 million for the quarter ended March 31, 2003 a decrease of $3.1 million or 18%. The declines in rental income and property operating expenses were principally a result of the Fund's sale of its investment in Bel Apartment Properties Trust and Bel Communities Property Trust (Bel Communities) during March and October 2002, respectively. However, during the quarter ended March 31, 2003, Real Estate Joint Venture operations were affected by deteriorating multifamily market fundamentals in most regions with falling occupancy levels and rising rent concessions. Given the continued uncertain outlook for the U.S. economy as a whole, expectations are that real estate operating results in 2003 will be modestly below the levels of 2002.

Due primarily to the sale of the Fund's investment in Bel Communities during 2002, the estimated fair value of the real properties held through Belcrest Realty was lower at the end of the first quarter of 2003 compared to the first quarter of 2002. At March 31, 2003, the estimated fair value of the real properties held through Belcrest Realty was $623.8 million compared to $839.3 million at March 31, 2002, a decrease of $215.5 million or 26%. The decrease in estimated fair value of the real properties was also due, in part, to modest decreases in property values resulting from declines in near-term earnings expectations and the economic downturn. The Fund recognized unrealized depreciation of the estimated fair value of its other real estate investments of approximately $24.6 million for the quarter ended March 31, 2003. Despite weaker market conditions, declines in asset values for multifamily properties have generally been modest as decreases in capitalization rates have largely offset declining income levels.

For the quarter ended March 31, 2003, the Fund's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. As a result, the Fund recognized $32.8 million of unrealized appreciation in the estimated value of the Partnership Preference Units during the quarter ended March 31, 2003. At March 31, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $574.9 million compared to $533.6 million at March 31, 2002, an increase of $41.3 million or 8% primarily due to appreciation recognized as a result of market conditions similar to the first quarter 2003 market conditions described above. Dividends received from the Partnership Preference Units for the quarter ended March 31, 2003 totaled $13.8 million compared to $13.1 million for the quarter ended March 31, 2002, an increase of $0.7 million or 5%. During March 2003, Belcrest Realty exchanged Partnership Preference Units of one issuer for an equity interest in, and notes receivable of, private real estate companies formerly affiliated with such issuer. The estimated value of these investments at March 31, 2003 was approximately $6.5 million.

PERFORMANCE OF INTEREST RATE SWAPS. For the quarter ended March 31, 2003, interest rate swap valuations appreciated modestly by approximately $8.9 million, as initial optional termination dates moved closer. Approximately 42% of existing notional contract amounts will reach optional termination over the next four quarters. Offsetting the appreciation were minimal interest rate decreases during the first quarter of 2003, which were in contrast to interest rate increases during the first quarter of 2002. Valuations appreciated by approximately $11.3 million for the quarter ended March 31, 2002, due to increases in swap rates during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 the loan commitment under the Fund's revolving credit facility (the Credit Facility) was reduced to $950,000,000. The Fund had outstanding borrowings of $737,150,000 and unused loan commitments of $212,850,000 at March 31, 2003. There are no amounts outstanding under letters of credit at March 31, 2003. The Credit Facility is being used primarily to finance the Fund's equity in its real estate investments and will continue to be used for such purpose in the future. The Credit Facility will also provide for any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder for these purposes.

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

As of March 31, 2003 and 2002, the unrealized depreciation related to the interest rate swap agreements was $52,781,474 and $38,513,800, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Fund's discussion and analysis of its financial condition and results of operations are based upon the Fund's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The value of interest rate swaps may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swaps may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate bank borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and Net Leased Properties. The interest rate on borrowings under the Fund's Credit Facility is reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the unaudited condensed consolidated financial statements.

                                                      Interest Rate Sensitivity
                                      Cost, Principal (Notional) Amount by Contractual Maturity
                                                 For the Twelve Months Ended March 31,

                                                                                                                   Estimated
                                          2004-2005       2006        2007-2008     Thereafter        Total        Fair Value
                                        ------------- ------------- ------------- -------------- --------------- --------------

 Rate sensitive
 liabilities:
---------------------------------------
 Long-term debt:
---------------------------------------
 Fixed-rate mortgages                                  $11,570,127                 $528,245,581    $539,815,708    $596,000,000
 Average interest rate                                    6.90%                        7.57%          7.55%
---------------------------------------
 Variable-rate Credit Facility                         $737,150,000                                $737,150,000    $737,150,000
 Average interest rate                                     1.73%                                       1.73%
-----------------------------------------------------------------------------------------------------------------------------------
 Rate sensitive derivative financial
 instruments:
---------------------------------------
 Pay fixed/
 Receive variable interest rate swap
 contracts                                             $946,691,942                                $946,691,942    $(52,781,474)
 Average pay rate                                          7.03%                                      7.03%
 Average receive rate                                      1.73%                                      1.73%
-----------------------------------------------------------------------------------------------------------------------------------
 Rate sensitive investments:
---------------------------------------
 Fixed-rate Partnership Preference
 Units:
---------------------------------------
 Bradley Operating Limited
 Partnership, 8.875% Series B
 Cumulative Redeemable Perpetual
 Preferred Units, Callable 2/23/04,
 Current Yield: 9.09%                                                              $ 23,799,036    $ 23,799,036    $ 23,829,235
---------------------------------------
 Camden Operating, L.P., 8.50% Series
 B Cumulative Redeemable Perpetual
 Preferred Units, Callable 2/23/04,
 Current Yield: 8.32%                                                              $  4,076,090    $  4,076,090    $  4,343,500
---------------------------------------
 Colonial Realty Limited Partnership,
 8.875% Series B Cumulative Redeemable
 Perpetual Preferred Units, Callable
 2/23/04, Current Yield: 8.87%                                                     $ 50,744,840    $ 50,744,840    $ 51,530,900
---------------------------------------
 Essex Portfolio, L.P., 9.125% Series
 C Cumulative Redeemable Preferred
 Units, Callable 11/24/03, Current
 Yield: 9.01%                                                                      $ 21,000,000    $ 21,000,000    $ 21,278,838
---------------------------------------
 Liberty Property L.P., 9.25%, Series
 B Cumulative Redeemable Preferred
 Units, Callable 7/28/04, Current
 Yield: 8.91%                                                                      $ 64,025,574    $ 64,025,574    $ 66,561,750
---------------------------------------
 MHC Operating Limited Partnership, 9%
 Series D Cumulative Redeemable
 Perpetual Preference Units, Callable
 9/29/04, Current Yield: 9.00%                                                     $ 75,000,000    $ 75,000,000    $ 74,340,000

---------------------------------------
 National Golf Operating Partnership
 L.P., 9.3% Series A Cumulative
 Redeemable Preferred Units, Callable
 3/4/03, Current Yield: 9.37%                                                      $ 27,877,518    $ 27,877,518    $ 31,320,144
---------------------------------------
 National Golf Operating Partnership
 L.P., 9.3% Series B Cumulative
 Redeemable Preferred Units, Callable
 7/28/04, Current Yield: 9.31%                                                     $ 29,833,200    $ 29,833,200    $ 29,976,000
---------------------------------------
 PSA Institutional Partners, L.P.,
 9.50% Series N Cumulative Redeemable
 Perpetual Preferred Units, Callable
 3/17/05, Current Yield: 9.07%                                                     $ 55,375,000    $ 55,375,000    $ 58,010,850
---------------------------------------
 Price Development Company, L.P.,
 8.95% Series B Cumulative Redeemable
 Preferred Partnership Units, Callable
 7/28/04, Current Yield: 9.61%                                                     $ 64,089,925    $ 64,089,925    $ 59,971,750
---------------------------------------
 Regency Centers, L.P., 9.125% Series
 D Cumulative Redeemable Preferred
 Units, Callable 9/29/04, Current
 Yield: 8.69%                                                                      $ 35,000,000    $ 35,000,000    $ 36,732,500
---------------------------------------
 Summit Properties Partnership, L.P.,
 8.95% Series B Cumulative Redeemable
 Perpetual Preferred Units, Callable
 4/29/04, Current Yield: 9.07%                                                     $ 55,108,570    $ 55,108,570    $ 54,621,900
---------------------------------------
 Urban Shopping Centers, L.P., 9.45%
 Series D Cumulative Redeemable
 Perpetual Preferred Units, Callable
 10/1/04, Current Yield: 9.10%                                                     $ 60,000,000    $ 60,000,000    $ 62,334,480
---------------------------------------
Fixed-rate investment in note receivable:
---------------------------------------
Fixed rate note receivable, 8%                                                     $  3,391,673    $  3,391,673    $  3,391,673
-----------------------------------------------------------------------------------------------------------------------------------


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, Eaton Vance Management (Eaton Vance) , as the Fund's manager, and the Fund's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are, to the best of their knowledge, effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report any significant deficiency in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls to Eaton Vance.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the three months ended March 31, 2003.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports of Form 8-K:

     (a)  The  following  is a list of all  exhibits  files as part of this Form
          10-Q:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 15, 2003.




                                             BELCREST CAPITAL FUND LLC
                                             (Registrant)


                                             By: /s/ Michelle A. Alexander
                                                 ---------------------------
                                                  Michelle A. Alexander
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

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

Date: May 15, 2003

                                             /s/ Thomas E. Faust Jr.
                                             -------------------------
                                              Thomas E. Faust Jr.
                                              Chief Executive Officer

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

Date: May 15, 2003

                                             /s/ Michelle A. Alexander
                                             ----------------------------
                                              Michelle A. Alexander
                                              Chief Financial Officer

                                  EXHIBIT INDEX

99.1   Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

99.2   Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002