Form 10-Q
period 2003-06-30
BELCREST CAPITAL FUND LLC
filed 2003-08-14
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------
                          Commission File No. 000-30509
                                              ----------


                            Belcrest Capital Fund LLC
                            -------------------------
             (Exact name of registrant as specified in its charter)


             Massachusetts                             04-3453080
             -------------                             ----------
        (State of organization)          ( I.R.S. Employer Identification No.)


       The Eaton Vance Building
           255 State Street
        Boston, Massachusetts                            02109
        ---------------------                            -----
    (Address of principal executive offices)           (Zip Code)



    Registrant's telephone number:                   617-482-8260
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

                                   YES [X]      NO [ ]

                           BELCREST CAPITAL FUND LLC
                               Index to Form 10-Q

PART I    FINANCIAL INFORMATION                                            Page

Item 1.   Condensed Consolidated Financial Statements                        3

          Condensed Consolidated Statements of Assets and Liabilities as
          of June 30, 2003 (Unaudited) and December 31, 2002                 3

          Condensed Consolidated Statements of Operations (Unaudited) for
          the Three Months Ended June 30, 2003 and 2002 and for the Six
          Months Ended June 30, 2003 and June 30, 2002                       4

          Condensed Consolidated Statements of Changes in Net Assets (Unaudited) for the Six Months Ended June 30, 2003 and
          June 30, 2002                                                      6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2003 and June 30, 2002           7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2003                                                      9

          Notes to Condensed Consolidated Financial Statements as of
          June 30, 2003 (Unaudited)                                         10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        21

Item 4.   Controls and Procedures                                           23

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 23

Item 2.   Changes in Securities and Use of Proceeds                         24

Item 3.   Defaults Upon Senior Securities                                   24

Item 4.   Submission of Matters to a Vote of Security Holders               24

Item 5.   Other Information                                                 24

Item 6.   Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                  25

EXHIBIT INDEX                                                               26

PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.
        --------------------------------------------

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                  June 30, 2003   December 31,
                                                   (Unaudited)        2002
                                                  -------------   ------------

Assets:
  Investment in Belvedere Capital Fund Company LLC
   (Belvedere Capital)                            $2,584,612,221  $2,423,063,983
  Investment in Partnership Preference Units         578,045,965     547,878,187
  Investment in other real estate                    631,461,332     651,756,818
  Short-term investments                               1,548,059       2,564,911
                                                  --------------  --------------
Total investments                                 $3,795,667,577  $3,625,263,899
  Cash                                                11,276,491      12,216,034
  Receivable for investments sold                              -      73,554,369
  Escrow deposits - restricted                        12,038,441      13,475,591
  Dividends and interest receivable                    6,019,994       7,835,775
  Other assets                                         5,844,687       6,867,545
                                                  --------------  --------------
Total assets                                      $3,830,847,190  $3,739,213,213
                                                  --------------  --------------

Liabilities:
  Loan payable on Credit Facility                 $  742,150,000  $  779,350,000
  Mortgages payable                                  538,728,354     541,017,537
  Payable for Fund Shares redeemed                       300,000       3,952,191
  Special Distributions payable                              932               -
  Open interest rate swap contracts, at value         42,469,385      61,716,527
  Security deposits                                    2,218,339       2,231,784
  Swap interest payable                                4,696,409       5,089,784
  Accrued expenses:
   Interest expense                                    4,648,497       4,815,222
   Property taxes                                      5,843,814       9,169,540
   Other expenses and liabilities                      7,915,420       6,282,930
  Minority interests in controlled subsidiaries       23,405,821      26,096,166
                                                  --------------  -------------
Total liabilities                                 $1,372,376,971  $1,439,721,681
                                                  --------------  --------------

Net assets                                        $2,458,470,219  $2,299,491,532

                                                  --------------  --------------
Shareholders' Capital                             $2,458,470,219  $2,299,491,532
                                                  --------------  --------------

Shares Outstanding                                    27,117,858      27,724,437
                                                  --------------  --------------

Net asset value and redemption price per Share    $        90.66  $        82.94
                                                  --------------  --------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                     Three Months    Three Months     Six Months      Six Months
                                                    Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,
                                                         2003            2002            2003            2003
                                                    --------------  --------------  --------------  --------------
Investment Income:
  Dividends allocated from Belvedere Capital
   (net of foreign taxes of $164,063, $175,236,
   $270,464 and $222,037, respectively)              $ 9,017,540     $ 9,793,322     $17,754,326     $ 18,476,643
  Interest allocated from Belvedere Capital              270,744         229,820         445,125          519,889
  Expenses allocated from Belvedere Capital           (3,779,091)     (4,782,131)     (7,344,086)      (9,803,409)
                                                     ------------    ------------    ------------    -------------
  Net investment income allocated from
   Belvedere Capital                                 $ 5,509,193     $ 5,241,011     $10,855,365     $  9,193,123
  Dividends from Partnership Preference Units         13,761,364      13,092,134      27,582,996       26,202,643
  Rental Income                                       27,829,915      34,114,119      56,085,153       71,813,523
  Interest                                               102,235          53,798         232,712          112,075
                                                     ------------   -------------    ------------   --------------
Total investment income                              $47,202,707     $52,501,062     $94,756,226     $107,321,364
                                                     ------------   -------------    ------------   --------------

Expenses:
  Investment advisory and administrative fees        $ 2,543,883     $ 3,062,846     $ 5,076,036     $  6,316,866
  Property management fees                             1,047,140       1,318,051       2,130,116        2,792,961
  Distribution and servicing fees                        841,720       1,048,403       1,630,669        2,187,824
  Interest expense on mortgages                       10,460,223      12,808,459      20,808,729       27,076,060
  Interest expense on Credit Facility                  3,358,045       5,048,003       6,980,072       10,437,424
  Interest expense on swap contracts                  12,211,185      11,142,552      24,501,680       21,970,127
  Property and maintenance expenses                    9,803,574      10,726,610      18,793,406       21,529,300
  Property taxes and insurance                         3,966,456       4,497,073       7,820,492        9,262,353
  Miscellaneous                                          445,721         334,506         732,781          859,987
                                                     ------------    ------------    ------------    -------------
Total expenses                                       $44,677,947     $49,986,503     $88,473,981     $102,432,902
Deduct-
  Reduction of investment advisory
   and administrative fees                               591,171         747,368       1,138,016        1,534,162
                                                     ------------    ------------    ------------    -------------
Net expenses                                         $44,086,776     $49,239,135     $87,335,965     $100,898,740
                                                     ------------    ------------    ------------    -------------
Net investment income before
  minority interests in net income of
  controlled subsidiaries                            $ 3,115,931     $ 3,261,927     $ 7,420,261     $  6,422,624
Minority interests in net income
  of controlled subsidiaries                            (593,558)       (971,962)     (1,550,963)      (2,457,349)
                                                     ------------    ------------    ------------    -------------
Net investment income                                $ 2,522,373     $ 2,289,965     $ 5,869,298     $  3,965,275
                                                     ------------   ------------     ------------    -------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                     Three Months    Three Months     Six Months      Six Months
                                                    Ended June 30,  Ended June 30,  Ended June 30,  Ended June 30,
                                                         2003            2002            2003            2003
                                                    --------------  --------------  --------------  --------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere
  Capital (identified cost basis)                   $  5,373,336    $(128,764,690)  $ (5,079,542)   $(148,880,691)
 Investment transactions in Partnership
  Preference Units (identified cost)                           -                -        624,980          374,360
 Investment transactions in other real
  estate                                                       -                -              -       (1,532,128)
                                                    -------------   --------------  -------------   --------------
Net realized gain (loss)                            $  5,373,336    $(128,764,690)  $ (4,454,562)   $(150,038,459)
                                                    -------------   --------------  -------------   --------------
Change in unrealized appreciation
 (depreciation) -
  Investment in Belvedere Capital
   (identified cost basis)                          $296,363,723    $(267,781,085)  $188,870,533    $(227,572,171)
  Investments in Partnership Preference
   Units (identified cost basis)                       3,194,118       17,144,028     35,982,841       15,049,410
  Investments in other real estate
   (net of minority interests in
   unrealized gain (loss) of controlled
   subsidiaries of  $(74,162),
   $(6,527,754), $(4,241,305)
   and $(35,442,357), respectively)                     (287,912)     (12,804,182)   (24,892,309)    (38,986,760)
  Interest rate swap contracts                        10,312,089      (16,502,065)    19,247,142      (5,185,509)
                                                    -------------   --------------  -------------   --------------
Net change in unrealized appreciation
 (depreciation)                                     $309,582,018    $(279,943,304)  $219,208,207    $(256,695,030)
                                                    -------------  ---------------  -------------   --------------

Net realized and unrealized gain (loss)             $314,955,354    $(408,707,994)  $214,753,645    $(406,733,489)
                                                    -------------   --------------  -------------   --------------

Net increase (decrease) in net assets
 from operations                                    $317,477,727    $(406,418,029)  $220,622,943    $(402,768,214)
                                                    =============   ==============  =============   ==============
       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                  Six Months       Six Months
                                                Ended June 30,   Ended June 30,
                                                     2003             2002
                                                --------------   --------------
Increase (Decrease) in Net Assets:
 Net investment income                          $    5,869,298   $    3,965,275
 Net realized loss from investment transactions     (4,454,562)    (150,038,459)
 Net change in unrealized appreciation
  (depreciation) of investments                    219,208,207     (256,695,030)
                                                ---------------  ---------------
Net increase (decrease) in net assets from
 operations                                     $  220,622,943   $ (402,768,214)
                                                ---------------  ---------------
Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                      $    4,796,611   $            -
 Net asset value of Fund Shares redeemed           (54,546,253)    (139,221,648)
                                                ---------------  ---------------
Net decrease in net assets from Fund Share
 transactions                                   $  (49,749,642)  $ (139,221,648)
                                                ---------------  ---------------
Distributions -
 Distributions to Shareholders                  $  (11,893,682)  $            -
 Special Distributions to Shareholders                    (932)               -
                                                --------------   ---------------
Total distributions                             $  (11,894,614)  $            -
                                                ---------------  ---------------

Net increase (decrease) in net assets           $  158,978,687   $ (541,989,862)

Net assets:
 At beginning of period                         $2,299,491,532   $3,253,990,369
                                                ---------------  ---------------
 At end of period                               $2,458,470,219   $2,712,000,507
                                                ===============  ===============

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Six Months       Six Months
                                                                                Ended June 30,   Ended June 30,
                                                                                     2003             2002
                                                                                --------------   --------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                           $ 220,622,943    $(402,768,214)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
   Amortization of debt issuance costs                                                273,824          404,250
   Net investment income allocated from Belvedere Capital                         (10,855,365)      (9,193,123)
   Decrease in escrow deposits                                                      1,437,150        2,439,019
   Decrease in receivable for investments sold                                     73,554,369                -
   Increase in interest receivable from other real estate                            (105,359)               -
   Decrease in other assets                                                           749,034        1,594,754
   Decrease (increase) in dividends and interest receivable                         1,815,781       (5,785,044)
   (Decrease) increase in interest payable for open swap contracts                   (393,375)         262,328
   Increase (decrease) in security deposits, accrued interest and accrued
    other expenses and liabilities                                                  1,452,320       (1,149,937)
   Decrease in accrued property taxes                                              (3,325,726)      (3,116,484)
   Proceeds from sales of Partnership Preference Units                                      -       35,374,360
   Proceeds from sale of investment in other real estate                                    -       31,588,186
   Improvements to rental property                                                 (2,292,729)      (3,477,557)
   Decrease in cash due to sale of majority interest in
    controlled subsidiary                                                                   -       (1,195,835)
   Net increase in investment in Belvedere Capital                                (23,700,000)      (2,344,772)
   Decrease in short-term investments                                               1,016,852        5,719,717
   Minority interests in net income of controlled subsidiaries                      1,550,963        2,457,349
   Net realized loss from investment transactions                                   4,454,562      150,038,459
   Net change in unrealized (appreciation) depreciation of
    investments                                                                  (219,208,207)     256,695,030
                                                                                --------------    -------------
Net cash flows from operating activities                                        $  47,047,037     $ 57,542,486
                                                                                --------------    -------------

Cash Flows From (For) Financing Activities -
 Repayment of Credit Facility                                                   $ (37,200,000)    $(52,982,112)
 Payments on mortgages                                                             (2,289,183)      (2,123,266)
 Payments for Fund Shares redeemed                                                 (1,400,326)      (3,041,096)
 Distributions paid to Shareholders                                                (7,097,071)               -
 Distributions paid to minority shareholders                                                -       (1,921,453)
                                                                                --------------    -------------
Net cash flows for financing activities                                         $ (47,986,580)    $(60,067,927)
                                                                                --------------    -------------

Net decrease in cash                                                            $    (939,543)    $ (2,525,441)

Cash at beginning of period                                                     $   12,216,034    $ 12,170,155
                                                                                ---------------   -------------
Cash at end of period                                                           $   11,276,491    $  9,644,714
                                                                                ===============   =============

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                  Six Months       Six Months
                                                                                Ended June 30,   Ended June 30,
                                                                                     2003             2002
                                                                                --------------   --------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
   Interest paid on loan - Credit Facility                                      $ 6,954,019      $ 10,894,432
   Interest paid on mortgages                                                   $20,539,336      $ 26,757,718
   Interest paid on swap contracts                                              $24,895,055      $ 21,707,799
   Market value of securities distributed in payment of
    redemptions                                                                 $56,798,118      $137,575,552
   Market value of real property and other assets, net
    of current liabilities, disposed of in conjunction with
    sale of other real estate                                                   $         -      $148,197,322
   Mortgage disposed of in conjunction with sale of
    other real estate                                                           $         -      $107,369,483
   Partnership Preference Units exchanged for a real estate
    equity investment and an investment in note receivable                      $(6,440,043)     $          -
   Market value of real estate equity investment                                $ 3,087,607      $          -
   Investment in note receivable                                                $ 3,352,436      $          -

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of June 30, 2003
Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)

For the Six Months Ended June 30, 2003
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                 $ 82.940
--------------------------------------------------------------------------------

Income (loss) from operations
--------------------------------------------------------------------------------
Net investment income (6)                                             $  0.214
Net realized and unrealized gain                                         7.936
--------------------------------------------------------------------------------
Total income from operations                                          $  8.150
--------------------------------------------------------------------------------

Distributions
--------------------------------------------------------------------------------
Distributions to Shareholders                                         $ (0.430)
Special Distributions to Shareholders (9)                               (0.000)
--------------------------------------------------------------------------------
Total distributions                                                   $ (0.430)
--------------------------------------------------------------------------------

Net asset value - End of period                                       $ 90.660
--------------------------------------------------------------------------------
Total Return (1)                                                          9.86%


                                               As a Percentage  As a Percentage
                                               of Average Net   of Average Gross
Ratios                                           Assets(5)       Assets (2)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(7)           1.39%(8)          0.92%(8)
  Operating expenses(7)                           1.88%(8)          1.25%(8)
Belcrest Capital Fund LLC Expenses
  Interest and other borrowing costs(4)           2.77%(8)          1.83%(8)
  Investment advisory and administrative fees,
   servicing fees and other Fund operating
   expenses(3)(4)                                 1.18%(8)          0.78%(8)
                                                  --------------------------
Total expenses                                    7.22%(8)          4.78%(8)

Net investment income                             0.52%(8)          0.34%(8)
--------------------------------------------------------------------------------

Supplemental Data
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                           $2,458,470
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)          11%
--------------------------------------------------------------------------------
(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belcrest Capital Fund LLC (Belcrest Capital) (not including its investment in Belcrest Realty Corporation (Belcrest Realty)) plus all assets of Belcrest Realty minus the sum of each entity's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.
(3) Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belcrest Capital and Belcrest Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belcrest Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belcrest Realty's proportional shares of expenses incurred by its majority-owned subsidiaries.
(8)  Annualized.
(9)  Special distributions amount to less than $0.001 per share.

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of June 30, 2003
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2    Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2003 and June 30, 2002:

                                              Six Months Ended  Six Months Ended
Investment Transaction                         June 30, 2003     June 30, 2002
--------------------------------------------------------------------------------

Increases in investment in Belvedere Capital   $ 23,700,000      $ 94,227,892
Decreases in investment in Belvedere Capital   $ 56,798,118      $229,458,673
Sales of Partnership Preference Units          $          -      $ 35,374,360
Sales of other real estate (1)                 $          -      $ 31,588,186
--------------------------------------------------------------------------------

(1) During the six months ended June 30, 2002, Belcrest Realty Corporation (Belcrest Realty) sold its majority interest in Bel Apartment Properties Trust (Bel Apartment) to another fund sponsored by Eaton Vance Management, for which a loss of $1,532,128 was recognized.

During the six months ended June 30, 2003, the Fund exchanged Partnership Preference Units in the amount of $6,440,043 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $3,087,607 and $3,352,436 respectively. The secured note receivable earns interest of 8% per annum and matures in February 2013 or on demand.

3    Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the six months ended June 30, 2003 and June 30, 2002, including allocations of income and expenses for the respective periods then ended:

                                                            Six Months Ended     Six Months Ended
                                                              June 30, 2003        June 30, 2002
-------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio(1)            $9,599,217,401       $9,414,074,868
The Fund's investment in Belvedere Capital(2)               $2,584,612,221       $2,915,254,500
Income allocated to Belvedere Capital from the Portfolio    $   66,798,353       $   59,178,086
Income allocated to the Fund from Belvedere Capital         $   18,199,451       $   18,996,532
Expenses allocated to Belvedere Capital from the Portfolio  $   20,113,419       $   22,716,704
Expenses allocated to the Fund from Belvedere Capital       $    7,344,086       $    9,803,409
-------------------------------------------------------------------------------------------------

(1) As of June 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 61.7% and 57.0% of the Portfolio's net assets, respectively.
(2) As of June 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 26.9% and 31.0% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities, at June 30, 2003, December 31, 2002 and June 30, 2002 and its operations for the six months ended June 30, 2003, for the year ended December 31, 2002 and for the six months ended June 30, 2002 follows:

                                June 30,       December 31,       June 30,
                                  2003             2002             2002
                             ---------------------------------------------------
Investments, at value        $15,616,951,272  $14,544,149,182  $16,438,266,069
Other assets                      26,660,614       70,073,039      258,245,026
--------------------------------------------------------------------------------

Total assets                 $15,643,611,886  $14,614,222,221  $16,696,511,095
Total liabilities                 93,843,137       42,700,633      171,302,142
--------------------------------------------------------------------------------

Net assets                   $15,549,768,749  $14,571,521,588  $16,525,208,953
================================================================================
Dividends and interest       $   109,393,140  $   213,292,082  $   104,789,317

--------------------------------------------------------------------------------
Investment adviser fee       $    31,979,032  $    71,564,552  $    38,983,369
Other expenses                       985,298        2,577,489        1,249,484

--------------------------------------------------------------------------------
Total expenses               $    32,964,330  $    74,142,041  $    40,232,853
--------------------------------------------------------------------------------

Net investment income        $    76,428,810  $   139,150,041  $    64,556,464
Net realized losses              (29,306,399)    (459,996,840)    (198,388,599)
Net change in unrealized
 appreciation (depreciation)   1,126,151,279   (3,312,547,564)  (1,921,047,828)

--------------------------------------------------------------------------------
Net increase (decrease) in
 net assets from operations  $ 1,173,273,690  $(3,633,394,363) $(2,054,879,963)
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

The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of June 30, 2003 and December 31, 2002, Belcrest Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.

Notional                                     Initial                           Unrealized         Unrealized
 Amount                                      Optional         Final           Depreciation       Depreciation
 (000's        Fixed        Floating       Termination     Termination        at June 30,       at December 31,
omitted)       Rate           Rate             Date            Date              2003                2002
---------------------------------------------------------------------------------------------------------------
$ 68,750      6.225%      LIBOR + 0.45%       11/03            11/05           $ 1,220,485        $ 2,631,954
  24,528      6.295%      LIBOR + 0.45%       05/03            11/05                -    *            524,357
  41,368      6.310%      LIBOR + 0.45%       02/03            11/05                -    *            552,915
   9,030      6.505%      LIBOR + 0.45%       03/03            11/05                -    *             72,358
  21,996      6.497%      LIBOR + 0.45%       04/03            11/05                -    *            306,283
  20,018      6.439%      LIBOR + 0.45%       11/03            11/05               372,055            806,266
 111,000      6.4068%     LIBOR + 0.45%       02/04            11/05             3,357,116          5,541,030
  80,000      6.555%      LIBOR + 0.45%       04/04            11/05             3,199,020          4,704,347
  16,468      6.7195%     LIBOR + 0.45%       02/03            11/05                -    *             73,907
  12,671      6.6176%     LIBOR + 0.45%       11/03            11/05               244,272            531,221
  15,105      6.5903%     LIBOR + 0.45%       02/04            11/05               474,399            786,970
  26,516      7.308%      LIBOR + 0.45%       11/03            11/05               581,973          1,277,816
  40,193      7.301%      LIBOR + 0.45%       02/04            11/05             1,442,874          2,427,007
  10,109      7.237%      LIBOR + 0.45%       04/04            11/05               461,690            689,195
 155,000      7.231%      LIBOR + 0.45%       07/04            11/05             9,129,273         12,202,144
  17,674      7.700%      LIBOR + 0.45%       02/04            11/05               679,090          1,148,226
   9,833      7.635%      LIBOR + 0.45%       07/04            11/05               621,247            837,224
  43,000      7.6525%     LIBOR + 0.45%       09/04            11/05             3,052,619          3,931,451
  35,024      7.644%      LIBOR + 0.45%       07/04            11/05             2,216,079          2,986,988
 212,000      7.6224%     LIBOR + 0.45%       09/04            11/05            15,324,761         19,546,084
   1,907      7.58%       LIBOR + 0.45%       04/04            11/05                92,432            138,784
---------------------------------------------------------------------------------------------------------------
                                                                               $42,469,385        $61,716,527
---------------------------------------------------------------------------------------------------------------

*Agreement was terminated on the Initial Optional Termination Date.

5    Debt

A Credit Facility - Effective on July 15, 2003, Belcrest Capital refinanced the existing Credit Facility with Merrill Lynch International Bank Limited with two new credit arrangements (collectively, the New Credit Facility) totaling $860,000,000. The New Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belcrest Capital's obligations under the New Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Santa Ana LLC (Bel Santa Ana), Bel Alliance Properties, LLC (Bel Alliance) and Casco Property Trust, LLC (Casco).

B The credit arrangement with DrKW Holdings, Inc. is for $722,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.30% per annum. As of July 15, 2003, outstanding borrowings under this credit arrangement totaled $722,000,000.

The credit arrangement with Merrill Lynch Mortgage Capital is for $138,000,000, and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR + 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belcrest Capital pays all fees associated with issuing the letters of credit. As of July 15, 2003, outstanding borrowings under this credit arrangement totaled $20,150,000 and there were no letters of credit issued.

Mortgages - Rental property held by real estate joint ventures is financed through a series of non-recourse mortgages. The mortgages are secured by a rental property or properties, mortgage loan deposit accounts, including all subaccounts thereunder, and an assignment of certain leases and rents.

The mortgage agreements relating to the rental properties held by Bel Alliance include a covenant that trade payables and accrued expenses incurred in the ordinary course of business in the aggregate will not exceed 1% of the outstanding principal balance of the loan. At June 30, 2003, this covenant was not met for certain mortgage agreements, of which the aggregate principal balance at June 30, 2003 totals $176.2 million, or 33% of the total mortgages outstanding. Bel Alliance may choose not to commit additional equity to cure certain of these technical defaults. It is uncertain as to whether the lenders will seek to enforce these provisions of the mortgage agreements. If the lender pursues enforcement and a mutually acceptable arrangement with the lender cannot be reached, the result could be a foreclosure on some or all of those investment properties that secure such mortgages. Moreover, the Fund's net investment in Bel Alliance would not be negatively impacted if a foreclosure on some or all of those investment properties that secure such mortgages were to occur, based on the current valuations of the affected properties. The eventual outcome of this matter cannot be determined at this time. The mortgages are without recourse to the other assets of Bel Alliance, Belcrest Capital and Belcrest Realty. The technical default of certain mortgage agreements does not affect Belcrest Capital's liquidity.










6    Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belcrest Capital invests in real estate assets through its subsidiary Belcrest Realty. Belcrest Realty invests directly in Partnership Preference Units and debt and equity investments in private real estate companies, and indirectly in investments in real property through controlled subsidiaries, Bel Santa Ana, Bel Alliance and Casco. In the first half of 2002, Belcrest Realty's controlled subsidiaries also included Bel
Apartment (for the period from January 1, 2002 to March 19, 2002) and Bel Communities Property Trust for the entire period.

Belcrest Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized gain (loss). The accounting policies of the reportable segments are the same as those for Belcrest Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

For the Three Months Ended           Tax Managed        Real
June 30, 2003                     Growth Portfolio*    Estate        Total
--------------------------------------------------------------------------------
Revenue                             $   5,509,193   $ 41,665,584  $  47,174,777
Interest expense on mortgages                   -    (10,460,223)   (10,460,223)
Interest expense on Credit Facility             -     (3,290,885)    (3,290,885)
Interest expense on swap contracts              -    (12,211,185)   (12,211,185)
Operating expenses                       (344,123)   (16,753,045)   (17,097,168)
Minority interest in net income of
 controlled subsidiaries                        -       (593,558)      (593,558)
--------------------------------------------------------------------------------
Net investment income (loss)        $   5,165,070   $ (1,643,312) $   3,521,758
Net realized gain                       5,373,336              -      5,373,336
Change in unrealized gain (loss)      296,363,723     13,218,295    309,582,018
--------------------------------------------------------------------------------
Net increase in net assets from
 operations of reportable segments  $ 306,902,129   $  1,574,983  $ 318,477,112
--------------------------------------------------------------------------------


For the Three Months Ended           Tax Managed        Real
June 30, 2002                     Growth Portfolio*    Estate         Total
--------------------------------------------------------------------------------
Revenue                             $   5,241,011   $ 47,234,595  $  52,475,606
Interest expense on mortgages                   -    (12,808,459)   (12,808,459)
Interest expense on Credit Facility             -     (5,054,831)    (5,054,831)
Interest expense on swap contracts              -    (11,142,552)   (11,142,552)
Operating expenses                       (501,364)   (18,553,615)   (19,054,979)
Minority interest in net income of
 controlled subsidiaries                        -       (971,692)      (971,692)
--------------------------------------------------------------------------------
Net investment income (loss)        $   4,739,647   $ (1,296,824) $   3,442,823
Net realized loss                    (128,764,690)             -   (128,764,690)
Change in unrealized gain (loss)     (267,781,085)   (12,162,219)  (279,943,304)
--------------------------------------------------------------------------------
Net decrease in net assets from
 operations of reportable segments  $(391,806,128)  $(13,459,043) $(405,265,171)
--------------------------------------------------------------------------------

For the Six Months Ended             Tax Managed        Real
June 30, 2003                     Growth Portfolio*    Estate         Total
--------------------------------------------------------------------------------
Revenue                             $  10,855,365   $ 83,795,387  $  94,650,752
Interest expense on mortgages                   -    (20,808,729)   (20,808,729)
Interest expense on Credit Facility             -     (6,840,471)    (6,840,471)
Interest expense on swap contracts              -    (24,501,680)   (24,501,680)
Operating expenses                       (693,912)   (32,548,882)   (33,242,794)
Minority interest in net income of
 controlled subsidiaries                        -     (1,550,963)    (1,550,963)
--------------------------------------------------------------------------------
Net investment income (loss)        $  10,161,453   $ (2,455,338) $   7,706,115
Net realized gain (loss)               (5,079,542)       624,980     (4,454,562)
Change in unrealized gain (loss)      188,870,533     30,337,674    219,208,207
--------------------------------------------------------------------------------
Net increase in net assets from
 operations of reportable segments  $ 193,952,444   $ 28,507,316  $ 222,459,760
--------------------------------------------------------------------------------

For the Six Months Ended             Tax Managed        Real
June 30, 2002                     Growth Portfolio*    Estate         Total
--------------------------------------------------------------------------------
Revenue                             $  9,193,123   $  98,092,922  $ 107,286,045
Interest expense on mortgages                  -     (27,076,060)   (27,076,060)
Interest expense on Credit Facility            -     (10,228,676)   (10,228,676)
Interest expense on swap contracts             -     (21,970,127)   (21,970,127)
Operating expenses                    (1,025,936)    (37,989,072)   (39,015,008)
Minority interest in net income of
 controlled subsidiaries                       -      (2,457,349)    (2,457,349)
--------------------------------------------------------------------------------
Net investment income (loss)       $   8,167,187   $  (1,628,362) $   6,538,825
Net realized loss                   (148,880,691)     (1,157,768)  (150,038,459)
Change in unrealized gain (loss)    (227,572,171)    (29,122,859)  (256,695,030)
--------------------------------------------------------------------------------
Net decrease in net assets from
 operations of reportable segments $(368,285,675)  $ (31,908,989) $(400,194,664)
--------------------------------------------------------------------------------

                                     Tax-Managed        Real
At June 30, 2003                  Growth Portfolio*    Estate         Total
--------------------------------------------------------------------------------
Segment assets                     $2,584,612,221  $1,238,456,810 $3,823,069,031
Segment liabilities                       300,932   1,357,060,092  1,357,361,024
--------------------------------------------------------------------------------
Net assets of reportable segments  $2,584,311,289  $ (118,603,282)$2,465,708,007
--------------------------------------------------------------------------------

At December 31, 2002
--------------------------------------------------------------------------------
Segment assets                     $2,496,618,352  $1,232,168,876 $3,728,787,228
Segment liabilities                     3,952,503   1,420,074,228  1,424,026,731
--------------------------------------------------------------------------------
Net assets of reportable segments  $2,492,665,849  $ (187,905,352)$2,304,760,497
--------------------------------------------------------------------------------
* Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                            Three Months      Three Months       Six Months        Six Months
                                                Ended             Ended             Ended             Ended
                                            June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002
                                            -------------     -------------     -------------     --------------
Revenue:
 Revenue from reportable segments           $  47,174,777     $  52,475,606     $  94,650,752     $ 107,286,045
 Unallocated revenue                               27,930            25,456           105,474            35,319
                                            --------------    --------------    --------------    --------------
Total revenue                               $  47,202,707     $  52,501,062     $  94,756,226     $ 107,321,364
                                            --------------    --------------    --------------    --------------
Net increase (decrease) in net assets
 from operations:
Net increase (decrease) in net assets
 from operations of reportable segments
                                            $ 318,477,112     $(405,265,171)    $ 222,459,760     $(400,194,664)
 Unallocated revenue                               27,930            25,456           105,474            35,319
 Unallocated expenses **                       (1,027,315)       (1,178,314)       (1,942,291)       (2,608,869)
                                            --------------    --------------    --------------    --------------
Total net increase (decrease) in net
 assets from operations                     $ 317,477,727     $(406,418,029)    $ 220,622,943     $(402,768,214)
                                            --------------    --------------    ------ -------    --------------

** Unallocated expenses include costs of Belcrest Capital to operate the Fund such as servicing and distribution fees, as well as other miscellaneous administrative costs of Belcrest Capital.

                                              June 30,2003     December 31, 2002
                                              ------------     -----------------
Net assets:
 Net assets of reportable segments           $ 2,465,708,007    $ 2,304,760,497
 Unallocated cash                                  6,230,100          7,861,074
 Short-term investments                            1,548,059          2,564,911
 Loan payable-Credit Facility                    (14,843,000)       (15,587,000)
 Other liabilities                                  (172,947)          (107,950)
                                             ----------------   ----------------
Total net assets                             $ 2,458,470,219    $ 2,299,491,532
                                             ----------------   ----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

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


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND.(1) The Fund's total return was 14.75% for the quarter ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $79.01 to $90.66 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 15.39% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 1.21% during the period. Last year, the Fund had a total return performance of -12.87% for the quarter ended June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $107.12 to $93.33 during the period. For comparison, the S&P 500 had a total return of -13.39% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.23% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended June 30, 2003 was 13.54% compared to the 15.39% return achieved by the S&P 500 over the same period. The S&P 500 enjoyed a strong rally in the quarter, posting its best quarterly return since the fourth quarter of 1998. Encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the period. In general, small capitalization stocks outperformed large capitalization holdings during the quarter and value investing outperformed growth, a continuing theme from the same period last year. The total return of the Portfolio for the quarter ended June 30, 2002 was -11.64%.

The performance of the Portfolio trailed the performance of the S&P 500 during the quarter ended June 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its de-emphasis of stocks considered by the Portfolio's investment adviser, Boston Management and Research (Boston Management), to be of lower quality. Higher volatility, lower quality stocks exhibited strong momentum across most industry groups during the period.

The Portfolio's sector allocation during the quarter remained very similar to its positioning relative to the S&P 500 during the year ended December 31, 2002, with no major sector or industry shifts. The Portfolio's exposure to pharmaceuticals in the health care sector and media investments in the consumer discretionary sector was particularly beneficial to the Portfolio's performance during the quarter.

Boston Management remained cautious in the technology and telecommunications sectors during the quarter, maintaining an underweight allocation comparable to the same period a year ago. The Portfolio continued its de-emphasis of stocks in the semiconductor equipment, peripherals, and wireless telecommunication industries. This posture has added to performance over longer time periods and during the same period a year ago, but hindered the Portfolio's performance during the second quarter of 2003.

The Portfolio's overweight of the industrials sector in the areas of airfreight logistics and aerospace and defense, another continuing theme from last year, detracted from quarterly results, but has positively contributed to the

----------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an index.

Portfolio's longer-term returns. The Portfolio's continued de-emphasis of the utilities and materials sectors and the quality of its stock selection in those sectors was beneficial to performance during the quarter.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate operations are conducted primarily through Real Estate Joint Ventures and Net Leased Properties that are majority-owned or wholly-owned by Belcrest Realty Corporation (Belcrest Realty), a controlled subsidiary of the Fund. During the quarter ended June 30, 2003, the Fund's real estate operations continued to be impacted by weaker multifamily market fundamentals, as well as the uncertain outlook for the U.S. economy. The Fund's sale of its interest in Bel Communities Property Trust (Bel Communities) in October 2002 reduced the scope of the Fund's real estate activities for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Rental income from real estate operations decreased to $27.8 million for the quarter ended June 30, 2003 from $34.1 million for the quarter ended June 30, 2002, a decrease of $6.3 million or 18%. While this decrease in rental income principally resulted from the sale of the Fund's interest in Bel Communities in October 2002, rental income was also affected by increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by the Fund's remaining Real Estate Joint Ventures, a trend that continued from 2002.

Property operating expenses decreased to $14.8 million for the quarter ended June 30, 2003 from $16.5 million for the quarter ended June 30, 2002, a decrease of $1.7 million or 10% (property operating expenses are before debt service and certain operating expenses of Belcrest Realty of approximately $1.9 million for the quarter ended June 30, 2003 and approximately $2.0 million for the quarter ended June 30, 2002). This decrease in operating expenses was principally due to fewer Real Estate Joint Ventures held as a result of the sale of the Fund's interest in Bel Communities. The decrease was partially offset by modest increases in property and maintenance, taxes and insurance expenses of the Fund's remaining Real Estate Joint Ventures and Net Leased Properties. Given the continued uncertain outlook for the U.S. economy as a whole, Boston Management, Belcrest Realty's manager, expects that real estate operating results for the Fund's remaining Real Estate Joint Ventures in 2003 will continue to be modestly below the levels of 2002.

Because the number of Real Estate Joint Ventures held by Belcrest Realty was reduced during 2002, the total estimated fair value of the real properties held through Belcrest Realty was lower at the end of the second quarter of 2003 compared to the second quarter of 2002. At June 30, 2003, the estimated fair value of the real properties held through Belcrest Realty was $624.9 million compared to $821.7 million at June 30, 2002, a decrease of $196.8 million or 24%. The decrease was also due, in part, to modest decreases in property values resulting from declines in near-term earnings expectations and the economic downturn. The Fund saw unrealized depreciation of the estimated fair value in its other real estate investments (which includes the Fund's Real Estate Joint Ventures and Net Leased Properties) of approximately $0.3 million during the quarter ended June 30, 2003 compared to approximately $12.8 million for the quarter ended June 30, 2002. Despite weaker market conditions, declines in asset values for multifamily properties have generally been modest as decreases in capitalization rates have continued to significantly offset declining income level expectations.

For the quarter ended June 30, 2003, the Fund's investments in Partnership Preference Units continued to benefit from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. At June 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $578.1 million compared to $550.8 million at June 30, 2002, an increase of $27.3 million or 5%. The Fund saw unrealized appreciation of the estimated fair value in its Partnership Preference Units of approximately $3.2 million during the quarter ended June 30, 2003 compared to approximately $17.1 million for the quarter ended June 30, 2002. Dividends received from Partnership Preference Units for the quarter ended June 30, 2003 totaled $13.8 million compared to $13.1 million for the quarter ended June 30, 2002, an increase of $0.7 million or 5%.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2003, interest rate swap agreement values appreciated by $10.3 million, due to the exercise of early termination options on a number of swap agreements and the remaining agreements approaching their initial optional termination dates. The appreciation was offset by a slight decline in swap rates. For the quarter ended June 30, 2002, the value of interest rate swap agreements decreased by $16.5 million due to a decline in swap rates. Approximately 47% of the notional amount of the Fund's existing swap agreements will reach their initial optional termination dates over the next four quarters and the remaining agreements reach their initial optional termination dates on or before September 28, 2004.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund's total return was 9.86% for the six months ended June 30, 2003. This return reflects an increase in the Fund's net asset value per share from $82.94 to $90.66 and a distribution of $0.43 per share during the period. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.67% during the period. Last year, the Fund had a total return performance of -12.76% for the six months ended June 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $106.98 to $93.33. For comparison, the S&P 500 had a total return of -13.15% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.82% for the six months ended June 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the six months ended June 30, 2003 was 8.19% compared to the 11.75% return achieved by the S&P 500 over the same period. Market performance during the first six months of 2003 remained volatile, but markets proved resilient, achieving impressive returns and positively concluding the first half of the year. War angst, questionable economic recovery, and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. During the second quarter of 2003, an easing of geopolitical concerns, positive consumer data, a strong housing market, and a low interest rate environment provided significant support and a boost to the equity markets. The Portfolio's total return for the quarter ended June 30, 2002 was -10.94%.

The Portfolio's performance trailed the S&P 500 in the first six months of 2003, mostly due to its lower exposure to higher volatility, lower quality stocks, which were the strongest price performers during the first six months of 2003. Despite this short-term performance, the Portfolio is committed to its investment strategy of seeking quality stocks that are reasonably priced in relation to their fundamental value.

Boston Management continued to de-emphasize health care investments during the period, a directional move initiated last year that has been positive for the Portfolio's relative returns. Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace and defense areas, which has helped the Portfolio's longer-term record, but detracted from first half results. The Portfolio also maintained an overweight stance in the consumer discretionary and consumer staples sectors during the period, as it did in the first half of 2002.

Lack of earning visibility during the period reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized last year as well. The Portfolio's underweight of diversified telecommunication service and software holdings relative to the S&P 500 was particularly beneficial to relative performance in the first half of 2003. Boston Management also continued to underweight the Portfolio's exposure to the materials and utilities sectors, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. Rental income for the six months ended June 30, 2003 declined to $56.1 million from $71.8 million for the six months ended June 30, 2002, a decrease of $15.7 million or 22%. Property operating expenses decreased to $28.7 million for the six months ended June 30, 2003 from $33.6 million for the six months ended June 30, 2002, a decrease of $4.9 million or 15% (property operating expenses are before debt service and certain operating expenses of Belcrest Realty of approximately $3.8 million for the six months ended June 30, 2003 and approximately $4.4 million for the six months ended June 30, 2002). While these decreases were principally due to the sale of the Fund's interest in Bel Communities in October 2002 and its interest in Bel Apartment Properties Trust in March 2002, weaker multifamily market fundamentals in most regions combined with lower occupancy levels and increased rent concessions also impacted results during the period, as did modest increases in operating expenses.

Because the number of Real Estate Joint Ventures held by Belcrest Realty was reduced during 2002, the estimated fair value of the real properties held through Belcrest Realty was lower at June 30, 2003 compared to June 30, 2002. At

June 30, 2003, the estimated fair value of the real properties held through Belcrest Realty was $624.9 million compared to $821.7 million at June 30, 2002, a decrease of $196.8 million or 24%. The decrease was also due, in part, to modest decreases in property values resulting from declines in near-term earnings expectations and the economic downturn. The Fund saw unrealized depreciation of the estimated fair value in its other real estate investments of approximately $24.9 million during the six months ended June 30, 2003, compared to approximately $39.0 million for the six months ended June 30, 2002. Declines in asset values for multifamily properties during the period have generally been modest as decreases in capitalization rates have largely offset declining income level expectations.

For the six months ended June 30, 2003, the Fund's investments in Partnership Preference Units continued to benefit from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities. At June 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $578.1 million compared to $550.8 million at June 30, 2002, an increase of $27.3 million or 5%. The Fund saw unrealized appreciation of the estimated fair value in its Partnership Preference Units of approximately $36.0 million during the six months ended June 30, 2003, compared to approximately $15.1 million for the six months ended June 30, 2002. Dividends received from Partnership Preference Units for the six months ended June 30, 2003 totaled $27.6 million compared to $26.2 million for the six months ended June 30, 2002, an increase of $1.4 million or 5%. During the six month periods ended June 30, 2003 and June 30, 2002, the fund sold or exchanged certain of its Partnership Preference Units and recognized gains of $0.6 million and $0.4 million, respectively, on the transactions.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2003, interest rate swap agreement values appreciated by approximately $19.2 million compared to depreciation of approximately $5.2 million for the six months ended June 30, 2002. The appreciation during the first half of 2003 is primarily due to the exercise of early termination options on a number of swap agreements and many of the remaining swap agreements approaching their initial optional termination dates. Swap rates declined during the period, offsetting some of the appreciation from approaching early termination dates. The depreciation for the six months ended June 30, 2002 was caused by declines in swap rates during the period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Effective July 15, 2003, the Fund refinanced its Credit Facility with Merrill Lynch International Bank by entering into new credit arrangements with DrKW
Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the New Credit Facility), which together total $860 million. The New Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Santa Ana LLC, Bel Alliance Properties, LLC and Casco Property Trust, LLC, and has a seven-year maturity. The New Credit Facility will expire in June 2010.

The New Credit Facility is primarily used to fund the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The New Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the New Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Fund has a $722 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of July 15, 2003, outstanding borrowings under the DrKW credit arrangement totaled $722 million.

The Fund has a $138 million credit arrangement with MLMC, including up to $10 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of July 15, 2003, outstanding borrowings under the MLMC credit arrangement totaled $20.2 million. There were no amounts outstanding under letters of credit at June 30, 2003. The unused loan commitment amount totaled approximately $117.8. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

The Fund has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, the Fund makes quarterly payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread to three-month LIBOR. During the terms of the outstanding swap agreements, changes in the underlying values of the swaps are recorded as unrealized gains or losses.

As of June 30, 2003 and June 30, 2002, the unrealized depreciation related to the interest rate swap agreements was $42.5 million and $55.0 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The Fund's discussion and analysis of its financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Fund to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Fund bases these estimates, judgments and assumptions on historical experience and on other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are valued on an ongoing basis by Boston Management, in its capacity as manager of Belcrest Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements.

In estimating the value of the Fund's investments in real estate, Boston Management takes into account relevant factors, data and information, including, with respect to investments in Partnership Preference Units, information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. Real estate investments other than Partnership Preference Units are generally stated at estimated fair values, which represent the amount at which the investments could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Detailed investment valuations are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. Given that such valuations include many assumptions, including but not limited to the assumption that the investment could be sold in a transaction between willing parties, values may differ from amounts ultimately realized. Boston Management, as the Fund's investment adviser, determines the value of interest rate swaps, and, in doing so, may consider among other things, dealer and counter-party quotes and pricing models.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and Net Leased Properties. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund utilizes cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to mitigate the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with three-month LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                            Interest Rate Sensitivity
            Cost, Principal (Notional) Amount by Contractual Maturity
                      For the Twelve Months Ended June 30,

                                                                                                                       Estimated
                                      2004-2005            2006            2007-2008   Thereafter        Total        Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
-----------------------------------
Long-term debt:
-----------------------------------
Fixed-rate mortgages                                    $ 11,528,425                   $527,199,929   $538,728,354    $590,000,000
Average interest rate                                           6.90%                          7.57%          7.55%
-----------------------------------
Variable-rate Credit Facility                           $742,150,000                                  $742,150,000    $742,150,000
Average interest rate                                           1.57%                                         1.57%
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
-----------------------------------
Pay fixed/
Receive variable interest rate
swap contracts                                          $858,800,000                                  $858,800,000    $(42,469,385)
Average pay rate                                                7.10%                                         7.10%
Average receive rate                                            1.57%                                         1.57%
-----------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
-----------------------------------
Fixed-rate Partnership Preference
Units:
-----------------------------------


Bradley Operating Limited
Partnership, 8.875% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable 2/23/04,
Current Yield: 8.82%                                                                   $ 23,799,036    $ 23,799,036   $ 24,571,457

Camden Operating, L.P., 8.50% Series
B Cumulative Redeemable Perpetual
Preferred Units, Callable 2/23/04,
Current Yield: 8.34%                                                                   $  4,076,090   $  4,076,090    $  4,333,300

Colonial Realty Limited Partnership,
8.875% Series B Cumulative
Redeemable Perpetual Preferred
Units, Callable 2/23/04, Current
Yield: 8.71%                                                                           $ 50,744,840   $ 50,744,840    $ 52,468,200

Essex Portfolio, L.P., 9.125% Series
C Cumulative Redeemable Preferred
Unites, Callable 11/24/03, Current
Yield: 8.92%                                                                           $ 21,000,000   $ 21,000,000    $ 21,478,926

Liberty Property L.P., 9.25% Series
B Cumulative Redeemable Preferred
Units, Callable 7/28/04, Current
Yield: 8.91%                                                                           $ 64,025,574   $ 64,025,574    $ 66,587,400

MHC Operating Limited Partnership,
9% Series D Cumulative Redeemable
Perpetual Preference Units, Callable
9/29/04, Current Yield: 8.95%                                                          $ 75,000,000   $ 75,000,000    $ 75,390,000

National Golf Operating Partnership,
L.P., 9.30% Series A Cumulative
Redeemable Preferred Units, Callable
3/4/03, Current Yield: 9.89%                                                          $ 27,877,518   $ 27,877,518    $ 29,672,712

National Golf Operating Partnership,
L.P., 9.30% Series B Cumulative
Redeemable Preferred Units, Callable
7/28/04, Current Yield: 9.89%                                                         $ 29,833,200   $ 29,833,200    $ 28,200,000

PSA Institutional Partners, L.P.,
9.50% Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
3/17/05, Current Yield: 8.99%                                                         $ 55,375,000   $ 55,375,000    $ 58,520,300



Price Development Company, L.P.,
8.95% Series B Cumulative Redeemable
Preferred Partnership Units,
Callable 7/28/04, Current Yield:
9.27%                                                                                 $ 64,089,925   $ 64,089,925    $ 62,160,500

Regency Centers, L.P., 9.125% Series
D Cumulative Redeemable Preferred
Units, Callable 9/29/04, Current
Yield: 8.79%                                                                          $ 35,000,000   $ 35,000,000    $ 36,323,000

Summit Properties Partnership, L.P.,
8.95% Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
4/29/04, Current Yield: 8.85%                                                         $ 55,108,570   $ 55,108,570    $ 55,973,050

Urban Shopping Centers, L.P., 9.45%
Series D Cumulative Redeemable
Perpetual Preferred Units, Callable                                                   $ 60,000,000   $ 60,000,000    $ 62,367,120
10/01/04, Current Yield: 9.09%
--------------------------------------
Note Receivable:
--------------------------------------
Fixed-rate note receivable, 8%
                                                                                      $  3,457,795   $  3,457,795    $  3,457,795

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------

Eaton Vance Management (Eaton Vance), as the Fund's manager, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

As the Fund's manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund's organizational structure does not provide for a board of directors or a board audit committee. As such, the Fund's Chief Executive Officer and Chief Financial Officer intend to report to Eaton Vance any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund's ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
----------------------------

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended June 30, 2003.

ITEM 5.  OTHER INFORMATION.
---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 14, 2003.


                                   BELCREST CAPITAL FUND LLC



                                   /s/ Michelle A. Alexander
                                   -------------------------
                                   Michelle A. Alexander
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                    Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002