Form 10-Q
period 2003-09-30
BELCREST CAPITAL FUND LLC
filed 2003-11-10
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2003
                                              ------------------

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

                                   YES  [X]      NO  [ ]

                            BELCREST CAPITAL FUND LLC
                               Index to Form 10-Q
                                                                            Page
PART I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements                           3

        Condensed Consolidated Statements of Assets and Liabilities
        as of September 30, 2003 (Unaudited) and December 31, 2002            3

        Condensed Consolidated Statements of Operations (Unaudited)
        for the Three Months Ended September 30, 2003 and 2002 and
        for the Nine Months Ended September 30, 2003 and 2002                 4

        Condensed Consolidated Statements of Changes in Net Assets
        (Unaudited) for the Nine Months Ended September 30, 2003 and
        2002                                                                  6

        Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the Nine Months Ended September 30, 2003 and 2002                 7

        Financial Highlights (Unaudited) for the Nine Months Ended
        September 30, 2003                                                    9

        Notes to Condensed Consolidated Financial Statements
        as of September 30, 2003 (Unaudited)                                 10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            17

Item 3. Quantitative and Qualitative Disclosures About Market Risk           22

Item 4. Controls and Procedures                                              24

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    24

Item 2. Changes in Securities and Use of Proceeds                            24

Item 3. Defaults Upon Senior Securities                                      24

Item 4. Submission of Matters to a Vote of Security Holders                  24

Item 5. Other Information                                                    25

Item 6. Exhibits and Reports on Form 8-K                                     25

SIGNATURES                                                                   26

EXHIBIT INDEX                                                                27

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
-------------------------------------------------------------------------------

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                September 30,
                                                     2003         December 31,
                                                 (Unaudited)         2002
                                                --------------    -------------
Assets:
 Investment in Belvedere Capital Fund Company
  LLC (Belvedere Capital)                       $2,576,595,863    $2,423,063,983
 Investment in Partnership Preference Units        519,524,909       547,878,187
 Investment in other real estate                   623,136,257       651,756,818
 Short-term investments                             62,795,058         2,564,911
                                                --------------    --------------
Total investments                               $3,782,052,087    $3,625,263,899
 Cash                                                7,401,421        12,216,034
 Receivable for investments sold                             -        73,554,369
 Escrow deposits - restricted                       14,598,481        13,475,591
 Dividends and interest receivable                   1,367,567         7,835,775
 Other assets                                        5,511,083         6,867,545
                                                --------------    --------------
Total assets                                    $3,810,930,639    $3,739,213,213
                                                --------------    --------------

Liabilities:
 Loan payable on Credit Facility                $  745,650,000   $   779,350,000
 Mortgages payable                                 537,619,358       541,017,537
 Payable for Fund Shares redeemed                    3,529,657         3,952,191
 Special Distributions payable                             932                 -
 Open interest rate swap agreements, at value       31,204,459        61,716,527
 Security deposits                                   2,152,726         2,231,784
 Swap interest payable                               4,823,321         5,089,784
 Accrued expenses:
  Interest expense                                   3,600,489         4,815,222
  Property taxes                                     7,995,955         9,169,540
  Other expenses and liabilities                     8,994,884         6,282,930
 Minority interests in controlled subsidiaries      19,229,886        26,096,166
                                                --------------    --------------
Total liabilities                               $1,364,801,667    $1,439,721,681
                                                --------------    --------------

Net assets                                      $2,446,128,972    $2,299,491,532

                                                --------------    --------------
Shareholders' Capital                           $2,446,128,972    $2,299,491,532
                                                --------------    --------------

Shares outstanding                                  26,339,106        27,724,437
                                                --------------    --------------

Net asset value and redemption price per Share  $        92.87    $        82.94
                                                --------------    --------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                      Three Months     Three Months      Nine Months      Nine Months
                                                         Ended            Ended             Ended           Ended
                                                      September 30,   September 30,     September 30,    September 30,
                                                         2003             2002              2003            2002
                                                      -------------   -------------     -------------    ---------------
Investment Income:
 Dividends allocated from Belvedere Capital
  (net of foreign taxes of $78,362, $78,530,
  $348,826 and $300,567, respectively)                $  9,332,679    $  8,746,923      $ 27,087,005     $ 27,223,566
 Interest allocated from Belvedere Capital                  77,353         200,459           522,478          720,348
 Expenses allocated from Belvedere Capital              (3,992,143)     (4,046,391)      (11,336,229)     (13,849,800)
                                                      -------------   -------------     -------------    -------------
 Net investment income allocated from
  Belvedere Capital                                   $  5,417,889    $  4,900,991      $ 16,273,254     $ 14,094,114
 Dividends from Partnership Preference Units            11,826,889      13,092,134        39,409,885       39,294,777
 Rental income                                          27,339,096      33,903,937        83,424,249      105,717,460
 Interest                                                  112,858          23,215           345,570          135,290
                                                      ------------    ------------      ------------     ------------
Total investment income                               $ 44,696,732    $ 51,920,277      $139,452,958     $159,241,641
                                                      ------------    ------------      ------------     ------------

Expenses:
 Investment advisory and administrative fees          $  2,606,188    $  2,765,589      $  7,682,224     $  9,082,455
 Property management fees                                1,043,782       1,304,217         3,173,898        4,097,178
 Distribution and servicing fees                           882,495         829,002         2,513,164        3,016,826
 Interest expense on mortgages                          10,442,120      12,863,705        31,250,849       39,939,765
 Interest expense on Credit Facility                     3,066,680       4,996,571        10,046,752       15,433,995
 Interest expense on swap agreements                    11,408,892      11,680,481        35,910,572       33,650,608
 Property and maintenance expenses                       9,965,594      11,188,827        28,759,000       32,718,127
 Property taxes and insurance                            3,527,929       4,531,834        11,348,421       13,794,187
 Miscellaneous                                             675,984         330,422         1,408,765        1,190,409
                                                      ------------    ------------      ------------    -------------
Total expenses                                        $ 43,619,664    $ 50,490,648      $132,093,645    $ 152,923,550

Deduct-
 Reduction of investment advisory
  and administrative fees                                  626,999         610,857         1,765,015        2,145,019
                                                      ------------    ------------      ------------    -------------
Net expenses                                          $ 42,992,665    $ 49,879,791      $130,328,630    $ 150,778,531
                                                      ------------    ------------      ------------    -------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                              $  1,704,067    $  2,040,486      $  9,124,328    $   8,463,110
Minority interests in net income
 of controlled subsidiaries                               (360,764)       (535,236)       (1,911,727)      (2,992,585)
                                                      -------------   -------------     -------------   --------------
Net investment income                                 $  1,343,303    $  1,505,250      $  7,212,601    $   5,470,525
                                                      -------------   -------------     -------------   --------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                      Three Months     Three Months      Nine Months      Nine Months
                                                         Ended            Ended             Ended           Ended
                                                      September 30,   September 30,     September 30,    September 30,
                                                         2003             2002              2003            2002
                                                      -------------   -------------     -------------    ---------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere
   Capital  (identified cost basis)                   $  1,835,118    $ (54,420,240)     $ (3,244,424)   $(203,300,931)
 Investment transactions in Partnership
  Preference Units (identified cost)                     1,810,778                -         2,435,758          374,360
 Investment transactions in other real
  estate                                                         -                -                 -       (1,532,128)
                                                      -------------   --------------     -------------   --------------
Net realized gain (loss)                              $  3,645,896    $ (54,420,240)     $   (808,666)   $(204,458,699)
                                                      -------------   --------------     -------------   --------------

Change in unrealized appreciation
 (depreciation) -
  Investment in Belvedere Capital
   (identified cost basis)                            $ 53,492,307    $(388,020,095)     $242,362,840    $(615,592,266)
  Investments in Partnership Preference
   Units (identified cost basis)                        (3,412,486)      18,049,461        32,570,355       33,098,871
  Investments in other real estate
   (net of minority interests in
   unrealized gain (loss) of controlled
   subsidiaries of  $(4,536,698),
   $(5,548,478), $(8,778,003)
   and $(41,445,190), respectively)                     (6,116,615)      (1,769,838)      (31,008,924)     (40,756,598)
  Interest rate swap agreements                         11,264,926      (12,548,231)       30,512,068      (17,733,740)
                                                     --------------   --------------     -------------   --------------
Net change in unrealized appreciation
 (depreciation)                                      $  55,228,132    $(384,288,703)     $274,436,339    $(640,983,733)
                                                     -------------    --------------     ------------    --------------
Net realized and unrealized gain (loss)              $  58,874,028    $(438,708,943)     $273,627,673    $(845,442,432)
                                                     --------------   --------------     ------------    --------------

Net increase (decrease) in net assets
 from operations                                     $  60,217,331    $(437,203,693)     $280,840,274    $(839,971,907)
                                                     ==============   ==============     =============   ==============

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

                                                                 Nine Months             Nine Months
                                                                    Ended                   Ended
                                                              September 30, 2003      September 30, 2002
                                                              ------------------      ------------------
Increase (Decrease) in Net Assets:
 Net investment income                                         $    7,212,601        $      5,470,525
 Net realized loss from investment transactions                      (808,666)           (204,458,699)
 Net change in unrealized appreciation (depreciation)
  of investments                                                  274,436,339            (640,983,733)
                                                               ---------------        ----------------
Net increase (decrease) in net assets from operations          $  280,840,274        $   (839,971,907)
                                                               ---------------        ----------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to Shareholders in
  payment of distributions declared                            $    4,796,611        $              -
 Net asset value of Fund Shares redeemed                         (127,104,831)           (185,416,710)
                                                               ---------------       -----------------
Net decrease in net assets from Fund Share transactions        $ (122,308,220)       $   (185,416,710)
                                                               ---------------       -----------------

Distributions -
 Distributions to Shareholders                                 $  (11,893,682)       $              -
 Special Distributions to Shareholders                                   (932)                      -
                                                               ---------------       -----------------
Total distributions                                            $  (11,894,614)       $              -
                                                               ---------------       -----------------

Net increase (decrease) in net assets                          $   146,637,440       $ (1,025,388,617)

Net assets:
 At beginning of period                                        $ 2,299,491,532       $  3,253,990,369
                                                               ----------------      -----------------
 At end of period                                              $ 2,446,128,972       $  2,228,601,752
                                                               ================      =================

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                       Nine Months            Nine Months
                                                                                          Ended                  Ended
                                                                                      September 30,          September 30,
                                                                                           2003                  2002
                                                                                      -------------          -------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                 $ 280,840,274          $(839,971,907)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows from operating activities -
  Net investment income allocated from Belvedere Capital                                (16,273,254)           (14,094,114)
  Increase in escrow deposits                                                            (1,122,890)              (528,515)
  Decrease in receivable for investments sold                                            73,554,369                      -
  Increase in interest receivable from other real estate investments                       (173,113)                     -
  Decrease in other assets                                                                1,356,462              2,390,405
  Decrease (increase) in dividends and interest receivable                                6,468,208             (3,780,668)
  (Decrease) increase in interest payable for open swap agreements                         (266,463)               368,796
  Increase (decrease) in security deposits, accrued interest and accrued
   other expenses and liabilities                                                         1,418,163               (239,401)
  Decrease in accrued property taxes                                                     (1,173,585)              (851,580)
  Proceeds from sales of Partnership Preference Units                                    56,919,348             35,374,360
  Proceeds from sale of investment in other real estate                                           -             31,588,186
  Improvements to rental property                                                        (4,553,214)            (5,788,406)
  Decrease in cash due to sale of majority interest in
   controlled subsidiary                                                                          -             (1,195,835)
  Net (increase) decrease in investment in Belvedere Capital                            (23,700,000)            19,977,702
  (Increase) decrease in short-term investments                                         (60,230,147)             4,417,717
  Minority interests in net income of controlled subsidiaries                             1,911,727              2,992,585
  Net realized loss from investment transactions                                            808,666            204,458,699
  Net change in unrealized (appreciation) depreciation of
   investments                                                                         (274,436,339)           640,983,733
                                                                                     ---------------       -----------------
Net cash flows from operating activities                                             $   41,348,212        $    76,101,757
                                                                                     ---------------       -----------------

Cash Flows From (For) Financing Activities -
 Repayment of Credit Facility                                                        $ (33,700,000)        $   (67,000,000)
 Payments on mortgages                                                                  (3,398,179)             (3,146,138)
 Payments for Fund Shares redeemed                                                      (1,967,575)             (3,520,473)
 Distributions paid to Shareholders                                                     (7,097,071)                      -
 Distributions paid to minority shareholders                                                     -              (1,946,213)
                                                                                     --------------        ----------------
Net cash flows for financing activities                                              $ (46,162,825)        $   (75,612,824)
                                                                                     --------------        ----------------

Net (decrease) increase in cash                                                      $   (4,814,613)       $       488,933

Cash at beginning of period                                                          $   12,216,034        $    12,170,155
                                                                                     ---------------       ---------------
Cash at end of period                                                                $    7,401,421        $    12,659,088
                                                                                     ===============       ===============

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                       Nine Months            Nine Months
                                                                                          Ended                  Ended
                                                                                      September 30,          September 30,
                                                                                           2003                  2002
                                                                                      -------------          -------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                                              $   10,951,833       $   15,920,432
  Interest paid on mortgages                                                           $   30,845,363       $   39,435,437
  Interest paid on swap agreements                                                     $   36,177,035       $   33,281,812
  Market value of securities distributed in payment of
   redemptions                                                                         $  125,559,790       $  172,660,387
  Market value of real property and other assets, net
   of current liabilities, disposed of in conjunction with
   sale of other real estate                                                           $            -       $  148,197,322
  Mortgage disposed of in conjunction with sale of
   other real estate                                                                   $            -       $  107,369,483
  Partnership Preference Units exchanged for a real estate
   equity investment and an investment in note receivable                              $   (6,440,043)      $            -
  Market value of real estate equity investment                                        $    3,087,607       $            -
  Investment in note receivable                                                        $    3,352,436       $            -

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of September 30, 2003
Condensed Consolidated Financial Statements (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
Net asset value - Beginning of period                               $ 82.940
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income (6)                                           $  0.266
Net realized and unrealized gain                                      10.094
--------------------------------------------------------------------------------
TOTAL INCOME FROM OPERATIONS                                        $ 10.360
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                       $ (0.430)
Special Distributions to Shareholders (9)                             (0.000)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                 $ (0.430)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                     $ 92.870
--------------------------------------------------------------------------------

TOTAL RETURN (1)                                                       12.54%
--------------------------------------------------------------------------------

                                                                             AS A PERCENTAGE          AS A PERCENTAGE
                                                                             OF AVERAGE NET          OF AVERAGE GROSS
RATIOS                                                                          ASSETS(5)                ASSETS (2)(5)
--------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
 Interest and other borrowing costs  (7)                                        1.38%  (8)                0.92%  (8)
 Operating expenses  (7)                                                        1.89%  (8)                1.26%  (8)
Belcrest Capital Fund LLC Expenses
 Interest and other borrowing costs  (4)                                        2.60%  (8)                1.75%  (8)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating expenses (3)(4)                       1.17%  (8)                0.78%  (8)
                                                                         -------------------------------------------------------
Total expenses                                                                  7.04%  (8)                4.71%  (8)

Net investment income                                                           0.41%  (8)                0.27%  (8)
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                $ 2,446,129
Portfolio Turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                14%
--------------------------------------------------------------------------------------------------------------------------------

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

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of September 30, 2003
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2    Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2003 and September 30, 2002:

                                           Nine Months Ended  Nine Months Ended
Investment Transaction                    September 30, 2003  September 30, 2002
--------------------------------------------------------------------------------
Increases in investment in Belvedere Capital  $ 23,700,000     $106,910,691
Decreases in investment in Belvedere Capital  $125,559,790     $299,548,777
Sales of Partnership Preference Units         $ 56,919,348     $ 35,374,360
Sales of other real estate (1)                $          -     $ 31,588,186
--------------------------------------------------------------------------------

(1) During the nine months ended September 30, 2002, Belcrest Realty Corporation (Belcrest Realty) sold its majority interest in Bel Apartment Properties Trust (Bel Apartment) to another fund sponsored by Eaton Vance Management, for which a loss of $1,532,128 was recognized.

During the nine months ended September 30, 2003, the Fund exchanged Partnership Preference Units in the amount of $6,440,043 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $3,087,607 and $3,352,436, respectively. The secured note receivable (valued at $3,352,436 as of September 30, 2003) earns interest of 8% per annum and matures in February 2013 or on demand.

3    Indirect Investment in Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Capital), for the nine months ended September 30, 2003 and September 30, 2002, including allocations of income and expenses for the respective periods then ended:

                                                                                Nine Months            Nine Months
                                                                                   Ended                 Ended
                                                                             September 30, 2003     September 30, 2002
-----------------------------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio (1)                               $9,775,572,306        $ 8,043,904,602
The Fund's investment in Belvedere Capital (2)                                  $2,576,595,863        $ 2,420,307,851
Income allocated to Belvedere Capital from the Portfolio                        $  102,346,416        $    88,799,143
Income allocated to the Fund from Belvedere Capital                             $   27,609,483        $    27,943,914
Expenses allocated to Belvedere Capital from the Portfolio                      $   31,352,609        $    32,657,939
Expenses allocated to the Fund from Belvedere Capital                           $   11,336,229        $    13,849,800
Realized loss allocated to Belvedere Capital from the Portfolio                 $  (10,803,952)       $  (613,666,720)
Realized loss allocated to Fund from Belvedere Capital                          $   (3,244,424)       $  (203,300,931)
Change in unrealized appreciation (depreciation) allocated to Belvedere
Capital from the Portfolio                                                      $  898,392,188        $(2,038,582,077)
Change in unrealized appreciation (depreciation) allocated to Fund from
Belvedere Capital                                                               $  242,362,840        $  (615,592,266)
-----------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2003 and 2002, the value of Belvedere Capital's interest in the Portfolio represents 62.1% and 58.6% of the Portfolio's net assets, respectively.

(2) As of September 30, 2003 and 2002, the Fund's investment in Belvedere Capital represents 26.4% and 30.1% of Belvedere Capital's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities, at September 30, 2003, December 31, 2002 and September 30, 2002 and its operations for the nine months ended September 30, 2003, for the year ended December 31, 2002 and for the nine months ended September 30, 2002 follows:

                                              September 30,          December 31,           September 30,
                                                  2003                   2002                    2002
                                              ------------------------------------------------------------
Investments, at value                        $15,720,495,292       $ 14,544,149,182       $13,713,440,772
Other assets                                      22,166,551             70,073,039            59,906,476
----------------------------------------------------------------------------------------------------------
Total assets                                 $15,742,661,843       $ 14,614,222,221       $13,773,347,248
Total liabilities                                    241,245             42,700,633            35,785,860
----------------------------------------------------------------------------------------------------------
Net assets                                   $15,742,420,598       $ 14,571,521,588       $13,737,561,388
==========================================================================================================
Dividends and interest                       $   166,725,898       $    213,292,082       $   155,639,717
----------------------------------------------------------------------------------------------------------
Investment adviser fee                       $    49,370,631       $     71,564,552       $    55,373,624
Other expenses                                     1,730,334              2,577,489             1,956,361
----------------------------------------------------------------------------------------------------------
Total expenses                               $    51,100,965       $     74,142,041       $    57,329,985
----------------------------------------------------------------------------------------------------------
Net investment income                        $   115,624,933       $    139,150,041       $    98,309,732
Net realized losses                              (17,942,587)          (459,996,840)         (503,906,340)
Net change in unrealized
 appreciation (depreciation)                   1,449,036,078         (3,312,547,564)       (4,125,048,140)
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in
 net assets from operations                 $  1,546,718,424       $ (3,633,394,363)      $(4,530,644,748)
----------------------------------------------------------------------------------------------------------

4    Cancelable Interest Rate Swap Agreements

Belcrest Capital has entered into cancelable interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates.

The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. As of September 30, 2003 and December 31, 2002, Belcrest Capital has entered into cancelable interest rate swap agreements with Merrill Lynch Capital Services, Inc., as listed below.

  Notional                                     Initial                           Unrealized            Unrealized
   Amount                                      Optional          Final            Depreciation          Depreciation
   (000's        Fixed        Floating       Termination      Termination      at September 30,      at December 31,
  omitted)        Rate          Rate             Date             Date               2003                  2002
----------------------------------------------------------------------------------------------------------------------
  $68,750        6.225%     LIBOR + 0.45%        11/03           11/05           $    448,795          $ 2,631,954
   24,528        6.295%     LIBOR + 0.45%        05/03           11/05                   -    *            524,357
   41,368        6.310%     LIBOR + 0.45%        02/03           11/05                   -    *            552,915
    9,030        6.505%     LIBOR + 0.45%        03/03           11/05                   -    *             72,358
   21,996        6.497%     LIBOR + 0.45%        04/03           11/05                   -    *            306,283
   20,018        6.439%     LIBOR + 0.45%        11/03           11/05                139,425              806,266
  111,000        6.4068%    LIBOR + 0.45%        02/04           11/05              2,073,549            5,541,030
   80,000        6.555%     LIBOR + 0.45%        04/04           11/05              2,251,885            4,704,347
   16,468        6.7195%    LIBOR + 0.45%        02/03           11/05                   -    *             73,907
   12,671        6.6176%    LIBOR + 0.45%        11/03           11/05                 91,511              531,221
   15,105        6.5903%    LIBOR + 0.45%        02/04           11/05                292,996              786,970
   26,516        7.308%     LIBOR + 0.45%        11/03           11/05                213,657            1,277,816
   40,193        7.301%     LIBOR + 0.45%        02/04           11/05                884,672            2,427,007
   10,109        7.237%     LIBOR + 0.45%        04/04           11/05                323,803              689,195
  155,000        7.231%     LIBOR + 0.45%        07/04           11/05              7,053,495           12,202,144
   17,674        7.700%     LIBOR + 0.45%        02/04           11/05                416,326            1,148,226
    9,833        7.635%     LIBOR + 0.45%        07/04           11/05                479,879              837,224
   43,000        7.6525%    LIBOR + 0.45%        09/04           11/05              2,439,077            3,931,451
   35,024        7.644%     LIBOR + 0.45%        07/04           11/05              1,711,794            2,986,988
  212,000        7.6224%    LIBOR + 0.45%        09/04           11/05             12,318,778           19,546,084
    1,907        7.58%      LIBOR + 0.45%        04/04           11/05                 64,817              138,784
----------------------------------------------------------------------------------------------------------------------
                                                                                  $31,204,459          $61,716,527
----------------------------------------------------------------------------------------------------------------------

*    Agreement was terminated on the Initial Optional Termination Date.

On October 1, 2003, new current and forward interest rate swap agreements were entered into to fix the cost of a portion of Belcrest Capital's borrowings under the Credit Facility (as defined in Note 5 below) established on July 15, 2003. At the same time, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $31,431,345. The table below identifies the terms of the interest rate swap agreements effective on October 1, 2003.

             Notional                                  Initial
              Amount                                   Optional        Final
Effective     (000's     Fixed        Floating       Termination   Termination
  Date       omitted)    Rate           Rate             Date         Date
---------    --------    ------     -------------    -----------  --------------
  10/03      $ 78,620    5.050%     LIBOR + 0.30%        2/04         6/10
  10/03       128,116    4.865%     LIBOR + 0.30%        7/04         6/10
  10/03       170,000    4.795%     LIBOR + 0.30%        9/04         6/10
  10/03        63,526    4.690%     LIBOR + 0.30%        2/05         6/10
  10/03        55,375    4.665%     LIBOR + 0.30%        3/05         6/10
  10/03        80,965    4.145%     LIBOR + 0.30%        3/10         6/10
  10/03        47,253    4.045%     LIBOR + 0.30%         -           6/10
   6/10         3,870    6.290%     LIBOR + 0.30%         -           7/15

5    Debt

A Credit Facility - On July 15, 2003, Belcrest Capital refinanced its then existing credit facility with Merrill Lynch International Bank Limited with two new credit arrangements (collectively, the Credit Facility) totaling $860,000,000. The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of Bel Santa Ana LLC (Bel Santa Ana), Bel Alliance Properties, LLC (Bel Alliance) and Casco Property Trust, LLC (Casco).

The credit arrangement with DrKW Holdings, Inc. is for $722,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2003, outstanding borrowings under this credit arrangement totaled $722,000,000.

The credit arrangement with Merrill Lynch Mortgage Capital is for $138,000,000, and includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belcrest Capital pays all fees associated with issuing the letters of credit. As of September 30, 2003, outstanding borrowings under this credit arrangement totaled $23,650,000 and there were no letters of credit issued.

B Mortgages - Rental property held by real estate joint ventures is financed through mortgages that are secured by a rental property or properties, mortgage loan deposit accounts, including all subaccounts thereunder, and an assignment of certain leases and rents and are generally without recourse to the other assets of Belcrest Capital and Belcrest Realty.

The mortgage agreements relating to the rental properties held by Bel Alliance require certain covenants be met, including a covenant that trade payables and accrued expenses incurred in the ordinary course of business in the aggregate will not exceed 1% of the outstanding principal balance of the mortgage. At September 30, 2003, this covenant was not met for certain mortgage agreements, of which the aggregate principal balance at September 30, 2003 totals $241.3 million, or 45% of the total mortgages outstanding. The mortgage agreements provide for a cure period of 30 days after written notification from the lender; with a further extension of up to 60 additional days. As of September 30, 2003 the lenders had not provided such notice. It is uncertain as to whether the lenders will seek to enforce the provisions of the mortgage agreements. Bel Alliance may choose not to commit additional equity to cure certain of these technical defaults. If the lender pursues enforcement and a mutually acceptable arrangement with the lender cannot be reached, the result could be a foreclosure on some or all of those investment properties that secure such mortgages. However, the Fund's current net investment in Bel Alliance would not be negatively impacted if a foreclosure on some or all of those investment properties that secure such mortgages were to occur, based on the current valuations of the affected properties. The eventual outcome of this matter cannot be determined at this time. The mortgages are generally without recourse to the other assets of Bel Alliance, Belcrest Capital and Belcrest Realty. The technical default of certain mortgage agreements does not affect Belcrest Capital's liquidity.

6    Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belcrest Capital invests in real estate assets through its subsidiary Belcrest Realty. Belcrest Realty invests directly in Partnership Preference Units and debt and equity investments in private real estate companies, and indirectly in investments in real property through controlled subsidiaries, Bel Santa Ana, Bel Alliance and Casco. During the nine months ended September 30, 2002, Belcrest Realty's controlled subsidiaries also included Bel Apartment (for the period from January 1, 2002 to March 19, 2002) and Bel Communities Property Trust for the entire period.

Belcrest Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for Belcrest Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

   FOR THE THREE MONTHS ENDED                             TAX MANAGED            REAL
   SEPTEMBER 30, 2003                                  GROWTH PORTFOLIO*         ESTATE           TOTAL
   --------------------------------------------------------------------------------------------------------------
    Revenue                                              $   5,417,889       $  39,245,095     $   44,662,984
    Interest expense on mortgages                                    -         (10,442,120)       (10,442,120)
    Interest expense on Credit Facility                              -          (3,005,346)        (3,005,346)
    Interest expense on swap agreements                              -         (11,408,892)       (11,408,892)
    Operating expenses                                        (394,197)        (16,725,721)       (17,119,918)
    Minority interest in net income of
       controlled subsidiaries                                       -            (360,764)          (360,764)
   --------------------------------------------------------------------------------------------------------------
    NET INVESTMENT INCOME (LOSS)                         $   5,023,692       $  (2,697,748)    $    2,325,944
    Net realized gain                                        1,835,118           1,810,778          3,645,896
    Change in unrealized appreciation
      (depreciation)                                        53,492,307           1,735,825         55,228,132
   --------------------------------------------------------------------------------------------------------------
    NET INCREASE IN NET ASSETS FROM
       OPERATIONS OF REPORTABLE SEGMENTS                 $  60,351,117       $     848,855     $   61,199,972
   --------------------------------------------------------------------------------------------------------------


   FOR THE THREE MONTHS ENDED                             TAX MANAGED            REAL
   SEPTEMBER 30, 2002                                  GROWTH PORTFOLIO*         ESTATE           TOTAL
   --------------------------------------------------------------------------------------------------------------
    Revenue                                              $   4,900,991      $   47,018,459     $   51,919,450
    Interest expense on mortgages                                    -         (12,863,705)       (12,863,705)
    Interest expense on Credit Facility                              -          (4,742,299)        (4,742,299)
    Interest expense on swap agreements                              -         (11,680,481)       (11,680,481)
    Operating expenses                                        (342,025)        (19,109,903)       (19,451,928)
    Minority interest in net income of
       controlled subsidiaries                                       -            (535,236)          (535,236)
   --------------------------------------------------------------------------------------------------------------
    NET INVESTMENT INCOME (LOSS)                         $   4,558,966      $   (1,913,165)    $    2,645,801
    Net realized loss                                      (54,420,240)                  -        (54,420,240)
    Change in unrealized appreciation
      (depreciation)                                      (388,020,095)          3,731,392       (384,288,703)
   --------------------------------------------------------------------------------------------------------------
    NET (DECREASE) INCREASE IN NET ASSETS FROM
       OPERATIONS OF REPORTABLE SEGMENTS                 $(437,881,369)     $    1,818,227     $ (436,063,142)
   --------------------------------------------------------------------------------------------------------------


   FOR THE NINE MONTHS ENDED                              TAX MANAGED            REAL
   SEPTEMBER 30, 2003                                  GROWTH PORTFOLIO*         ESTATE           TOTAL
   --------------------------------------------------------------------------------------------------------------
    Revenue                                              $  16,273,254      $  123,040,482     $  139,313,736
    Interest expense on mortgages                                    -         (31,250,849)       (31,250,849)
    Interest expense on Credit Facility                              -          (9,845,817)        (9,845,817)
    Interest expense on swap agreements                              -         (35,910,572)       (35,910,572)
    Operating expenses                                      (1,088,109)        (49,274,603)       (50,362,712)
    Minority interest in net income of
       controlled subsidiaries                                       -          (1,911,727)        (1,911,727)
   --------------------------------------------------------------------------------------------------------------
    NET INVESTMENT INCOME (LOSS)                         $  15,185,145      $   (5,153,086)    $   10,032,059
    Net realized gain (loss)                                (3,244,424)          2,435,758           (808,666)
    Change in unrealized appreciation
      (depreciation)                                       242,362,840          32,073,499        274,436,339
   --------------------------------------------------------------------------------------------------------------
    NET INCREASE IN NET ASSETS FROM
       OPERATIONS OF REPORTABLE SEGMENTS                 $ 254,303,561      $   29,356,171     $  283,659,732
   --------------------------------------------------------------------------------------------------------------


   FOR THE NINE MONTHS ENDED                              TAX MANAGED             REAL
   SEPTEMBER 30, 2002                                  GROWTH PORTFOLIO*         ESTATE           TOTAL
   --------------------------------------------------------------------------------------------------------------
    Revenue                                              $  14,094,114      $  145,111,381     $   159,205,495
    Interest expense on mortgages                                    -         (39,939,765)        (39,939,765)
    Interest expense on Credit Facility                              -         (14,970,975)        (14,970,975)
    Interest expense on swap agreements                              -         (33,650,608)        (33,650,608)
    Operating expenses                                      (1,367,961)        (57,098,975)        (58,466,936)
    Minority interest in net income of
       controlled subsidiaries                                       -          (2,992,585)         (2,992,585)
   --------------------------------------------------------------------------------------------------------------
    NET INVESTMENT INCOME (LOSS)                         $  12,726,153      $   (3,541,527)    $     9,184,626
    Net realized loss                                     (203,300,931)         (1,157,768)       (204,458,699)
    Change in unrealized appreciation
      (depreciation)                                      (615,592,266)        (25,391,467)       (640,983,733)
   --------------------------------------------------------------------------------------------------------------
    NET DECREASE IN NET ASSETS FROM OPERATIONS OF
       REPORTABLE SEGMENTS                               $(806,167,044)     $  (30,090,762)    $ (836,257,806)
   --------------------------------------------------------------------------------------------------------------


                                                     TAX-MANAGED GROWTH            REAL
AT SEPTEMBER 30, 2003                                    PORTFOLIO*               ESTATE          TOTAL
-----------------------------------------------------------------------------------------------------------------
Segment assets                                           $2,576,595,863     $1,168,046,366     $3,744,642,229
Segment liabilities                                           3,530,589      1,320,309,507      1,323,840,096
-----------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                        $2,573,065,274     $ (152,263,141)    $2,420,802,133
-----------------------------------------------------------------------------------------------------------------


AT DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------------
Segment assets                                          $2,496,618,352      $1,232,168,876     $3,728,787,228
Segment liabilities                                          3,952,503       1,418,083,942      1,422,036,445
-----------------------------------------------------------------------------------------------------------------
NET ASSETS OF REPORTABLE SEGMENTS                       $2,492,665,849      $ (185,915,066)    $2,306,750,783
-----------------------------------------------------------------------------------------------------------------

* Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Capital.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                               Three Months      Three Months     Nine Months        Nine Months
                                                  Ended             Ended            Ended              Ended
                                               September 30,     September 30,   September 30,      September 30,
                                                   2003              2002            2003               2002
                                             -----------------------------------------------------------------------

Revenue:
  Revenue from reportable segments              $ 44,662,984     $  51,919,450   $139,313,736       $ 159,205,495
  Unallocated revenue                                 33,748               827        139,222              36,146
                                             -----------------------------------------------------------------------
Total revenue                                   $ 44,696,732     $  51,920,277   $139,452,958       $ 159,241,641
                                             -----------------------------------------------------------------------
Net increase (decrease) in net assets
 from operations:
  Net increase (decrease) in net assets
     from operations of reportable segments     $61,199,972      $(436,063,142)  $283,659,732       $(836,257,806)
  Unallocated revenue                                33,748                827        139,222              36,146
  Unallocated expenses **                        (1,016,389)        (1,141,378)    (2,958,680)         (3,750,247)
                                             -----------------------------------------------------------------------
Total net increase (decrease) in net
 assets from operations                         $60,217,331      $(437,203,693)  $280,840,274       $(839,971,907)
                                             -----------------------------------------------------------------------

** Unallocated expenses include costs of Belcrest Capital to operate the Fund such as servicing and distribution fees, as well as other miscellaneous and administrative costs of Belcrest Capital.

                                    September 30, 2003        December 31, 2002
                                    ------------------        -----------------
Net assets:
 Net assets of reportable segments    $2,420,802,133           $2,306,750,783
 Unallocated cash                          3,493,352                7,861,074
 Short-term investments                   62,795,058  (1)           2,564,911
 Loan payable-Credit Facility            (40,796,633) (1)         (17,577,286)
 Other liabilities                          (164,938)                (107,950)
                                    ------------------        -----------------
Total net assets                       $2,446,128,972          $2,299,491,532
                                    ------------------        -----------------

(1) Short-term investments represent temporary investments of cash. Such amounts may be used to finance the Fund's equity in real estate investments, to reduce outstanding borrowings under the Credit Facility or for the short-term liquidity needs of the Fund.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND.(1) The Fund's total return was 2.44% for the quarter ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $90.66 to $92.87 during the period. For comparison, the Standard & Poor's 500 Index (the S&P 500), an unmanaged index of large capitalization stocks commonly used as a benchmark for the U.S. equity market, had a total return of 2.65% over the same period. The performance of the Fund exceeded that of Tax-Managed Growth Portfolio (the Portfolio) by approximately 0.1% during the period. Last year, the Fund had a total return performance of -16.18% for the quarter ended September 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $93.33 to $78.23 during the period. For comparison, the S&P 500 had a total return of -17.27% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 1.1% during that period.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the quarter ended September 30, 2003 was 2.35% compared to the 2.65% return achieved by the S&P 500 over the same period. The modest gain posted by the S&P 500 during the quarter is in sharp contrast to the worst broad market quarterly decline in this decade that was experienced in the quarter ended September 30, 2002. The Portfolio's total return for the quarter ended September 30, 2002 was -15.11%. The encouraging fiscal and monetary policies, resilient consumer spending and positive earnings momentum experienced through the first half of 2003 continued during the third quarter and contributed to the market's strength during the quarter, extending its gains for the year.

The performance of the Portfolio slightly trailed the performance of the S&P 500 during the quarter ended September 30, 2003 primarily due to the Portfolio's relatively more defensive tilt and its continued underweighting of the information technology sector. Unlike a year ago when it was the worst performing sector, information technology was by far the best performing sector of the market during the quarter ended September 30, 2003.

During the quarter ended September 30, 2003, the Portfolio's sector allocation remained very similar to last year's positioning relative to the market, with no major sector or industry shifts. Near the end of the quarter there was some pause in the strong momentum of higher beta stocks, helping the Portfolio's relative performance.

The Portfolio's stock selection and underweighting of the telecommunication and health care sectors were particularly beneficial during the quarter ended September 30, 2003, but were not sufficient to offset the impact of the Portfolio's underweighting of information technology stocks. Boston Management and Research (Boston Management), the Portfolio's investment adviser, remained cautious in the information technology and telecommunications sectors, a comparable underweight allocation from the same period a year ago.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belcrest Realty Corporation (Belcrest Realty), a controlled subsidiary of the Fund. Real estate investments include a portfolio of income-producing preferred equity interests in operating partnerships (the Partnership Preference Units) that are affiliated with real estate investment trusts, interests in real estate joint ventures (the Real Estate Joint Ventures) that are majority-owned by Belcrest Realty and a property that is subject to a long-term triple net lease (the Net Leased Property) that is wholly-owned by

-----------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Fund shares, when redeemed, may be worth more or less than their original cost. Comparison to the S&P 500 is for reference only. It is not possible to invest directly in an Index.

Belcrest Realty. During the quarter ended September 30, 2003, real estate operations continued to be impacted by weak multifamily market fundamentals. The sale of Belcrest Realty's interest in Bel Communities Property Trust (Bel Communities) in October 2002 reduced the scope of its real estate activities for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Rental income from real estate operations fell to $27.3 million for the quarter ended September 30, 2003 from $33.9 million for the quarter ended September 30, 2002, a decrease of $6.6 million or 19%. While this decrease in rental income principally resulted from the sale of Belcrest Realty's interest in Bel Communities in October 2002, rental income was also affected by increased rent concessions or reduced apartment rental rates and lower occupancy levels at properties owned by Belcrest Realty's remaining Real Estate Joint Ventures, a trend that has continued from 2002.

Property operating expenses decreased to $14.5 million for the quarter ended September 30, 2003 from $17.0 million for the quarter ended September 30, 2002, a decrease of $2.5 million or 15% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $2.2 million for the quarter ended September 30, 2003 and approximately $2.1 million for the quarter ended September 30, 2002). This decrease in operating expenses was principally due to fewer Real Estate Joint Ventures held as a result of the sale of the Fund's interest in Bel Communities. The decrease was partially offset by modest increases in property and maintenance expenses, as well as taxes and insurance expenses of Belcrest Realty's remaining Real Estate Joint Ventures.

Even though the U.S. economy showed signs of improvement during the quarter ended September 30, 2003, significant employment growth has not occurred in most markets and low interest rates have contributed to the continued development of new properties. As a result, Boston Management, Belcrest Realty's manager, expects that real estate operating results for Belcrest Realty's Real Estate Joint Ventures in 2003 will continue to be modestly below the levels of 2002.

Because the number of Real Estate Joint Ventures held by Belcrest Realty was reduced during October 2002, the total estimated fair value of the real properties held through Belcrest Realty was lower at the end of the third quarter of 2003 compared to the third quarter of 2002. At September 30, 2003, the estimated fair value of the real properties held through Belcrest Realty was $616.5 million compared to $816.7 million at September 30, 2002, a decrease of $200.2 million or 25%. The decrease was also due, in part, to modest decreases in property values resulting from declines in near-term earnings expectations and the economic downturn. The Fund saw unrealized depreciation of the estimated fair value in its other real estate investments (which includes Belcrest Realty's interests in Real Estate Joint Ventures and the Net Leased Property) of approximately $6.1 million during the quarter ended September 30, 2003 compared to approximately $1.8 million for the quarter ended September 30, 2002. Despite weak market conditions, declines in asset values for multifamily properties have generally been modest as declines in capitalization rates have partially offset declining income level expectations.

During the quarter ended September 30, 2003, Belcrest Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units, recognizing gains of $1.8 million on the transactions. At September 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $519.5 million compared to $568.8 million at September 30, 2002, a decrease of $49.3 million or 9%. This decrease in value was principally due to fewer Partnership Preference Units held at September 30, 2003. The per unit value of the remaining Partnership Preference Units also declined slightly during the quarter. The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $3.4 million during the quarter ended September 30, 2003 compared to appreciation of approximately $18.1 million for the quarter ended September 30, 2002.

Dividends  received  from  Partnership  Preference  Units for the quarter  ended
September 30, 2003 totaled $11.8 million compared to $13.0 million for the quarter ended September 30, 2002, a decrease of $1.2 million or 9%.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2003, interest rate swap agreement values appreciated by approximately $11.3 million, due to a slight increase in swap rates and a shortening of effective maturities as the Fund's interest rate swap agreements approached their initial optional termination dates. For the quarter ended September 30, 2002, the value of interest rate swap agreements decreased by approximately $12.5 million due to a decline in swap rates.

On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of a portion of Fund borrowings under the Credit Facility established on July 15, 2003. At the same time, the Fund made payments of approximately $21.4 million to terminate all interest rate swaps outstanding as of September 30, 2003, realizing a loss in that amount on the transactions. The realized loss approximated the value of the positions on the books of the Fund. See "Liquidity and Capital Resources" below for a description of the Credit Facility and the Fund's interest rate swap agreements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund's total return was 12.54% for the nine months ended September 30, 2003. This return reflects an increase in the Fund's net asset value per share from $82.94 to $92.87 and a distribution of $0.43 per share during the period. For comparison, the S&P 500 had a total return of 14.71% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.8% during the period. Last year, the Fund had a total return performance of -26.87% for the nine months ended September 30, 2002. This return reflected a decrease in the Fund's net asset value per share from $106.98 to $78.23. For comparison, the S&P 500 had a total return of -28.15% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 2.5% for the nine months ended September 30, 2002.

PERFORMANCE OF THE PORTFOLIO. The total return of the Portfolio for the nine months ended September 30, 2003 was 10.74% compared to the 14.71% return achieved by the S&P 500 over the same period. The total return of the Portfolio for the nine months ended September 30, 2002 was -24.40%.

The first nine months of 2003 remained volatile, but markets proved to be resilient achieving impressive returns. War angst, a questionable economic recovery and the SARS outbreak were just a few of the factors contributing to increased volatility and unsettled investor sentiment during the period. While the first nine months of 2003 also witnessed reduced geopolitical concerns, higher consumer confidence and a strong housing market, concerns about inflation and unemployment developed over the summer and early fall of 2003 and kept the market and various sectors quite volatile.

The Portfolio's performance trailed the overall market in the first nine months of 2003, mostly due to a lower exposure to higher beta and lower quality issues that were the strongest price performers during this period. The Portfolio maintained a pro-cyclical stance emphasizing the consumer discretionary and consumer staples sectors, as it did in the first nine months of 2002. Boston Management continued to de-emphasize health care investments, a directional move initiated last year which was positive for the Portfolio's relative returns.

During the first nine months of 2003, Boston Management continued to emphasize industrial company investments, especially in the airfreight logistics and aerospace defense areas. Airfreight logistics and aerospace defense investments have been helpful to the Portfolio's longer-term record, but detracted from results during the nine months ended September 30, 2003.

Lack of earnings visibility reinforced the Portfolio's cautious weighting in the telecommunications and information technology sectors. Both of the aforementioned sectors were de-emphasized during the first nine months of last year as well. The Portfolio's underweight of the telecommunication services sector during the nine months ended September 30, 2003 continued to be positive for the Portfolio. Boston Management continued to underweight the Portfolio's investments in the materials and utilities sectors during the period, a similar stance to last year's allocation.

PERFORMANCE OF REAL ESTATE INVESTMENTS. Rental income for the nine months ended September 30, 2003 declined to $83.4 million from $105.7 million for the nine months ended September 30, 2002, a decrease of $22.3 million or 21%. Property operating expenses decreased to $43.3 million for the nine months ended
September 30, 2003 from $50.6 million for the nine months ended September 30, 2002, a decrease of $7.3 million or 14% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $6.0 million for the nine months ended September 30, 2003 and approximately $6.5 million for the nine months ended September 30, 2002). While decreases in rental income and property operating expenses were principally due to the sale of Belcrest Realty's interest in Bel Communities in October 2002 and its interest in Bel Apartment Properties Trust in March 2002, weak multifamily market fundamentals in most regions combined with lower occupancy levels and increased rent concessions also impacted results during the period, as did modest increases in property operating expenses of Belcrest Realty's remaining Real Estate Joint Ventures.

Because the number of Real Estate Joint Ventures held by Belcrest Realty was reduced during 2002, the estimated fair value of the real properties held through Belcrest Realty was lower at September 30, 2003 compared to September 30, 2002. At September 30, 2003, the estimated fair value of the real properties held through Belcrest Realty was $616.5 million compared to $816.7 million at September 30, 2002, a decrease of $200.2 million or 25%. The decrease was also due, in part, to modest decreases in property values resulting from declines in near-term earnings expectations. The Fund saw unrealized depreciation of the estimated fair value in its other real estate investments of approximately $31.0 million during the nine months ended September 30, 2003, compared to approximately $40.8 million for the nine months ended September 30, 2002. Declines in asset values for multifamily properties during the period have generally been modest as decreases in capitalization rates have partially offset declining income level expectations.

During the nine months ended September 30, 2003 and September 30, 2002, Belcrest Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units, recognizing gains of $2.4 million and $0.4 million, respectively, on the transactions. At September 30, 2003, the estimated fair value of the Fund's Partnership Preference Units totaled $519.5 million compared to $568.8 million at September 30, 2002, a decrease of $49.3 million or 9%. The decrease was principally due to fewer Partnership Preference Units held at September 30, 2003, offset in part by increases in the per unit value of the remaining Partnership Preference Units held by Belcrest Realty. This appreciation in per unit value resulted from declines in interest rates and tighter spreads on real estate securities during the nine months ended September 30, 2003. The Fund saw unrealized appreciation of the estimated fair value in its Partnership Preference Units of approximately $32.6 million during the nine months ended September 30, 2003, compared to approximately $33.1 million for the nine months ended September 30, 2002.

Dividends received from Partnership Preference Units for the nine months ended September 30, 2003 totaled $39.4 million compared to $39.3 million for the nine months ended September 30, 2002, a decrease of $0.1 million or 0.3%.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2003, interest rate swap agreement values appreciated by approximately $30.5 million compared to depreciation of approximately $17.7 million for the nine months ended September 30, 2002. The appreciation during the first nine months of 2003 is primarily due to a shortening of effective maturities as the Fund's interest rate swap agreements approached their initial optional termination dates. Swap rates did not change significantly during the nine months ended September 30, 2003. The depreciation for the nine months ended September 30, 2002 was caused by declines in swap rates during the period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Effective July 15, 2003, the Fund refinanced its then existing credit facility with Merrill Lynch International Bank by entering into new credit arrangements with DrKW Holdings, Inc. (DrKW) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) which together total $860.0 million. The Credit Facility is secured by a pledge of the Fund's assets, excluding the assets of Bel Santa Ana LLC, Bel Alliance Properties, LLC and Casco Property Trust, LLC, and has a seven-year maturity. The Credit Facility will expire in June 2010.

The Credit Facility is primarily used to finance the Fund's equity in real estate investments and will continue to be used for such purpose in the future. The Credit Facility also provides for selling commissions, organizational expenses and any short-term liquidity needs of the Fund. Under certain circumstances, the Fund may increase the size of the Credit Facility and the amount of outstanding borrowings thereunder for these purposes.

The Credit Facility includes a $722.0 million credit arrangement with DrKW. Borrowings under the DrKW credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2003, outstanding borrowings under the DrKW credit arrangement totaled $722.0 million.

The Credit Facility also includes a $138.0 million credit arrangement with MLMC, including up to $10.0 million under letters of credit. Borrowings under the MLMC credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of September 30, 2003, outstanding borrowings under the MLMC credit arrangement totaled $23.7 million. There were no amounts outstanding under letters of credit at September 30, 2003. The unused loan commitment amount totaled approximately $114.3 million. A commitment fee of 0.10% per annum is paid on the unused commitment amount. The Fund pays all fees associated with issuing the letters of credit.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus three-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized gains or losses. On October 1, 2003, new interest rate swap agreements were entered into to fix the cost of Fund borrowings under the Credit Facility established on July 15, 2003. At the same time, all interest rate swap agreements outstanding on September 30, 2003 were terminated. Under the new interest rate swap agreements the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR.

As of September 30, 2003 and September 30, 2002, the unrealized depreciation related to the interest rate swap agreements was approximately $31.2 million and $67.6 million, respectively.

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

The Fund's critical accounting policies affect the Fund's more significant estimates and assumptions used in valuing the Fund's real estate investments and interest rate swap agreements. Prices are not readily available for these types of investments and therefore they are fair valued on an ongoing basis by Boston Management, in its capacity as manager of Belcrest Realty, in the case of the real estate investments, and in its capacity as the Fund's investment adviser, in the case of the interest rate swap agreements. The fair value of an investment represents the amount at which Boston Management believes the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In estimating the fair value of Belcrest Realty's investment in Partnership Preference Units, Boston Management takes into account all relevant factors, data and information, including information from dealers and similar firms with knowledge of such issues and the prices of comparable preferred equity securities and other fixed or adjustable rate instruments having similar investment characteristics. With respect to Belcrest Realty's other real estate investments, detailed investment valuations are based on independent valuations that are performed at least annually and reviewed periodically. Interim valuations reflect results of operations and distributions, and may be adjusted if there has been a significant change in economic circumstances since the most recent independent valuation. In determining the fair value of interest rate swap agreements, Boston Management may consider, among other things, dealer and counterparty quotes and pricing models. Given that the valuation of real estate investments and interest rate swap agreements includes many assumptions, including but not limited to the assumption that the investment could be sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale, values may differ from amounts ultimately realized.

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

The value of interest rate swap agreements may be subject to wide swings in valuation caused principally by changes in interest rates. Interest rate swap agreements may be difficult to value since such instruments may be considered illiquid. Fluctuations in the value of Partnership Preference Units derived from changes in general interest rates can be expected to be offset in part (but not entirely) by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund with respect to its borrowings. Fluctuations in the value of real estate investments derived from other factors besides general interest rate movements (including issuer-specific and sector-specific credit concerns, property-specific concerns and changes in interest rate spread relationships) will not be offset by changes in the value of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund. Changes in the valuation of Partnership Preference Units not offset by changes in the valuation of interest rate swap agreements or other interest rate hedges that may be entered into by the Fund and changes in the value of other real estate investments will cause the performance of the Fund to deviate from the performance of the Portfolio.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and Net Leased Properties. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on a fixed and predetermined premium to LIBOR for short-term extensions of credit. The Fund has entered into cancelable interest rate swap agreements to fix the cost of its borrowings under the Credit Facility and to attempt to mitigate the impact of interest rate changes on the Fund's net asset value.
Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with short-term LIBOR. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The value of Partnership Preference Units and, to a lesser degree, other real estate investments is sensitive to interest rate risk. Increases in interest rates generally will have an adverse affect on the value of Partnership Preference Units and other real estate investments.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund's significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 and Note 5 to the Fund's unaudited condensed consolidated financial statements in Item 1 above.

                            Interest Rate Sensitivity
            Cost, Principal (Notional) Amount by Contractual Maturity
                    For the Twelve Months Ended September 30,

                                                                                                                      Estimated
                                        2004-2005        2006        2007-2008     Thereafter          Total          Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
---------------------------------------
Long-term debt:
---------------------------------------
Fixed-rate mortgages                                 $11,486,000                  $526,133,358     $537,619,358      $585,000,000
Average interest rate                                       6.90%                         7.57%            7.55%

---------------------------------------
Variable-rate Credit Facility                                                     $745,650,000     $745,650,000      $745,650,000
Average interest rate                                                                     1.42%            1.42%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative financial instruments:
---------------------------------------
Pay fixed/receive variable interest
rate swap agreements(1)                                                         $627,725,000     $627,725,000      $         --
Average pay rate(1)                                                                     4.69%            4.69%
Average receive rate(1)                                                                 1.42%            1.42%

(1) The terms disclosed are those of the interest rate swap agreements entered into that are effective on October 1, 2003. See Note 4 to the Fund's unaudited condensed consolidated financial statements in Item 1 above for the terms of the interest rate swap agreements in effect on September 30, 2003 and terminated on October 1, 2003, as well as the loss realized as a result of such termination.

------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                      Estimated
                                        2004-2005        2006        2007-2008     Thereafter          Total          Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
---------------------------------------
Fixed-rate Partnership Preference
Units:
---------------------------------------
Bradley Operating Limited
Partnership, 8.875% Series B
Cumulative Redeemable Perpetual
Preferred Units, Callable 2/23/04,
Current Yield: 8.83%                                                            $ 23,799,036     $ 23,799,036      $ 24,542,159

Camden Operating, L.P., 8.50% Series
B Cumulative Redeemable Perpetual
Preferred Units, Callable 2/23/04,
Current Yield: 8.39%                                                            $  4,076,090     $  4,076,090      $  4,304,400

Colonial Realty Limited Partnership,
8.875% Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
2/23/04, Current Yield: 8.76%                                                   $ 50,744,840     $ 50,744,840      $ 52,148,900

Essex Portfolio, L.P., 9.125% Series
C Cumulative Redeemable Preferred
Unites, Callable 11/24/03, Current
Yield: 8.98%                                                                    $ 21,000,000     $ 21,000,000      $ 21,344,526

Liberty Property L.P., 9.25% Series B
Cumulative Redeemable Preferred
Units, Callable 7/28/04, Current
Yield: 8.99%                                                                    $ 64,025,574     $ 64,025,574      $ 65,971,800

MHC Operating Limited Partnership, 9%
Series D Cumulative Redeemable
Perpetual Preference Units, Callable
9/29/04, Current Yield: 9.01%                                                   $ 75,000,000     $ 75,000,000      $ 74,880,000

National Golf Operating Partnership,
L.P., 9.30% Series A Cumulative
Redeemable Preferred Units, Callable
2/6/03, Current Yield: 9.80%                                                    $ 27,877,518     $ 27,877,518      $ 29,963,064

National Golf Operating Partnership,
L.P., 9.30% Series B Cumulative
Redeemable Preferred Units, Callable
2/6/03, Current Yield: 9.80%                                                    $ 29,833,200     $ 29,833,200      $ 28,476,000

PSA Institutional Partners, L.P.,
9.50% Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
3/17/05, Current Yield: 9.09%                                                   $ 55,375,000     $ 55,375,000      $ 57,855,800

                                                                                                                      Estimated
                                        2004-2005        2006        2007-2008     Thereafter          Total          Fair Value
------------------------------------------------------------------------------------------------------------------------------------

Price Development Company, L.P.,
8.95% Series B Cumulative Redeemable
Preferred Partnership Units, Callable
7/28/04, Current Yield: 9.25%                                                   $ 64,089,925     $ 64,089,925      $ 62,263,500

Regency Centers, L.P., 9.125% Series
D Cumulative Redeemable Preferred
Units, Callable 9/29/04, Current
Yield: 8.86%                                                                    $ 35,000,000     $ 35,000,000      $ 36,029,000

Urban Shopping Centers, L.P., 9.45%
Series D Cumulative Redeemable
Perpetual Preferred Units, Callable                                             $ 60,000,000     $ 60,000,000      $ 61,745,760
10/01/04, Current Yield: 9.18%
---------------------------------------
Note Receivable:
---------------------------------------
Fixed-rate note receivable, 8%
                                                                                $  3,352,436     $  3,352,436      $  3,352,436

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
---------------------------

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended September 30, 2003.

ITEM 5. OTHER INFORMATION.
---------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.1 Loan and Security Agreement between Belcrest Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belcrest Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 10, 2003.


                                     BELCREST CAPITAL FUND LLC



                                     /s/ Michelle A. Alexander
                                     ------------------------
                                     Michelle A. Alexander
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

4.1 Loan and Security Agreement between Belcrest Capital Fund LLC and DrKW Holdings, Inc., as Lender

4.2 Loan and Security Agreement among Belcrest Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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