Form 10-Q
period 2004-03-31
BELCREST CAPITAL FUND LLC
filed 2004-05-10
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
            For the transition period from _________ to _____________

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

                                                   YES  X      NO
                                                       ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                                   YES  X      NO
                                                       ---        ---

                            BELCREST CAPITAL FUND LLC
                               Index to Form 10-Q

                                                                           Page
PART I FINANCIAL INFORMATION..............................................   3

Item 1. Condensed Consolidated Financial Statements.......................   3

        Condensed Consolidated Statements of Assets and
        Liabilities as of March 31, 2004 (Unaudited) and
        December 31, 2003.................................................   3

        Condensed Consolidated Statements of Operations
        (Unaudited) for the Three Months Ended
        March 31, 2004 and 2003...........................................   4

        Condensed Consolidated Statements of Changes in Net
        Assets for the Three Months Ended March 31, 2004
        (Unaudited) and the Year Ended December 31, 2003..................   6

        Condensed Consolidated Statements of Cash Flows
        (Unaudited) for the Three Months Ended
        March 31, 2004 and 2003...........................................   7

        Financial Highlights (Unaudited) for the Three Months
        Ended March 31, 2004..............................................   9

        Notes to Condensed Consolidated Financial Statements
        as of March 31, 2004 (Unaudited)..................................  10

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations.........................................  17

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  21

Item 4. Controls and Procedures...........................................  24

PART II OTHER INFORMATION.................................................  24

Item 1. Legal Proceedings.................................................  24

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities..............................................  24

Item 3. Defaults Upon Senior Securities...................................  25

Item 4. Submission of Matters to a Vote of Security Holders...............  25

Item 5. Other Information.................................................  25

Item 6. Exhibits and Reports on Form 8-K..................................  25

SIGNATURES................................................................  26

EXHIBIT INDEX.............................................................  27

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------------
BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                           March 31, 2004         December 31,
                                                                                            (Unaudited)               2003
                                                                                           ---------------        ------------
Assets:
 Investment in Belvedere Capital Fund Company LLC
  (Belvedere Company)                                                                      $2,809,547,176        $2,801,412,510
 Investment in Partnership Preference Units                                                   537,346,788           458,160,352
 Investment in other real estate                                                              457,896,613           613,004,358
 Short-term investments                                                                        39,746,000            48,059,348
                                                                                            ---------------      ---------------
Total investments                                                                          $3,844,536,577        $3,920,636,568
 Cash                                                                                          10,790,513             5,842,185
 Escrow deposits - restricted                                                                   4,864,419            10,925,963
 Open interest rate swap agreements, at value                                                           -             3,006,128
 Distributions and interest receivable                                                          2,523,987               676,240
 Other assets                                                                                   5,314,887             7,425,731
                                                                                            ---------------      ---------------
Total assets                                                                               $3,868,030,383        $3,948,512,815
                                                                                            ---------------      ---------------

Liabilities:
 Loan payable - Credit Facility                                                            $  720,000,000        $  652,000,000
 Mortgages payable                                                                            397,120,010           513,988,494
 Payable for Fund Shares redeemed                                                                  98,834                     -
 Distributions payable to minority shareholders                                                         -                16,800
 Special Distributions payable                                                                          -                 1,059
 Open interest rate swap agreements, at value                                                   5,687,108                     -
 Security deposits                                                                              1,747,151             2,017,195
 Due to bank - cash overdraft                                                                           -             6,723,986
 Swap interest payable                                                                            401,788               397,212
 Accrued expenses:
  Interest expense                                                                              2,897,947             3,552,170
  Property taxes                                                                                2,167,920             8,998,462
  Other expenses and liabilities                                                                5,398,617             8,629,435
 Minority interests in controlled subsidiaries                                                 15,991,138            23,003,410
                                                                                            ---------------      ---------------
Total liabilities                                                                          $1,151,510,513        $1,219,328,223
                                                                                            ---------------      ---------------
Net assets                                                                                 $2,716,519,870        $2,729,184,592
                                                                                            ---------------      ---------------
Shareholders' Capital                                                                      $2,716,519,870        $2,729,184,592
                                                                                            ---------------      ---------------
Shares outstanding                                                                             25,580,642            26,024,771
                                                                                            ---------------      ---------------
Net asset value and redemption price per Share                                             $       106.19        $       104.87
                                                                                            ---------------      ---------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                       Three Months        Three Months
                                                                          Ended               Ended
                                                                      March 31, 2004      March 31, 2003
                                                                      --------------      --------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $116,448 and $106,401, respectively)       $  9,764,448        $  8,736,786
 Interest allocated from Belvedere Company                                  47,419             174,381
 Expenses allocated from Belvedere Company                              (4,235,876)         (3,564,995)
                                                                      --------------      --------------
 Net investment income allocated from Belvedere Company               $  5,575,991        $  5,346,172
 Distributions from Partnership Preference Units                        13,509,652          13,821,632
 Rental income                                                          24,591,229          28,255,238
 Interest                                                                  188,409             130,477
                                                                      --------------      --------------
Total investment income                                               $ 43,865,281        $ 47,553,519
                                                                      --------------      --------------

Expenses:
 Investment advisory and administrative fees                          $  2,629,213        $  2,532,153
 Property management fees                                                  939,373           1,082,976
 Distribution and servicing fees                                         1,002,601             788,949
 Interest expense on mortgages                                           9,645,194          10,348,506
 Interest expense on Credit Facility                                     2,472,752           3,622,027
 Property and maintenance expenses                                       9,292,127           8,989,832
 Property taxes and insurance                                            3,318,940           3,854,036
 Miscellaneous                                                             321,303             287,060
                                                                      --------------      --------------
Total expenses                                                        $ 29,621,503        $ 31,505,539
Deduct-
 Reduction of investment advisory and administrative fees                  683,198             546,845
                                                                      --------------      --------------
Net expenses                                                          $ 28,938,305        $ 30,958,694
                                                                      --------------      --------------
Net investment income before minority interests in
 net income of controlled subsidiaries                                $ 14,926,976        $ 16,594,825
Minority interests in net income of controlled subsidiaries               (245,705)           (957,405)
                                                                      -------------      --------------
Net investment income                                                 $ 14,681,271        $ 15,637,420
                                                                      --------------      --------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                                        Three Months        Three Months
                                                                                           Ended               Ended
                                                                                       March 31, 2004      March 31, 2003
                                                                                       ---------------    ----------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions from Belvedere Company (identified cost basis)                 $ 10,298,643       $ (10,452,878)
 Investment transactions in Partnership Preference Units (identified cost basis)           1,094,376             624,980
 Investment transactions in other real estate                                            (14,221,385)                  -
 Interest rate swap agreements (1)                                                        (4,928,667)        (12,290,495)
                                                                                       ---------------    ----------------
Net realized loss                                                                       $ (7,757,033)      $ (22,118,393)
                                                                                       ---------------    ----------------

Change in unrealized appreciation (depreciation) -
 Investment in Belvedere Company (identified cost basis)                                $ 42,849,016       $(107,493,190)
 Investments in Partnership Preference Units (identified cost basis)                      (6,938,524)         32,788,723
 Investments in other real estate (net of minority interests in unrealized gain (loss) of controlled subsidiaries of  $6,125,636,
  and $(4,167,143), respectively)                                                         11,084,297         (24,604,397)
 Interest rate swap agreements                                                            (8,693,236)          8,935,053
                                                                                       ---------------    ----------------
Net change in unrealized appreciation (depreciation)                                    $ 38,301,553       $ (90,373,811)
                                                                                       ---------------    ----------------

Net realized and unrealized gain (loss)                                                 $ 30,544,520       $(112,492,204)
                                                                                       ---------------    ----------------

Net increase (decrease) in net assets from operations                                   $ 45,225,791       $ (96,854,784)
                                                                                       ===============    ================

(1) Amount represents periodic payments made in connection with interest rate swap agreements. (Note 4)

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                          Three Months
                                                                                              Ended              Year Ended
                                                                                         March 31, 2004         December 31,
                                                                                           (Unaudited)              2003
                                                                                         ---------------       ---------------
Increase (Decrease) in Net Assets:
 Net investment income                                                                   $   14,681,271        $   56,327,694
 Net realized loss from investment transactions                                              (7,757,033)          (36,317,202)
 Net change in unrealized appreciation (depreciation) of investments                         38,301,553           575,006,241
                                                                                         ---------------       ---------------
Net increase in net assets from operations                                               $   45,225,791        $  595,016,733
                                                                                         ---------------       ---------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to Shareholders in payment of
  distributions declared                                                                 $    4,033,847        $    4,796,611
 Net asset value of Fund Shares redeemed                                                    (51,785,798)         (158,225,543)
                                                                                         ---------------       ---------------
Net decrease in net assets from Fund Share transactions                                  $  (47,751,951)       $ (153,428,932)
                                                                                         ---------------       ---------------

Distributions -
 Distributions to Shareholders                                                           $  (10,138,562)       $  (11,893,682)
 Special Distributions to Shareholders                                                                -                (1,059)
                                                                                         ---------------       ---------------
Total distributions                                                                      $  (10,138,562)       $  (11,894,741)
                                                                                         ---------------       ---------------

Net (decrease) increase in net assets                                                    $  (12,664,722)       $  429,693,060

Net assets:
 At beginning of period                                                                  $2,729,184,592        $2,299,491,532
                                                                                         ---------------       ---------------
 At end of period                                                                        $2,716,519,870        $2,729,184,592
                                                                                         ===============       ===============

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations                                         $  45,225,791        $ (96,854,784)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows (for) from operating activities -
  Net investment income allocated from Belvedere Company                                         (5,575,991)          (5,346,172)
  Decrease in escrow deposits                                                                     4,139,943            3,349,941
  Decrease in receivable for investments sold                                                             -           73,554,369
  Increase in interest receivable from other real estate investments                                (69,871)             (39,237)
  Decrease in other assets                                                                        1,212,236              865,947
  (Increase) decrease in distributions and interest receivable                                   (1,847,747)           1,258,413
  Increase in interest payable for open swap agreements                                               4,576               54,164
  Increase in security deposits, accrued interest and accrued other expenses
   and liabilities                                                                                  134,101              414,175
  Decrease in due to bank - cash overdraft                                                       (6,723,986)                   -
  Decrease in accrued property taxes                                                             (6,343,270)          (6,203,867)
  Purchases of Partnership Preference Units                                                    (139,065,289)                   -
  Proceeds from sales of Partnership Preference Units                                            54,034,705                    -
  Proceeds from sale of investment in other real estate                                          28,699,431                    -
  Improvements to rental property                                                                  (923,454)            (840,675)
  Decrease in cash due to sale of majority interest in  controlled subsidiary                      (983,616)                   -
  Net increase in investment in Belvedere Company                                                         -          (23,700,000)
  Interest incurred on interest rate swap agreements                                             (4,928,667)         (12,290,495)
  Decrease (increase) in short-term investments                                                   8,313,348           (2,570,089)
  Minority interests in net income of controlled subsidiaries                                       245,705              957,405
  Net realized loss from investment transactions                                                  7,757,033           22,118,393
  Net change in unrealized (appreciation) depreciation of investments                           (38,301,553)          90,373,811
                                                                                             ---------------      ---------------
Net cash flows (for) from operating activities                                                $ (54,996,575)       $  45,101,299
                                                                                             ---------------      ---------------

Cash Flows From (For) Financing Activities -
 Proceeds from (Repayment of) Credit Facility                                                 $  68,000,000        $ (42,200,000)
 Repayments on mortgages                                                                         (1,308,981)          (1,201,829)
 Payments for Fund Shares redeemed                                                               (1,097,980)            (710,585)
 Distributions paid to Shareholders                                                              (6,105,774)          (7,097,071)
 Distributions paid to minority shareholders                                                        (16,800)              (1,465)
 Capital contributed to controlled subsidiaries                                                     474,438                       -
                                                                                             ---------------      ---------------
Net cash flows from (for) financing activities                                                $  59,944,903        $ (51,210,950)
                                                                                             ---------------      ---------------

Net increase (decrease) in cash                                                               $   4,948,328        $  (6,109,651)

Cash at beginning of period                                                                   $   5,842,185        $  12,216,034
                                                                                             ---------------      ---------------
Cash at end of period                                                                         $  10,790,513        $   6,106,383
                                                                                             ===============      ===============

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                              Three Months         Three Months
                                                                                                  Ended                Ended
                                                                                             March 31, 2004       March 31, 2003
                                                                                             ---------------      ---------------
Supplemental Disclosure and Non-cash Investing and Financing Activities -
 Interest paid on loan - Credit Facility                                                      $   2,408,034       $    3,685,091
 Interest paid on mortgages                                                                   $   10,193,147      $   10,212,387
 Interest paid on swap agreements                                                             $    4,924,091      $   12,067,939
 Market value of securities distributed in payment of redemptions                             $   50,588,984      $   39,804,648
 Market value of real property and other assets, net of current liabilities,
  disposed of in conjunction with sale of other real estate                                   $  155,855,342      $           -
 Mortgage disposed of in conjunction with sale of other real estate                           $  120,901,649      $           -
 Partnership Preference Units exchanged for an equity investment in real estate
  companies and an investment in note receivable                                              $            -      $   (6,440,043)
 Market value of an equity investment in real estate companies                                $            -      $    3,087,607
 Investment in note receivable                                                                $            -      $    3,352,436

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                          $ 104.870
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations
-----------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                                                                      $   0.568
Net realized and unrealized gain                                                                                   1.142
-----------------------------------------------------------------------------------------------------------------------------------
Total income from operations                                                                                   $   1.710
-----------------------------------------------------------------------------------------------------------------------------------

Distributions
-----------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                                  $  (0.390)
-----------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                            $  (0.390)
-----------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                                $ 106.190
-----------------------------------------------------------------------------------------------------------------------------------

Total Return (1)                                                                                                    1.64%
                                                                                     As a Percentage           As a Percentage
                                                                                     of Average Net            of Average Gross
Ratios                                                                                  Assets(5)               Assets (2)(5)
-----------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
 Interest and other borrowing costs (7)                                                  1.09% (9)                0.79% (9)
 Operating expenses (7)                                                                  1.50% (9)                1.08% (9)
Belcrest Capital Fund LLC Expenses
 Interest and other borrowing costs (4)(8)                                               0.36% (9)                0.27% (9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating expenses (3)(4)                                1.08% (9)                0.78% (9)
                                                                                  -------------------------------------------------
Total expenses                                                                           4.03% (9)                2.92% (9)

Net investment income                                                                    2.15% (9)                1.56% (9)
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
-----------------------------------------------------------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                                                                     $ 2,716,520
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                                   0.61%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(2) Average Gross Assets is defined as the average daily amount of all assets of Belcrest Capital Fund LLC (Belcrest Capital) (not including its investment in Belcrest Realty Corporation (Belcrest Realty)) plus all assets of Belcrest Realty minus the sum of each entity's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.
(3) Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from the Portfolio.
(4) Includes the expenses of Belcrest Capital and Belcrest Realty. Does not include expenses of the real estate subsidiaries majority-owned by Belcrest Realty.
(5) For the purpose of calculating ratios, the income and expenses of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.
(6)  Calculated using average shares outstanding.
(7) Includes Belcrest Realty's proportional shares of expenses incurred by its majority-owned subsidiaries.
(8) Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

1    Basis of Presentation

The condensed consolidated interim financial statements of Belcrest Capital Fund LLC (Belcrest Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund's latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2003 has been derived from the December 31, 2003 audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  period's  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

2    Investment Transactions

The following table summarizes the Fund's investment transactions for the three months ended March 31, 2004 and March 31, 2003:

                                                 Three Months Ended          Three Months Ended
       Investment Transaction                      March 31, 2004              March 31, 2003
------------------------------------------------------------------------------------------------
Increases in investment in Belvedere Company       $      -                    $  23,700,000
Decreases in investment in Belvedere Company       $  50,588,984               $  39,804,648
Purchases of Partnership Preference Units (1)      $ 139,065,289               $           -
Sales of Partnership Preference Units (2)          $  54,034,705               $           -
Sales of other real estate (3)                     $  28,699,431               $           -
------------------------------------------------------------------------------------------------

(1) Purchases of Partnership Preference Units during the three months ended March 31, 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management and Research (Boston Management).

(2) Sales of Partnership Preference Units for the three months ended March 31, 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $159,204 was recognized.

(3) During the three months ended March 31, 2004, Belcrest Realty Corporation (Belcrest Realty) sold its majority interest in Casco Property Trust, LLC (Casco) to another investment fund advised by Boston Management, for which a loss of $14,221,385 was recognized.

During the three months ended March 31, 2003, the Fund exchanged Partnership Preference Units in the amount of $6,440,043 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $3,087,607 and $3,352,436, respectively. The secured note receivable (valued at $3,663,758 as of March 31, 2004 and $3,391,673 as of March 31, 2003) earns interest of 8% per annum and matures in February 2013 or on demand.

3    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the three months ended March 31, 2004 and March 31, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                              Three Months Ended     Three Months Ended
                                                                                March 31, 2004         March 31, 2003
-----------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio (1)                              $11,520,846,141        $ 8,400,349,853
The Fund's investment in Belvedere Company (2)                                 $ 2,809,547,176        $ 2,294,359,439
Income allocated to Belvedere Company from the Portfolio                       $    39,365,471        $    32,398,573
Income allocated to the Fund from Belvedere Company                            $     9,811,867        $     8,911,167
Expenses allocated to Belvedere Company from the Portfolio                     $    12,634,511        $     9,667,954
Expenses allocated to the Fund from Belvedere Company                          $     4,235,876        $     3,564,995
Net realized gain (loss) allocated to Belvedere Company from the Portfolio     $    41,048,575        $   (37,772,155)
Net realized gain (loss) allocated to the Fund from Belvedere Company          $    10,298,643        $   (10,452,878)
Change in unrealized appreciation (depreciation) allocated to Belvedere
 Company from the Portfolio                                                    $   163,577,445        $  (389,828,192)
Change in unrealized appreciation (depreciation) allocated to the Fund
 from Belvedere Company                                                        $    42,849,016        $  (107,493,190)
-----------------------------------------------------------------------------------------------------------------------

(1) As of March 31, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 63.9% and 61.1% of the Portfolio's net assets, respectively.

(2) As of March 31, 2004 and 2003, the Fund's investment in Belvedere Company represents 24.4% and 27.3% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at March 31, 2004, December 31, 2003 and March 31, 2003 and its operations for the three months ended March 31, 2004, for the year ended December 31, 2003 and for the three months ended March 31, 2003 follows:

                                        March 31,               December 31,               March 31,
                                          2004                      2003                      2003
                                     --------------------------------------------------------------------
Investments, at value               $ 18,003,359,532          $ 17,584,390,762          $ 13,797,517,752
Other assets                              25,944,066                25,462,745                24,535,362
---------------------------------------------------------------------------------------------------------

Total assets                        $ 18,029,303,598          $ 17,609,853,507          $ 13,822,053,114
Total liabilities                            254,697                   264,502                73,659,303
---------------------------------------------------------------------------------------------------------
Net assets                          $ 18,029,048,901          $ 17,609,589,005          $ 13,748,393,811
=========================================================================================================
Dividends and interest              $     62,101,320          $    232,925,912          $     53,431,732
---------------------------------------------------------------------------------------------------------
Investment adviser fee              $     19,348,796          $     67,584,543          $     15,490,999
Other expenses                               598,921                 2,295,653                   477,083
---------------------------------------------------------------------------------------------------------
Total expenses                      $     19,947,717          $     69,880,196          $     15,968,082
---------------------------------------------------------------------------------------------------------
Net investment income               $     42,153,603          $    163,045,716          $     37,463,650
Net realized gain (loss)                  64,894,806                70,909,770               (62,969,970)
Net change in unrealized
 appreciation (depreciation)             261,922,214             3,174,709,110              (649,928,537)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in net
 assets from operations             $    368,970,623          $  3,408,664,596          $   (675,434,857)
---------------------------------------------------------------------------------------------------------

4    Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2004 and December 31, 2003, are listed below.

                Notional                                       Initial                        Unrealized         Unrealized
                 Amount                                       Optional         Final         Depreciation      Appreciation
  Effective      (000's      Fixed          Floating         Termination    Termination      at March 31,      at December 31,
    Date        omitted)      Rate            Rate              Date            Date             2004               2003
-----------------------------------------------------------------------------------------------------------------------------------
   02/04       $ 78,620      5.00%         LIBOR + 0.30%        08/04          06/10        $   (610,880)        $        -
   10/03         78,620      5.05%         LIBOR + 0.30%        02/04          06/10                   -*           197,524
   10/03        128,116      4.865%        LIBOR + 0.30%        07/04          06/10            (585,103)           451,953
   10/03        170,000      4.795%        LIBOR + 0.30%        09/04          06/10            (944,938)           695,087
   10/03         63,526      4.69%         LIBOR + 0.30%        02/05          06/10            (456,632)           305,966
   10/03         55,375      4.665%        LIBOR + 0.30%        03/05          06/10            (429,986)           272,239
   10/03         80,965      4.145%        LIBOR + 0.30%        03/10          06/10          (1,789,703)           527,521
   10/03         47,253      4.045%        LIBOR + 0.30%          -            06/10            (828,636)           544,812
   06/10          3,870      6.29%         LIBOR + 0.30%          -            07/15             (41,230)            11,026
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            $ (5,687,108)        $3,006,128
-----------------------------------------------------------------------------------------------------------------------------------

*    Agreement was terminated on the Initial Optional Termination Date.

5    Debt

A Credit Facility - On March 16, 2004, Belcrest Capital amended its credit agreement with DrKW Holdings, Inc. to establish a borrowing limit of $720,000,000 under that agreement. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of March 31, 2004, outstanding borrowings under this credit arrangement totaled $720,000,000.

B Mortgages - In February 2004, in conjunction with the sale of Belcrest Realty's majority interest in Casco (Note 2), the mortgage payable by Casco was disposed of. At the time of the transaction, the loan balance was $120,901,649.

Rental property held by Belcrest Realty's controlled subsidiaries is financed through mortgages issued to the controlled subsidiaries. The mortgages are secured by a rental property or properties. The mortgages are generally without recourse to Belcrest Realty and Belcrest Capital, except, in the case of Casco (for the period from January 1, 2004 to February 24, 2004), for certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting the rental property subject to the mortgages. Belcrest Capital and Belcrest Realty have received indemnification from the Casco Minority Shareholder for certain of such potential liabilities. In addition, Belcrest Realty has indemnified the Bel Alliance Minority Shareholder from certain losses arising from the Bel Alliance Minority Shareholder's guaranty of certain exceptions to the generally non-recourse nature of Bel
Alliance Properties LLC's (Bel Alliance) mortgages (which exceptions are substantially the same as those described for the Casco mortgages, but only to the extent that such losses are caused by Belcrest Realty.) The mortgage debt obligation of Bel Santa Ana LLC (Bel Santa Ana) is generally without recourse to Belcrest Realty, Belcrest Capital and Shareholders. Belcrest Capital and Belcrest Realty may, however, be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants.

The mortgage agreements relating to the rental properties held by Bel Alliance require certain covenants be met, including a covenant that trade payables and accrued expenses incurred in the ordinary course of business in the aggregate will not exceed 1% of the outstanding principal balance of the loan. At March 31, 2004, this covenant was not met for certain mortgage agreements, of which the aggregate principal balance at March 31, 2004 totals $167.1 million, or 42% of the total mortgages outstanding. The mortgage agreements provide for a cure period of 30 days after written notification from the lenders, with a further extension of up to 60 additional days. As of March 31, 2004 the lenders had not provided such notice. It is uncertain as to whether the lenders will seek to enforce the provisions of the mortgage agreements. Bel Alliance may choose not to commit additional equity to cure certain of these technical defaults. If the lenders pursue enforcement and a mutually acceptable arrangement with the lenders cannot be reached, the result could be a foreclosure on some or all of those investment properties that secure such mortgages. However, the Fund's current net investment in Bel Alliance would not be negatively impacted if a foreclosure on some or all of those investment properties that secure such mortgages were to occur, based on the current valuations of the affected properties and the related mortgages. The eventual outcome of this matter cannot be determined at this time. The mortgages are generally without recourse to the other assets of Bel Alliance, Belcrest Capital and Belcrest Realty. The technical default of certain mortgage agreements does not affect Belcrest Capital's liquidity.

During the three months ended March 31, 2004, Bel Alliance chose not to commit additional equity to rental properties operating at deficits for payment of principal and interest due on certain mortgages related to rental properties operating at deficits. The rental properties are the only source of security for these mortgages. As a result, Bel Alliance has reduced the carrying value of certain mortgages notes by $17,090,168 as of March 31, 2004 and $22,432,314 as of December 31, 2003 to the estimated fair value of the underlying real estate.

6    Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate assets through its subsidiary, Belcrest Realty. As of March 31, 2004, Belcrest Realty invested directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through controlled subsidiaries, BSA and Bel Alliance. Management services for the real property held by Bel Alliance are provided by an affiliate of its minority shareholder. The management agreement provides for a management fee and allows for reimbursement of payroll and other direct expenses incurred by the manager in conjunction with managing properties. Belcrest Realty is currently disputing certain expenditures, allocations and reimbursements by the property manager under the management agreement. For the period from January 1, 2004 to February 24, 2004, Belcrest Realty also invested in Casco.


Belcrest Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for the Fund on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2004                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     5,575,991       $  38,188,142        $    43,764,133
Interest expense on mortgages                                          -         (9,645,194)             (9,645,194)
Interest expense on Credit Facility                                    -         (2,373,842)             (2,373,842)
Operating expenses                                              (552,025)       (15,193,961)            (15,745,986)
Minority interest in net income of
 controlled subsidiaries                                               -           (245,705)               (245,705)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                        $ 5,023,966       $ 10,729,440         $    15,753,406
Net realized gain (loss)                                      10,298,643        (18,055,676)             (7,757,033)
Change in unrealized appreciation (depreciation)              42,849,016         (4,547,463)             38,301,553
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from
 operations of reportable segments                       $    58,171,625       $(11,873,699)        $    46,297,926
--------------------------------------------------------------------------------------------------------------------

                                                            Tax-Managed
For the Three Months Ended                                    Growth               Real
March 31, 2003                                              Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Revenue                                                  $     5,346,172       $ 42,090,566         $    47,436,738
Interest expense on mortgages                                          -        (10,348,506)            (10,348,506)
Interest expense on Credit Facility                                    -         (3,549,586)             (3,549,586)
Operating expenses                                              (349,789)       (15,795,837)            (16,145,626)
Minority interest in net income of
 controlled subsidiaries                                               -           (957,405)               (957,405)
--------------------------------------------------------------------------------------------------------------------
Net investment income                                    $     4,996,383       $ 11,439,232         $    16,435,615
Net realized loss                                            (10,452,878)       (11,665,515)            (22,118,393)
Change in unrealized appreciation (depreciation)            (107,493,190)        17,119,379             (90,373,811)
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net assets from
 operations of reportable segments                       $  (112,949,685)      $ 16,893,096         $   (96,056,589)
--------------------------------------------------------------------------------------------------------------------

                                                            Tax-Managed
                                                              Growth               Real
At March 31, 2004                                           Portfolio*            Estate                Total
--------------------------------------------------------------------------------------------------------------------
Segment assets                                           $ 2,809,547,176       $ 1,011,668,268      $ 3,821,215,444
Segment liabilities                                               98,834         1,128,846,935        1,128,945,769
--------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments          $ 2,809,448,342       $  (117,178,667)     $ 2,692,269,675
--------------------------------------------------------------------------------------------------------------------


At December 31, 2003
--------------------------------------------------------------------------------------------------------------------
Segment assets                                           $ 2,801,412,510       $ 1,099,020,956      $ 3,900,433,466
Segment liabilities                                                1,059         1,197,408,196        1,197,409,255
--------------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments          $ 2,801,411,451       $   (98,387,240)     $ 2,703,024,211
--------------------------------------------------------------------------------------------------------------------

* Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                                                   Three Months       Three Months
                                                                                      Ended              Ended
                                                                                  March 31, 2004     March 31, 2003
                                                                                 ----------------   ----------------
Revenue:
 Revenue from reportable segments                                                 $ 43,764,133        $ 47,436,738
 Unallocated amounts:
  Interest earned on cash not invested in the Portfolio or in subsidiaries             101,148             116,781
                                                                                 ----------------   ----------------
Total revenue                                                                     $ 43,865,281        $ 47,553,519
                                                                                 ----------------   ----------------
Net increase (decrease) in net assets from operations:
 Net increase (decrease) in net assets from operations of reportable segments     $ 46,297,926        $(96,056,589)
Unallocated amounts:
 Interest earned on cash not invested in the Portfolio or in subsidiaries              101,148             116,781
Unallocated amounts (1):
 Distribution and servicing fees                                                    (1,002,601)           (788,949)
 Interest expense on Credit Facility                                                   (98,910)            (72,441)
 Audit, tax and legal fees                                                             (53,304)            (32,125)
 Other operating expenses                                                              (18,468)            (21,461)
                                                                                 ----------------   ----------------
Total net increase (decrease) in net assets from operations                       $ 45,225,791        $(96,854,784)
                                                                                 ----------------   ----------------


                                                                                  March 31, 2004     December 31, 2003
                                                                                 ----------------   -------------------
Net assets:
     Net assets of reportable segments                                            $2,692,269,675      $2,703,024,211
     Unallocated cash (2)                                                              7,068,939              20,001
     Short-term investments(2)                                                        39,746,000          48,059,348
     Loan payable-Credit Facility(3)                                                 (22,444,861)        (14,989,056)
     Other liabilities                                                                  (119,883)         (6,929,912)
                                                                                 ----------------   -------------------
Total net assets                                                                  $2,716,519,870      $2,729,184,592
                                                                                 ----------------   -------------------

(1) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belcrest Capital, and do not pertain to either operating segment.
(2) Unallocated cash and short-term investments represents cash and cash equivalents not invested in the Portfolio or real estate assets.
(3) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

7    Subsequent Events

On May 3, 2004, Belcrest Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary. This controlled subsidiary will indirectly own certain industrial properties with an estimated value of approximately $461,000,000 at acquisition. Belcrest Realty is expected to own an 80% interest in the controlled subsidiary and a minority shareholder will own the remaining interest. Based on the terms of the current agreements, Belcrest Realty expects to acquire the investment in the third quarter of 2004. The minority shareholder of the controlled subsidiary, or an affiliate thereof, will manage the real property.

It is expected that the real property will be financed through first mortgage loans secured by the properties and an assignment of certain leases and rents. The loans are expected to be without recourse to Belcrest Capital and Belcrest Realty. No financing agreement has been entered into at this time.

On May 3, 2004, Belcrest Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in the controlled subsidiary for the purpose of hedging the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over an expected 8-year term. Under such agreement, Belcrest Capital has agreed to made periodic payments at fixed rates in exchange for payments at floating rates. The notional amount of the contract is $248,800,000, which approximates Belcrest Capital's expected 80% interest in the anticipated secured debt of the controlled subsidiary. The floating interest rate to be received by Belcrest Capital is three-month LIBOR and the fixed interest rate to be paid by Belcrest Capital is 4.875%. The swap agreement entered into by Belcrest Capital is effective in June 2004 and terminates in June 2012.

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

Results of Operations for the Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

(a) Results of Operations.

Increases and decreases in the Fund's net asset value per share are derived from net investment income or loss, and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income of the controlled subsidiaries of Belcrest Realty Corporation (Belcrest Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belcrest Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belcrest Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belcrest Realty's controlled subsidiaries, interest expense on the Fund's credit arrangements (the Credit Facility), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belcrest Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belcrest Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

Performance of the Fund.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments held through Belcrest Realty, Eaton Vance considers whether, through current returns and changes in valuation, the real

 1 Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

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

The Fund's total return was 1.64% for the quarter ended March 31, 2004. This return reflects an increase in the Fund's net asset value per share from $104.87 to $106.19 and a distribution of $0.39 per share during the period. For comparison, the S&P 500 had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.48% during the period. Last year, the Fund's total return was -4.26% for the quarter ended March 31, 2003 . This return reflected a decrease in the Fund's net asset value per share from $82.94 to $79.01 and a distribution of $0.43 per share during the period. For comparison, the S&P 500 had a total return of -3.15% over the same period . The performance of the Fund exceeded that of the Portfolio by approximately 0.45% during th at period.

Performance of the Portfolio. For the quarter ended March 31, 2004, the Portfolio's total return was 2.12%, compared to -4.71% for the quarter ended March 31, 2003. International unrest coupled with weak employment, a struggling dollar and surging oil prices pressured domestic markets in the first quarter of 2004. Like the quarter ended March 31, 2003, volatility was high during the first quarter of 2004. However, unlike the first quarter of 2003, major indices experienced positive returns in 2004 as fiscal and monetary stimuli supported robust corporate earnings and productivity growth. During the first quarter of 2004, companies on average reported better than expected sales trends, increased dividends and initiated sizeable share buybacks reflecting a steady global economic recovery. While large capitalization stocks outperformed smaller capitalization stocks during the first quarter of 2003, small capitalization stocks outperformed large-cap companies during the later months of 2003, and continued to do so in the first quarter of 2004. In addition, during the first quarter of 2004 higher quality stocks regained performance leadership over last year's prevailing higher volatility stocks.

During the quarter ended March 31, 2004, the Portfolio's sector allocation remained similar to its allocation at March 31, 2003. The Portfolio's stronger quarterly performance relative to the S&P 500 during the first quarter of 2004 resulted from its diversified industry exposure and positive stock selection decisions. During the quarter ended March 31, 2004, the Portfolio remained underweight in the information technology sector, the market's weakest performing sector. Stock selection by the Portfolio's investment adviser, Boston Management and Research ( Boston Management ), in the computer peripherals and electronic equipment industries was particularly beneficial to the Portfolio's performance during the first quarter of 2004. Similar to the first quarter of 2003, valuation concerns prompted a de-emphasis of the telecommunication sector during the first quarter of 2004. However, telecommunication services stocks generally performed well during the first quarter of 2004. Similar to the first quarter of 2003, the Portfolio was overweight the industrials sector. During the first quarter of 2004, attractive valuations and positive secular business trends helped machinery, building products and airfreight stocks of the aforementioned sector advance higher.

In the first quarter of 2003, Boston Management began increasing the Portfolio's exposure to the energy sector, a change from its previous underweight stance versus the S&P 500. This allocation shift has aided performance, as oil exploration and other energy equipment and service names benefited from rising oil prices. Although the Portfolio's relative overweight of the financials sector contributed to its positive return during the quarter ended March 31, 2004 , the sub-par performance of its commercial bank and capital market stocks hindered returns during the quarter . While Boston Management remained optimistic on the consumer, it slightly trimmed the Portfolio's relative overweight in the consumer discretionary and staples sectors. Portfolio holdings in leisure, retail, and personal products benefited from continued consumer spending driven by tax refunds, strong refinancing activity and increases in wages and salaries. The Portfolio maintained an underweight of the healthcare sector relative to the S&P 500 during the quarter ended March 31, 2004, but added to holdings of stronger quarterly performers such as healthcare equipment and service companies.

Performance of Real Estate Investments. The Fund's real estate investments are held through Belcrest Realty . As of March 31, 2004, real estate investments included a majority interest in a real estate joint venture (the Real Estate Joint Venture), a portfolio of Partnership Preference Units that generally are affiliated with publicly traded and private real estate investment trusts
(REITs),  and a property  subject to a  long-term  triple net lease (Net  Leased
Property). As of March 31, 2004 , the estimated fair value of the Fund's real estate investments represented 25.7% of the Fund's total assets. Adjusting for the minority interest of the real estate operating company that is the principal minority investor in the Real Estate Joint Venture as of March 31, 2004, the Fund's real estate investments represented 32.8% of the Fund's net assets.

During the quarter ended March 31, 2004, Belcrest Realty sold its interest in a Real Estate Joint Venture, Casco Property Trust LLC ( Casco ), for approximately

$28.7 million to another investment fund advised by Boston Management. Belcrest Realty recognized a loss of $14.2 million on the sale. The loss represented the realization, as a result of the sale, of previously recorded unrealized depreciation of the real estate investment value.

Like the quarter ended March 31, 2003, the operations of Belcrest Realty's Real Estate Joint Ventures were impacted by weak multifamily market fundamentals during the quarter ended March 31, 2004. Rental income from real estate operations fell to $24.6 million for the quarter ended March 31, 2004 from $28.3 million for the quarter ended March 31, 2003, a decrease of $3.7 million or 13%. The decrease in rental income was due to the sale of Casco during the quarter ended March 31, 2004 and lower rental revenue at the properties owned by Belcrest Realty's remaining Real Estate Joint Venture. During the quarter ended March 31, 2004, rental revenue was affected by reduced apartment rental rates, increased rent concessions and lower occupancy levels at properties owned by the Real Estate Joint Venture, trends that continued from 2003.

Property operating expenses for Belcrest Realty's Real Estate Joint Ventures decreased to approximately $13.6 million for the quarter ended March 31, 2004 from approximately $13.9 million for the quarter ended March 31, 2003, a decrease of $0.3 million or 2% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $1.6 million for the quarter ended March 31, 2004 and approximately $1.9 million for the quarter ended March 31, 2003). This decrease in expenses was primarily due to the sale of Casco, offset in part by increases in operating expenses at the properties owned by Belcrest Realty's remaining Real Estate Joint Venture. The Real Estate Joint Venture's 3% property operating expense increase was comprised of a 6% increase in property and maintenance expenses, offset somewhat by an 8% decline in taxes and insurance expenses. The near-term outlook for multifamily property operations continues to be weak. While anticipated economic and employment growth is expected to lead to improvements over the longer term, significant employment growth has not yet occurred in most markets and low interest rates have contributed to continued apartment move-outs due to new home purchases and increased competition for new residents from ongoing development of new multifamily properties. As a result, Boston Management, Belcrest Realty's manager, expects that real estate operating results in 2004 will continue to be similar to 2003's results. Under the net lease agreement, the tenant of the Net Leased Property owned by Belcrest Realty pays all property operating expenses. As a result, Belcrest Realty does not record operating expenses for the Net Leased Property.

At March 31, 2004, the estimated fair value of the real properties held through Belcrest Realty was $451.1 million compared to $623.8 million at March 31, 2003, a decrease of $172.7 million or 28%. The decrease was due to the sale of Belcrest Realty's interest in Casco and lower values for the properties held by Belcrest Realty's remaining Real Estate Joint Venture. Despite weak market conditions, declines in asset values for multifamily properties have generally been modest as lower near-term property earnings expectations have been offset in part by lower capitalization rates. The Fund saw net unrealized appreciation of the estimated fair value in its other real estate investments (which includes Belcrest Realty's Net Leased Property and its majority interest in the Real Estate Joint Venture) of approximately $11.1 million during the quarter ended March 31, 2004 compared to unrealized depreciation of approximately $24.6 million for the quarter ended March 31, 2003. Net unrealized appreciation of $11.1 million for the quarter ended March 31, 2004 consisted of approximately $3.9 million of unrealized depreciation in the value of Belcrest Realty's remaining Real Estate Joint Venture offset by the reclassification of previously recorded unrealized depreciation as realized losses in the amount of $15.0 million due to the sale during the quarter of Casco. During the quarter ended March 31, 2003, Belcrest Realty experienced modest decreases in property values resulting from declines in near-term earnings expectations and the economic downturn. However, declines in asset values for multifamily properties during the quarter ended March 31, 2003 were generally modest as decreases in capitalization rates largely offset declining income levels.

During the quarter ended March 31, 2004, certain rental properties that are owned by Belcrest Realty's remaining Real Estate Joint Venture and which secure certain mortgage notes payable continued to operate at deficits, and it is expected that no financial resources will be provided by the Real Estate Joint Venture to fund such deficits. As of December 31, 2003, the related mortgage notes payable balances reported on the Fund's financial statements were reduced by $22.4 million to the estimated amount at which they could have been settled in a then current transaction (which amount equaled the estimated fair value of such rental properties). The adjustment was reported as unrealized appreciation of real estate investments for the quarter ended December 31, 2003. Subsequent net increases to the estimated fair value of such rental properties and corresponding increases to the estimated amount at which the mortgage notes payable balances could be settled of approximately $5.3 million have been reported on the Fund's unaudited financial statements for the quarter ended March 31, 2004 included in Item 1 above as unrealized appreciation and depreciation, respectively, of real estate investments.

On May 3, 2004, Belcrest Realty entered into agreements to establish Allagash Property Trust (Allagash), form ProLogis Six Rivers Limited Partnership (in association with subsidiaries of other investment funds advised by Boston Management and ProLogis, a publicly-held REIT) (Six Rivers) and merge Six Rivers with Keystone Property Trust, a publicly-held REIT (Keystone). It is expected that the merger will be consummated during the third quarter of 2004, subject to the satisfaction of certain conditions precedent. Upon the ultimate consummation of the transactions, Belcrest Realty will own an 80% interest in Allagash and ProLogis will own a 20% interest in Allagash. Allagash will own a partnership interest in Six Rivers through which it will own 100% of the economic interest in certain industrial properties acquired through the merger of Six Rivers and Keystone and valued at approximately $461 million at the date of acquisition. Prologis, or an affiliate thereof, will manage the properties. It is anticipated that Keystone's existing direct fixed-rate obligations will be retired after the merger date. It is anticipated that first mortgage financing estimated to be 60-65% of the property value will be obtained in connection with the acquisition and will be secured by the properties. There can be no assurance that the conditions precedent to the consummation of the transactions described above will be satisfied or that the financing required to acquire the properties will be obtained.

During the quarter ended March 31, 2004, Belcrest Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $54.0 million (including sales to other investment funds advised by Boston Management), recognizing gains of approximately $1.1 million on the transactions. During the quarter ended March 31, 2004, Belcrest Realty also acquired interests in additional Partnership Preference Units from other investment funds advised by Boston Management totaling approximately $139.1 million. At March 31, 2004, the estimated fair value of Belcrest Realty's Partnership Preference Units totaled $537.3 million compared to $574.9 million at March 31, 2003, a decrease of $37.6 million or 7%. The decrease was due to fewer Partnership Preference Units held at March 31, 2004 and to decreases in the per unit values of the Partnership Preference Units held at March 31, 2004 due to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as Belcrest Realty's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belcrest Realty during the quarter ended March 31, 2003 were no longer held at March 31, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $6.9 million during the quarter ended March 31, 2004 compared to unrealized appreciation of approximately $32.8 million for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, net unrealized depreciation of $6.9 million consisted of approximately $5.5 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belcrest Realty at March 31, 2004 (as described above), and approximately $1.4 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004. During the quarter ended March 31, 2003, Partnership Preference Units generally benefited from declining interest rates and tightening spreads in income-oriented securities, particularly in real estate-related securities.

Distributions from Partnership Preference Units for the quarter ended March 31, 2004 totaled $13.5 million compared to $13.8 million for the quarter ended March 31, 2003, a decrease of $0.3 million or 2%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as to lower average yields for the Partnership Preference Units held during the quarter ended March 31, 2004.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $13.6 million, compared to approximately $3.4 million of net realized and unrealized losses for the quarter ended March 31, 2003. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2004 consisted of $8.7 million of unrealized depreciation due to changes in swap agreement valuations and $4.9 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended March 31, 2003, the Fund had unrealized appreciation of $8.9 million due to swap agreement valuation changes, offset by $12.3 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended March 31, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance from changes in swap valuations for the quarter ended March 31, 2003 was due to the Fund's swap agreements approaching optional termination dates, as relevant swap rates were substantially unchanged.

(b) Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's equity in its real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of
outstanding  borrowings  thereunder.   As  of  March  31,  2004,  the  Fund  had
outstanding borrowings of $720.0 million and unused loan commitments of $138.0 million under the Credit Facility. During the quarter ended March 31, 2004, the Fund amended its loan agreement with DrKW Holdings, Inc. to establish a borrowing limit of $860 million under that agreement.

On May 3, 2004, Belcrest Realty entered an agreement to establish and acquire a majority interest in a Real Estate Joint Venture, Allagash. Belcrest Realty's acquisition of its interest in Allagash is expected to occur in the third quarter of 2004. Allagash is expected to indirectly own industrial properties with a value of approximately $461 million at acquisition. Belcrest Realty will own 80% of the interests in Allagash. The amount of Belcrest Realty's net investment in Allagash will depend in part on the terms of the anticipated mortgage financing to be obtained for the real estate assets, closing costs and other consideration. The Fund plans to increase its borrowings under the existing Credit Facility to fund its equity in Allagash and has begun discussions with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. in anticipation of its investment in Allagash.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $5.7 million. As of March 31, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $52.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture and Net Leased Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belcrest Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                   by Contractual Maturity and Callable Date
                     for the Twelve Months Ended March 31,*

                                                                                                              Estimated
                                       2005         2006-2008      2009       Thereafter        Total        Fair Value
----------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
----------------------------------
Long-term debt:
----------------------------------

                                                                                                              Estimated
                                       2005         2006-2008      2009       Thereafter        Total        Fair Value
----------------------------------------------------------------------------------------------------------------------------
Fixed-rate mortgages                                           $90,081,831   $324,128,348    $414,210,179    $419,700,000

Average interest rate                                                 7.22%          7.94%           7.78%
----------------------------------
Variable-rate Credit Facility                                                $720,000,000    $720,000,000    $720,000,000

Average interest rate                                                                1.39%          1.39%
----------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
----------------------------------
Pay fixed/receive variable
interest rate swap agreements                                                $627,725,000    $627,725,000    $ (5,687,108)

Average pay rate                                                                     4.68%           4.68%
Average receive rate                                                                 1.39%           1.39%
----------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
----------------------------------
Fixed-rate Partnership
Preference Units:
----------------------------------
Cabot Industrial Properties,
L.P., 8.625% Series B Cumulative
Redeemable Preferred Units,
Callable 4/29/04,
Current Yield: 8.30%                $15,569,810                                              $ 15,569,810    $ 15,071,300

Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units, Callable
12/2/08, Current Yield: 8.63%                                  $65,626,653                   $ 65,626,653    $ 64,776,900

Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable
Perpetual Preferred Units,
Callable 2/24/09, Current
Yield: 7.39%                                                   $39,244,840                   $ 39,244,840    $ 39,232,000

Essex Portfolio, L.P., 7.875%
Series B Cumulative
Redeemable Preferred Units,
Callable 12/31/09, Current
Yield: 7.58%                                                                  $  9,313,677   $  9,313,677    $  9,609,289

Liberty Property L.P., 9.25%
Series B Cumulative
Redeemable Preferred Units,
Callable 7/28/04, Current
Yield: 9.06%                        $46,625,000                                              $ 46,625,000    $ 47,613,450

                                                                                                              Estimated
                                       2005         2006-2008      2009       Thereafter        Total        Fair Value
---------------------------------------------------------------------------------------------------------------------------------
MHC Operating Limited
Partnership, 9% Series D
Cumulative Redeemable
Perpetual Preference Units,
Callable 9/29/04, Current
Yield: 8.86%                        $55,000,000                                              $ 55,000,000    $ 55,880,000

National Golf Operating
Partnership, L.P., 9.30%
Series A Cumulative
Redeemable Preferred Units,
Callable 2/6/03, Current
Yield: 9.26%                        $27,877,518                                              $ 27,877,518    $ 31,692,552

National Golf Operating
Partnership, L.P., 9.30%
Series B Cumulative
Redeemable Preferred Units,
Callable 2/6/03, Current
Yield: 9.26%                        $29,833,200                                              $ 29,833,200    $ 30,120,000

PSA Institutional Partners,
L.P., 6.40% Series NN
Cumulative Redeemable
Perpetual Preferred Units,
Callable 3/17/10, Current
Yield: 6.90%                                                                  $ 55,375,000   $ 55,375,000    $ 51,343,700

Price Development Company,
L.P., 8.95% Series B
Cumulative Redeemable
Preferred Partnership Units,
Callable 7/28/04, Current
Yield: 8.86%                        $44,089,925                                              $ 44,089,925    $ 44,818,750

Regency Centers, L.P., 9.125%
Series D Cumulative Redeemable
Preferred Units, Callable
9/29/04, Current Yield: 8.90%       $50,598,110                                              $ 50,598,110    $ 51,245,000

Sun Communities Operating
L.P., 8.875% Series A
Cumulative Redeemable
Perpetual Preferred Units,
Callable 9/ 29/04, Current
Yield: 8.71%                        $20,942,560                                              $ 20,942,560    $ 20,368,000

Urban Shopping Centers, L.P.,
9.45% Series D Cumulative
Redeemable Perpetual
Preferred Units, Callable
10/1/04, Current Yield: 9.20%       $60,000,000                                              $ 60,000,000    $ 61,662,480

                                                                                                              Estimated
                                       2005         2006-2008      2009       Thereafter        Total        Fair Value
---------------------------------------------------------------------------------------------------------------------------------
Vornado Realty, L.P.,
7% Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08, Current
Yield: 7.04%(1)                     $13,766,505                                              $ 13,766,505    $ 13,913,367
----------------------------------
Note Receivable:
----------------------------------
Fixed-rate note receivable, 8%                                               $  3,352,436    $  3,352,436    $  3,663,758

 * The investments listed reflect holdings as of March 31, 2004. The Fund's current holdings may differ.

(1) Belcrest Realty's interest in these Partnership Preference Units is held through Bel Holdings LLC.

Item 4. Controls and Procedures.

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended March 31, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                          Total No. of Shares        Average Price Paid Per
Month Ended                  Redeemed(1)                    Share
------------------------------------------------------------------------------
January 31, 2004               67,098.824                  $105.76
------------------------------------------------------------------------------
February 29, 2004             302,846.727                  $107.37
------------------------------------------------------------------------------
March 31, 2004                112,710.809                  $104.96
------------------------------------------------------------------------------
Total                         482,656.360                  $105.47
------------------------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of Shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports On Form 8-K:

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(a) Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belcrest Capital Fund LLC and DrKW Holdings, Inc.

4.2(a) Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belcrest Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

21        List of Subsidiaries

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2004.




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

                                  EXHIBIT INDEX
                                  -------------

4.1(a) Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belcrest Capital Fund LLC and DrKW Holdings, Inc.

4.2(a) Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belcrest Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

21        List of Subsidiaries

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