Form 10-K/A
period 2003-12-31
BELCREST CAPITAL FUND LLC
filed 2004-06-30
CIK 1070495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003
                          Commission File No. 000-30509
                                              ---------

                      Belcrest Capital Fund LLC (the Fund)
                      ------------------------------------
             (Exact name of registrant as specified in its charter)
           Securities registered pursuant to Section 12(g) of the Act:


             Massachusetts                             04-3453080
             -------------                             ----------
        (State of organization)          ( I.R.S. Employer Identification No.)


            The Eaton Vance Building
                255 State Street
             Boston, Massachusetts                       02109
             ---------------------                       -----
    (Address of principal executive offices)           (Zip Code)


                                                      617-482-8260
    Registrant's telephone number:                    ------------


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

                                   YES [X]      NO [ [


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

                           Incorporation by Reference:
                           ---------------------------

                                      None.

                    The Exhibit Index is located on page 72.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) is being filed to amend the Annual Report on Form 10-K of Belcrest Capital Fund LLC (the Fund) for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004 (the Original 10-K). The purpose of the Amendment is (i) to amend "Results of Operations" in Item 7, (ii) to state that the Estimated Fair Value of instruments included in the table in Item 7A is at December 31, 2003, (iii) to amend Item 8 and Item 15, and (iv) to include audited consolidated financial statements for the Fund prepared in accordance with the requirements of Rules 3-01 and 3-02 of Article 3 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The audited consolidated financial statements included in the Original 10-K were prepared in accordance with Rule 3-18 of Article 3 of Regulation S-X.

While only certain portions of the Original 10-K have been amended, for convenience and ease of reference the Fund is filing the entire Form 10-K in an amended and restated format. Unless stated otherwise, all information contained in the Amendment is as of December 31, 2003. We have not updated the disclosure contained in the Original 10-K to reflect any events that have occurred since that date.

                            Belcrest Capital Fund LLC
                              Index to Form 10-K/A

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

         The Fund's Investment in Belvedere Capital Fund Company LLC and
          Tax-Managed Growth Portfolio..................................... 2
            Belvedere Company.............................................. 2
            The Portfolio.................................................. 2
            The Portfolio's Investment Objective and Policies.............. 3
            The Portfolio's Tax-Sensitive Management Strategies............ 3

         The Fund's Real Estate Investments through Belcrest Realty
          Corporation...................................................... 4
            Real Estate Joint Venture Investments.......................... 4
            Partnership Preference Units................................... 6
            Net Leased Property ........................................... 6
            Organization of Belcrest Realty and the Real Estate
             Joint Ventures ............................................... 6

         Fund Borrowings................................................... 7
            Interest Rate Swap Agreements.................................. 7

         The Eaton Vance Organization...................................... 7
            Conflicts of Interest ......................................... 7

2     Properties........................................................... 8

3     Legal Proceedings.................................................... 8

4     Submission of Matters to a Vote of Security Holders.................. 8

                                     PART II
                                     -------

5     Determining Net Asset Value, Market for Fund Shares
       and Related Shareholder Matters..................................... 9

         Market Information, Restrictions on Transfers and Redemption
          of Shares........................................................ 9
            Transfers of Fund Shares....................................... 9
            Redemption of Fund Shares...................................... 9
            Determining Net Asset Value....................................10
            Historic Net Asset Values .....................................11
         Record Holders of Shares of the Fund..............................11
         Distributions.....................................................11
            Income and Capital Gain Distributions..........................11
            Special Distributions..........................................12

6     Selected Financial Data..............................................12
         Table of Selected Financial Data..................................12

7     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................13
         Results of Operations.............................................13
            Performance of the Fund........................................13
            Performance of the Portfolio...................................14
            Performance of Real Estate Investments.........................14
            Performance of Interest Rate Swap Agreements...................16
         Liquidity and Capital Resources...................................16
            Outstanding Borrowings.........................................16
            Liquidity......................................................16
         Off-Balance Sheet Arrangements....................................17
         The Fund's Contractual Obligations................................17
         Critical Accounting Estimates.....................................18

7A    Quantitative and Qualitative Disclosures About Market Risk...........20
         Quantitative Information About Market Risk........................20
            Interest Rate Risk.............................................20
         Qualitative Information About Market Risk.........................22
            Risks Associated with Equity Investing.........................22
            Risks of Investing in Foreign Securities.......................22
            Risks of Certain Investment Techniques.........................23
            Risks of Real Estate Investments...............................23
            Risks of Interest Rate Swap Agreements.........................26
            Risks of Leverage..............................................26

8     Financial Statements and Supplementary Data..........................26

9     Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosures................................27

9A    Controls and Procedures..............................................27

                                    PART III
                                    --------

10    Directors and Executive Officers.....................................27
         Management........................................................27
         Compliance with Section 16(a) of the Securities Exchange Act of
          1934.............................................................28
         Code of Ethics....................................................29

11    Executive Compensation...............................................29

12    Security Ownership of Certain Beneficial Owners and Management.......29
         Security Ownership of Certain Beneficial Owners...................29
         Security Ownership of Management..................................29
         Changes in Control................................................29

13    Certain Relationships and Related Transactions.......................29
         The Fund's Investment Advisory and Administrative Fee.............30
         Belcrest Realty's Management Fee..................................30
         The Portfolio's Investment Advisory Fee...........................30
         Servicing Fees Paid by the Fund ..................................31
         Servicing Fees Paid by Belvedere Company .........................31
         Distribution Fees Paid to EV Distributors.........................31
         Redemption Fees...................................................31
         Certain Real Estate Investment Transactions.......................31

14    Principal Accountant Fees and Services...............................32

                                     PART IV
                                     -------

15    Exhibits, Financial Statements and Reports on Form 8-K...............32

APPENDIX A  ...............................................................34

FINANCIAL STATEMENTS.......................................................35

SIGNATURES  ...............................................................71

EXHIBIT INDEX..............................................................72

                                     PART I
                                     ------

ITEM 1. BUSINESS.
-----------------

FUND OVERVIEW. The Fund is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund's investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Massachusetts limited liability company, commenced its investment operations on November 24, 1998. Limited liability company interests of the Fund (Shares) were issued to Shareholders at seven closings during 1998 and 1999. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on October 22, 1999 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2003, the Fund had net assets of approximately $2.7 billion.

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

The Fund is registered under the Securities Exchange Act of 1934, as amended, (the 1934 Act) and files periodic reports (such as reports on Form 10-Q and Form 10-K) thereunder. Copies of the reports filed by the Fund are available: at the public reference room of the Securities and Exchange Commission (SEC) in Washington, DC (call 1-202-942-8090 for information on the operation of the public reference room); on the EDGAR Database on the SEC's Internet site (http:// www.sec.gov); or, upon payment of copying fees, by writing to the SEC's public reference section, Washington, DC 20549-0102, or by electronic mail at publicinfo@sec.gov. The Fund does not have a website. The Fund intends to provide Shareholders with an annual and semiannual report containing the Fund's consolidated financial statements, audited by the Fund's independent auditor in the case of the annual report.

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

In the future, Belcrest Realty may invest in other types of real estate investments. Belcrest Realty may purchase real estate investments from, and sell them to, other investment funds sponsored by the Eaton Vance organization and REIT subsidiaries of such investment funds that are similar to Belcrest Realty. Certain of the Partnership Preference Units owned by Belcrest Realty at December 31, 2003 were acquired from such REIT subsidiaries. During the year ended December 31, 2003, Belcrest Realty also sold Partnership Preference Units to certain of such REIT subsidiaries and Belcrest Realty recognized gains of approximately $0.7 million on such transactions. See "Certain Real Estate Investment Transactions" in Item 13.

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

The day-to-day operating management of the real properties owned by each Real Estate Joint Venture is provided by the real estate operating company (the Operating Partner) that is the principal minority investor in the Real Estate

Joint Venture or an affiliated company thereof. The Operating Partner (or its affiliate) receives a property management fee for the services rendered to such properties. For the year ended December 31, 2003, property management fees relating to real properties held through the Real Estate Joint Ventures were approximately $4.2 million.

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

A purchase or sale pursuant to a buy/sell provision would be made at a negotiated price. The agreement containing the buy/ sell provision applicable to a Real Estate Joint Venture continues indefinitely, but could be terminated upon the receipt of the requisite approval of the owners of the voting interests in the Real Estate Joint Venture. The sale to Belcrest Realty by the Operating Partner of the Operating Partner's interest in Bel Alliance or Casco would not affect the REIT qualification of Bel Alliance or Casco. If Belcrest Realty were to dispose of its interest in a Real Estate Joint Venture pursuant to a buy/ sell provision or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.

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

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

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

                              Year Ended           Year Ended            Year Ended            Year Ended            Year Ended
                           December 31, 2003  December 31, 2002(1)  December 31, 2001(1)  December 31, 2000(1)  December 31, 1999(1)
                           -----------------  --------------------  --------------------  --------------------  --------------------
Total investment income     $  183,930,477       $  206,765,898        $  250,853,962        $  184,443,819        $   69,398,141
Interest expense            $   54,265,172       $   70,215,948        $  113,908,552        $  106,250,563        $   34,879,016
Net expenses (including
 interest expense)          $  125,122,162       $  150,032,558        $  208,950,127        $  163,626,961        $   49,184,225
Net investment income       $   56,327,694       $   52,993,398        $   34,714,508        $   16,419,513        $   20,213,916
Minority interests in net
 income of controlled
 subsidiaries               $   (2,480,621)      $   (3,739,942)       $   (7,189,327)       $   (4,397,345)       $           --
Net realized (loss) gain    $  (36,317,202)      $  (55,165,825)       $  (37,067,307)       $   59,680,940        $  (24,335,363)
Net change in
 unrealized appreciation
 (depreciation)             $  575,006,241       $ (703,380,380)       $ (391,295,157)       $   23,202,514        $  351,001,290
Net increase (decrease) in
 net assets from operations $  595,016,733       $ (705,552,807)       $ (393,647,956)       $   99,302,967        $  346,879,843
Total assets                $3,948,512,815       $3,739,213,213        $5,080,577,302        $5,605,064,637        $5,066,809,383
Loan payable                $  652,000,000       $  779,350,000        $  884,350,000        $1,006,250,000        $1,130,000,000
Mortgages payable           $  513,988,494       $  541,017,537        $  773,645,268        $  656,186,131        $           --
Net assets                  $2,729,184,592       $2,299,491,532        $3,253,990,369        $3,807,101,131        $3,920,612,531
Shares outstanding              26,024,771           27,724,437            30,417,292            31,646,617            33,007,386
Net asset value and
 redemption price per
 Share                      $       104.87       $        82.94        $       106.98        $       120.30        $       118.78
Net increase (decrease)
 in net assets from
 operations per Share       $        22.36       $       (24.04)       $       (12.47)       $         2.90        $        14.00
Distribution paid per
 Share(2)                   $        0.43(3)(4)  $        0.00(3)      $         0.85        $         1.24        $         0.91

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

(a) RESULTS OF OPERATIONS.
--------------------------

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate
-------------------------
(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that Shares, when redeemed, may be worth more or less than their original cost. Returns are calculated by determining the percentage change in net asset value with all distributions invested. Performance is for the stated time period only; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500. It is not possible to invest directly in an Index.

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

The Fund had a total return of -22.47% for the year ended December 31, 2002. This return reflected a decrease in the Fund's net asset value per Share from $106.98 to $82.94. For comparison, the S&P 500 had a total return of -22.09% over the same period. For the year ended December 31, 2002, the performance of the Fund trailed that of the Portfolio by approximately 2.95%. The Fund had a total return of -10.37% for the year ended December 31, 2001. This return reflected a decrease in the Fund's net asset value per share from $120.30 to $106.98, and a distribution of $0.85 per Share at the conclusion of the year. For comparison, the S&P 500 had a total return of -11.88% for 2001. For the year ended December 31, 2001, the performance of the Fund trailed that of the Portfolio by approximately 0.70%.

PERFORMANCE OF THE PORTFOLIO. U.S. equities experienced a successful 2003, with most major indices posting their first annual gains since 1999. Strength in the broader market was a function of a favorable economic environment: historically low inflation and interest rates, coupled with robust earnings growth and continued consumer strength. While the Portfolio's performance for the year ended December 31, 2003 of 23.88% was strong, the Portfolio trailed the S&P 500, which had a total return of 28.67% for the year. The total return of the Portfolio for the years ended December 31, 2002 and December 31, 2001 was -19.52% and -9.67%, respectively.

The Portfolio's sector allocation in 2003 was substantially unaltered from 2002 and 2001 in that the Portfolio continued to maintain overweighted positions in the industrial, consumer discretionary and financials sectors. Although these sectors generally performed well during 2003, the sub-par performance of the Portfolio's holdings across the constituent industries, and multi-line retail and aerospace/defense names in particular, hindered its performance. The Portfolio's continued underweight of the best performing sector of the year, information technology, was another factor contributing to the Portfolio's relative underperformance versus the S&P 500. As in 2002 and 2001, lack of earnings visibility and unattractive valuations caused Boston Management, the Portfolio's investment adviser, to remain cautious on the technology sector. A similar rationale prompted a de-emphasis of the telecommunications sector, the underweighting of which had a positive impact on the Portfolio's return in 2003.

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

Rental income from real estate operations fell to $110.3 million for the year ended December 31, 2003 from $134.0 million for the year ended December 31, 2002, a decrease of $23.7 million, or 18%. Rental income for 2002 decreased 19% from $165.0 million for the year ended December 31, 2001. While the decrease in rental income in 2003 and 2002 principally resulted from fewer Real Estate Joint Ventures held as a result of the sale of Belcrest Realty's interest in Bel Communities and its interest in Bel Apartments in October 2002, rental income was also affected by increased rent concessions and/or reduced apartment rental rates and lower occupancy levels at properties owned by Belcrest Realty's remaining Real Estate Joint Ventures, a trend that began in 2001 and continued through 2002.

Property  operating  expenses  decreased  to $57.7  million  for the year  ended
December 31, 2003 from $65.9 million for the year ended December 31, 2002, a decrease of $8.2 million or 12%. Operating expenses for 2002 decreased 13% from $75.6 million for the year ended December 31, 2001. Property operating expenses are before certain operating expenses of Belcrest Realty of approximately $7.8 million for the year ended December 31, 2003, approximately $8.0 million for the year ended December 31, 2002 and approximately $12 million for the year ended December 31, 2001. The decrease in operating expenses in 2003 and 2002 was principally due to fewer Real Estate Joint Ventures held as a result of the sale of Belcrest Realty's interest in certain Real Estate Joint Ventures during those years. In 2002, Belcrest Realty's remaining Real Estate Joint Ventures experienced a slight increase in property operating expenses during the year. Multifamily market fundamentals began to deteriorate in most regions in late 2001 with falling occupancy levels and rising rent concessions. This trend continued through 2002. While the U.S. economy showed signs of strength during the year ended December 31, 2003, significant employment growth has not occurred in most markets and low interest rates have contributed to continued apartment move-outs (due to new home purchases) and ongoing development of new properties. As a result, Boston Management, Belcrest Realty's manager, expects that real estate operating results for Belcrest Realty's remaining Real Estate Joint Ventures in 2004 will be modestly below the levels of 2003.

At December 31, 2003, the estimated fair value of the real properties held through Belcrest Realty was $606.3 million compared to $651.8 million at December 31, 2002, a decrease of $45.5 million or 7%. The decrease was due to modest decreases in property values resulting from declines in near-term earnings expectations. The estimated fair value of Belcrest Realty's real property held through Real Estate Joint Ventures decreased 35% at December 31, 2002 from $1.0 billion at December 31, 2001 due primarily to the sale of Real Estate Joint Venture interests during 2002. The Fund saw unrealized depreciation of the estimated fair value in its other real estate investments (which includes Belcrest Realty's Net Leased Property and its majority interests in Real Estate Joint Ventures) of approximately $45.5 million during the year ended December 31, 2003 compared to approximately $38.7 million for the year ended December 31, 2002. The Fund saw unrealized depreciation of approximately $7.2 million during the year ended December 31, 2001. Despite weak market conditions, declines in asset values for multifamily properties in recent years have generally been modest as lower capitalization rates have partially offset lower income level expectations. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or estimated income levels to determine the value of a real estate investment.

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

During the year ended December 31, 2003, Belcrest Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units, recognizing gains of $3.2 million on the transactions. In November 2003, Belcrest Realty acquired investments in additional Partnership Preference Units for approximately $2.0 million. For the year ended December 31, 2003, Belcrest Realty's investments in Partnership Preference Units continued to benefit from lower interest rates and tighter spreads on real estate securities. At December 31, 2003, the estimated fair value of Belcrest Realty's Partnership Preference Units totaled $458.2 million compared to $547.9 million at December 31, 2002, a decrease of $89.7 million or 16%. The decrease was due to fewer Partnership Preference Units held at December 31, 2003, offset in part by increases in the per unit value of the Partnership Preference Units held by Belcrest Realty and by the purchase of Partnership Preference Units in November 2003. The estimated fair value of the Belcrest Realty's at December 31, 2002 decreased 4% from $570.7 million at December 31, 2001, primarily due to the sale of Partnership

Preference Units during the year. The Fund saw unrealized appreciation of the estimated fair value in its Partnership Preference Units of approximately $34.3 million during the year ended December 31, 2003, compared to approximately $12.2 million for the year ended December 31, 2002 and $46.9 million for the year ended December 31, 2001.

Distributions received from Partnership Preference Units for the year ended December 31, 2003 totaled $50.2 million compared to $52.4 million for the year ended December 31, 2002, a decrease of $2.2 million or 4%. The decrease was principally due to fewer Partnership Preference Units held during 2003, as compared to 2002. Distributions received in 2002 decreased by 22% from distributions of $67.3 million the year ended December 31, 2001, primarily due to sales of Partnership Preference Units during 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the year ended December 31, 2003, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $8.2 million, compared to approximately $57.2 million of net realized and unrealized losses for the year ended December 31, 2002. For the year ended December 31, 2001, net realized and unrealized losses totaled approximately $57.1 million. Net realized and unrealized losses on swap agreements in 2003 consisted of $33.3 million of net realized and unrealized gains due to changes in swap agreement valuations, offset by $41.5 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the consolidated statement of operations). In 2002, the Fund had net realized and unrealized losses of $11.9 million due to swap agreement valuation changes and $45.3 million of swap agreement periodic payments. In 2001, the Fund had net realized and unrealized losses of $37.0 million due to swap agreement valuation changes and $20.1 million of swap agreement periodic payments. The positive contribution to 2003 Fund performance from changes in swap agreement valuations was attributable to a rise in swap rates during the year and swap agreements entered into by the Fund approaching their optional termination dates. The impact on 2002 and 2001 Fund performance from changes in swap valuations was due primarily to a decline in swap rates during the years.

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

(d) THE FUND'S CONTRACTUAL OBLIGATIONS.
---------------------------------------

The following table sets forth the amounts of payments due under the specified contractual obligations outstanding on December 31, 2003:

                                                                    Payments due:
------------------------------------------------------------------------------------------------------------------
                                                       Less than 1                                More than 5
Type of Obligation                        Total           Year        1-3 Years     3-5 Years        Years
------------------------------------------------------------------------------------------------------------------
Long Term Debt:
 Mortgage Debt(1)                     $  536,420,808   $ 5,465,008   $23,388,742   $14,025,624   $  493,541,434
 Borrowings under Credit Facility(2)  $  652,000,000   $        --   $        --   $        --   $  652,000,000
Purchase Obligations(3)
Other Long Term Liabilities:
 Interest Rate Swap Agreements(4)     $  191,985,529   $29,428,073   $58,856,145   $58,856,145   $   44,845,166
------------------------------------------------------------------------------------------------------------------
Total                                 $1,380,406,337   $34,893,081   $82,244,887   $72,881,769   $1,190,386,600
------------------------------------------------------------------------------------------------------------------

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                    for the Twelve Months Ended December 31,*

                                                                                                                 Estimated
                                                                                                               Fair Value at
                                                                                                                December 31,
                                            2004          2005      2006-2008    Thereafter        Total            2003
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
-----------------------------------------
Long-term debt:
-----------------------------------------
Fixed-rate mortgages                                  $11,442,838               $524,979,970   $536,420,808     $539,000,000

Average interest rate                                        6.90%                      7.57%          7.55%
-----------------------------------------

                                                                                                                 Estimated
                                                                                                               Fair Value at
                                                                                                                December 31,
                                            2004          2005      2006-2008    Thereafter        Total            2003
------------------------------------------------------------------------------------------------------------------------------------

Variable-rate Credit Facility                                                   $652,000,000   $652,000,000     $652,000,000

Average interest rate                                                                   1.42%          1.42%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
 financial instruments:
-----------------------------------------
Pay fixed/receive variable
interest rate swap agreements                                                   $627,725,000   $627,725,000     $  3,006,128

Average pay rate                                                                        4.69%          4.69%

Average receive rate                                                                    1.42%          1.42%
------------------------------------------------------------------------------------------------------------------------------------

Rate sensitive investments:
-----------------------------------------
Fixed-rate Partnership
Preference Units:
-----------------------------------------
Bradley Operating Limited Partnership,
8.875% Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
2/23/04, Current Yield: 8.80%            $23,799,036                                           $ 23,799,036     $ 24,630,054

Colonial Realty Limited Partnership,
8.875% Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
2/23/04, Current Yield: 8.82%(1)         $50,744,840                                           $ 50,744,840     $ 51,819,300

Liberty Property L.P., 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable 7/28/04, Current Yield: 9.04%   $64,025,574                                           $ 64,025,574     $ 65,638,350

MHC Operating Limited Partnership, 9%
Series D Cumulative Redeemable
Perpetual Preference Units, Callable
9/29/04, Current Yield: 8.95%            $55,000,000                                           $ 55,000,000     $ 55,286,000

National Golf Operating Partnership,
L.P., 9.30% Series A Cumulative
Redeemable Preferred Units, Callable
2/6/03, Current Yield: 9.50%             $27,877,518                                           $ 27,877,518     $ 30,884,616

National Golf Operating Partnership,
L.P., 9.30% Series B Cumulative
Redeemable Preferred Units, Callable
2/6/03, Current Yield: 9.50%             $29,833,200                                           $ 29,833,200     $ 29,364,000

                                                                                                                 Estimated
                                                                                                               Fair Value at
                                                                                                                December 31,
                                            2004          2005      2006-2008    Thereafter        Total            2003
------------------------------------------------------------------------------------------------------------------------------------

PSA Institutional Partners, L.P., 9.50%
Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
3/17/05, Current Yield: 9.13%                         $55,375,000                              $ 55,375,000     $ 57,590,000

Price Development Company, L.P., 8.95%
Series B Cumulative Redeemable
Preferred Partnership Units, Callable
7/28/04, Current Yield: 9.11%            $44,089,925                                           $ 44,089,925     $ 43,594,000

Regency Centers, L.P., 9.125% Series D
Cumulative Redeemable Preferred Units,
Callable 9/29/04, Current Yield: 8.92%   $35,000,000                                           $ 35,000,000     $ 35,815,500

Urban Shopping Centers, L.P., 9.45%
Series D Cumulative Redeemable
Perpetual Preferred Units, Callable
10/1/04, Current Yield: 9.22%            $60,000,000                                           $ 60,000,000     $ 61,524,000

Vornado Realty, L.P., 7% Series D-10
Cumulative Redeemable Preferred Units,
Callable 11/17/08, Current Yield:
6.95%(2)                                                            $1,992,745                 $  1,992,745     $  2,014,532
-----------------------------------------
Note Receivable:
-----------------------------------------
Fixed-rate note receivable, 8%                                                  $  3,352,436   $  3,352,436     $  3,593,887

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The Fund's consolidated financial statements for the year ended December 31, 2003, together with the auditors' report thereon, appearing on pages 35 through 70 hereof, are incorporated herein by reference. The Portfolio's audited financial statements for the year ended December 31, 2003 accompany the Fund's consolidated financial statements and are also incorporated herein by reference. The following is a summary of unaudited quarterly results of operations of the Fund for the years ended December 31, 2003 and 2002.

                                                  2003
                        --------------------------------------------------------
                             First        Second         Third        Fourth
                            Quarter       Quarter       Quarter       Quarter
                        --------------------------------------------------------
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

                                                2002
                     -----------------------------------------------------------
                          First         Second          Third         Fourth
                         Quarter        Quarter        Quarter        Quarter
                     -----------------------------------------------------------
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

ITEM 9A. CONTROLS AND PROCEDURES.
---------------------------------

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
------------------------------------------

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

(b) COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
-------------------------------------------------------------------------

Section 16(a) of the 1934 Act requires the Fund's officers and directors and persons who own more than ten percent of the Fund's Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund's Shares with the Securities and Exchange Commission (the SEC). Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance Inc., the sole trustee of Eaton Vance, also comply with
Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. To the best of the Fund's knowledge, based solely on a review of the copies of such reports furnished to the Fund, during the year ended December 31, 2003 all Section 16(a) filing requirements applicable to such persons and entities were complied with for such year, except that each of James B. Hawkes, Alan R. Dynner and William
M. Steul, in their capacities as Directors and/or executive officers of Eaton Vance, Inc., failed to file one Form 3. Each such Form 3 reported no transactions in Fund Shares.

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

                                                    Year ended       Year ended
                                                   December 31,     December 31,
                                                       2003             2002
--------------------------------------------------------------------------------
Fund Advisory and Administrative Fees*             $ 1,594,153      $ 1,688,258
--------------------------------------------------------------------------------
Belcrest Realty Management Fees*                   $ 6,336,558      $ 7,222,634
--------------------------------------------------------------------------------
Fund's Allocable Portion of the Portfolio's
 Advisory Fees**                                   $11,119,450      $12,765,707
--------------------------------------------------------------------------------
Fund Servicing Fees                                $ 1,024,603      $ 1,082,937
--------------------------------------------------------------------------------
Fund's Allocable Portion of Belvedere Company's
 Servicing Fees                                    $ 3,811,538      $ 4,291,721
--------------------------------------------------------------------------------
Fund Distribution Fees*                            $ 2,419,594      $ 2,735,798
--------------------------------------------------------------------------------
Redemption Fees paid by Redeeming Shareholders     $       --       $   479,948
--------------------------------------------------------------------------------
Aggregate Compensation Paid by the Fund to Eaton
 Vance and its Affiliates                          $10,350,305      $11,646.690
--------------------------------------------------------------------------------

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

THE PORTFOLIO'S INVESTMENT ADVISORY FEE. Under the terms of the Portfolio's investment advisory agreement with Boston Management, Boston Management receives a monthly advisory fee as follows:

                                                         Annual Fee Rate
          Average Daily Net Assets for the Month         (for each level)
         -----------------------------------------------------------------
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

SERVICING FEES PAID BY BELVEDERE COMPANY. Pursuant to a servicing agreement between Belvedere Company and EV Distributors, Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to direct and indirect investors in Belvedere Company. The servicing fee is paid on a quarterly basis, at an annual rate of 0.15% of Belvedere Company's average daily net assets. With respect to investors in Belvedere Company and Shareholders of the Fund who subscribed through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent, beginning twelve months after the issuance of shares of Belvedere Company or Shares of the Fund to such persons. The Fund assumes its allocated share of Belvedere Company's servicing fee. The servicing fee payable in respect of the Fund's investment in Belvedere Company is credited toward the Fund servicing fee described above.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund's annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year ended December 31,                                2003               2002
--------------------------------------------------------------------------------
Audit fees                                          $  27,956          $  20,300
Audit related fees(1)                                  35,040             34,255
Tax fees(2)                                            86,563            250,340
                                                    ----------------------------
Total                                               $ 149,559          $ 304,895
                                                    ----------------------------

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

                                     PART IV
                                    -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
----------------------------------------------------------------

(a) The following is a list of all financial statements filed as a part of this report:

     (i)  Consolidated Portfolios of Investments as of December 31, 2003

          Consolidated Portfolios of Investments as of December 31, 2002

          Consolidated Statements of Assets and Liabilities as of December 31, 2003 and December 31, 2002

          Consolidated Statements of Operations for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

          Consolidated Statements of Changes in Net Assets for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

          Financial Highlights for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

          Notes to Consolidated Financial Statements

          Independent Auditors' Report dated March 5, 2004

     (ii) Portfolio of Investments of Tax-Managed Growth Portfolio as of December 31, 2003

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

          Independent Auditors' Report dated February 20, 2004

(b)       Reports on Form 8-K:

               None.

(c) A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 72 hereof.

BELCREST 2003

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

BELCREST CAPITAL FUND LLC
CONSOLIDATED PORTFOLIOS OF INVESTMENTS

AS OF DECEMBER 31, 2003

INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC -- 71.5%


SECURITY                                         SHARES            VALUE
--------------------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)                17,888,083     $ 2,801,412,510
--------------------------------------------------------------------------------
TOTAL INVESTMENT IN BELVEDERE CAPITAL
  (IDENTIFIED COST, $2,860,876,352)                           $ 2,801,412,510
--------------------------------------------------------------------------------


PARTNERSHIP PREFERENCE UNITS -- 11.7%

SECURITY                                           UNITS           VALUE
--------------------------------------------------------------------------------
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

Price Development Company, L.P. (Maryland
Limited Partnership affiliate of J.P.
Realty, Inc.), 8.95% Series B Cumulative
Redeemable Preferred Partnership Units,
Callable from 7/28/04+(2)                        1,775,000         43,594,000

Regency Centers, L.P.(Delaware Limited
Partnership affiliate of Regency Realty
Corporation), 9.125% Series D Cumulative
Redeemable Preferred Units, Callable
from 9/29/04+(2)                                   350,000         35,815,500

Urban Shopping Centers, L.P. (Illinois
Limited Partnership affiliate of Urban
Shopping Centers, Inc.), 9.45% Series D
Cumulative Redeemable Perpetual Preferred
Units, Callable from 10/1/04+(2)                 2,400,000      $  61,524,000
--------------------------------------------------------------------------------
TOTAL PARTNERSHIP PREFERENCE UNITS
  (IDENTIFIED COST, $447,737,838)                               $ 458,160,352
--------------------------------------------------------------------------------

OTHER REAL ESTATE INVESTMENTS -- 15.6%

DESCRIPTION                                                     VALUE
--------------------------------------------------------------------------------
Rental property(2)(3)                                           $ 606,322,864
LLC Interest in AGC LLC+(2)(4)(5)                                   1,676,218
LLC Interest in National Golf Properties LLC+(2)(4)(5)              1,411,389
Note receivable from AGC LLC, 8%, due 2/16/13+(2)(4)(5)             3,593,887
--------------------------------------------------------------------------------
TOTAL OTHER REAL ESTATE INVESTMENTS
  (IDENTIFIED COST, $768,081,379)                               $ 613,004,358
--------------------------------------------------------------------------------


SHORT-TERM INVESTMENTS -- 1.2%

                                              PRINCIPAL
                                              AMOUNT
                                              (000'S
SECURITY                                      OMITTED)          VALUE
--------------------------------------------------------------------------------
Investors Bank & Trust Company-
Time Deposit 1.01%, 1/2/04                    $   48,058      $  48,059,348
--------------------------------------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS
  (AT AMORTIZED COST, $48,059,348)                            $  48,059,348
--------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 100.0%
  (IDENTIFIED COST, $4,124,754,917)                           $3,920,636,568
--------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
CONSOLIDATED PORTFOLIOS OF INVESTMENTS CONT'D

AS OF DECEMBER 31, 2002

INVESTMENT IN BELVEDERE CAPITAL FUND COMPANY LLC -- 66.8%



SECURITY                                     SHARES           VALUE
--------------------------------------------------------------------------------
Investment in Belvedere Capital Fund
Company LLC (Belvedere Capital)             18,966,715     $2,423,063,983
--------------------------------------------------------------------------------
TOTAL INVESTMENT IN BELVEDERE CAPITAL
   (IDENTIFIED COST, $2,981,607,552)                   $2,423,063,983
--------------------------------------------------------------------------------


PARTNERSHIP PREFERENCE UNITS -- 15.1%

SECURITY                                          UNITS            VALUE
--------------------------------------------------------------------------------
Bradley Operating Limited Partnership
(Delaware Limited Partnership affiliate
of Bradley Real Estate, Inc.), 8.875%
Series B Cumulative Redeemable
Perpetual Preferred Units, Callable
from 2/23/04+(2)                                 976,608        $  21,078,130

Camden Operating, L.P. (Delaware Limited
Partnership affiliate of Camden Property
Trust), 8.50% Series B Cumulative
Redeemable Perpetual Preferred Units,
Callable from 2/23/04+(2)                        170,000            4,362,880

Colonial Realty Limited Partnership
(Delaware Limited Partnership affiliate
of Colonial Properties Trust), 8.875%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable
from 2/23/04+(2)                               1,030,000           48,213,270

Essex Portfolio, L.P. (California
Limited Partnership affiliate of Essex
Property Trust, Inc.), 9.125% Series C
Cumulative Redeemable Preferred Units,
Callable from 11/24/03+(2)                       420,000           20,453,287

Liberty Property L.P. (Pennsylvania
Limited Partnership affiliate of Liberty
Property Trust), 9.25% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+(2)                      2,565,000           67,556,970

MHC Operating Limited Partnership
(Illinois Limited Partnership affiliate
of Manufactured Home Communities, Inc.),
9% Series D Cumulative Redeemable Perpetual
Preference Units, Callable from 9/29/04+(2)    3,000,000           70,458,000


SECURITY                                          UNITS              VALUE
--------------------------------------------------------------------------------
National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 8% Series A
Cumulative Redeemable Preferred Units,
Callable from 3/4/03+(2)                         760,000           28,880,000

National Golf Operating Partnership,
L.P. (Delaware Limited Partnership
affiliate of National Golf
Properties, Inc.), 9.30% Series B
Cumulative Redeemable Preferred Units,
Callable from 7/28/04+(2)                      1,200,000           22,848,720

PSA Institutional Partners, L.P.
(California Limited Partnership
affiliate of Public Storage, Inc.),
9.50% Series N Cumulative Redeemable
Perpetual Preferred Units, Callable
from 3/17/05+(2)                               2,215,000           60,259,075






SECURITY                                         UNITS               VALUE
--------------------------------------------------------------------------------
Price Development Company, L.P.
(Maryland Limited Partnership affiliate
of J.P. Realty, Inc.), 8.95% Series B
Cumulative Redeemable Preferred
Partnership Units, Callable
from 7/28/04+(2)                               2,575,000        $  54,201,175

Regency Centers, L.P. (Delaware Limited
Partnership affiliate of Regency Realty
Corporation), 9.125% Series D Cumulative
Redeemable Preferred Units, Callable
from 9/29/04+(2)                                 350,000           36,794,450

Summit Properties Partnership, L.P.
(Delaware Limited Partnership affiliate
of Summit Properties, Inc.), 8.95%
Series B Cumulative Redeemable Perpetual
Preferred Units, Callable
from 4/29/04+(2)                               2,215,000           50,417,830

Urban Shopping Centers, L.P. (Illinois
Limited Partnership affiliate of Urban
Shopping Centers, Inc.), 9.45% Series D
Cumulative Redeemable Perpetual
Preferred Units, Callable
from 10/1/04+(2)                               2,400,000           62,354,400
--------------------------------------------------------------------------------
TOTAL PARTNERSHIP PREFERENCE UNITS
   (IDENTIFIED COST, $571,744,816)                              $ 547,878,187
--------------------------------------------------------------------------------


OTHER REAL ESTATE INVESTMENTS -- 18.0%

DESCRIPTION                                                     VALUE
--------------------------------------------------------------------------------
Rental Property(2)(3)                                       $ 651,756,818
--------------------------------------------------------------------------------
TOTAL OTHER REAL ESTATE INVESTMENTS
   (IDENTIFIED COST, $755,565,942)                          $ 651,756,818
--------------------------------------------------------------------------------


COMMERCIAL PAPER -- 0.1%

                                               PRINCIPAL
                                               AMOUNT
                                               (000'S
SECURITY                                       OMITTED)        VALUE
--------------------------------------------------------------------------------
General Electric Capital Corp., 1.25 %,
1/2/03                                          $2,565       $    2,564,911
--------------------------------------------------------------------------------
TOTAL COMMERCIAL PAPER
   (AT AMORTIZED COST, $2,564,911)                           $    2,564,911
--------------------------------------------------------------------------------
TOTAL INVESTMENTS -- 100.0%
   (IDENTIFIED COST, $4,311,483,221)                         $3,625,263,899
--------------------------------------------------------------------------------
+ Security exempt from registration under the Securities Act of 1933. At December 31, 2003 and 2002, the value of these securities totaled
     $464,841,846  and   $547,878,187,   or  17.0%  and  23.8%  of  net  assets,
     respectively.

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

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Assets                                                                        DECEMBER 31, 2003           DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------------
Investments, at value (identified cost, $4,124,754,917 and
  $4,311,483,221, respectively)                                                $ 3,920,636,568             $ 3,625,263,899
Cash                                                                                 5,842,185                  12,216,034
Receivable for investments sold                                                              -                  73,554,369
Escrow deposits-- restricted                                                        10,925,963                  13,475,591
Open interest rate swap agreements, at value                                         3,006,128                           -
Distributions and interest receivable                                                  676,240                   7,835,775
Other assets                                                                         7,425,731                   6,867,545
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 3,948,512,815             $ 3,739,213,213
---------------------------------------------------------------------------------------------------------------------------

Liabilities
---------------------------------------------------------------------------------------------------------------------------
Loan payable-- Credit Facility                                                 $   652,000,000             $   779,350,000
Mortgages payable                                                                  513,988,494                 541,017,537
Payable for Fund Shares redeemed                                                             -                   3,952,191
Open interest rate swap agreements, at value                                                 -                  61,716,527
Distributions payable to minority shareholders                                          16,800                           -
Special Distributions payable                                                            1,059                           -
Security deposits                                                                    2,017,195                   2,231,784
Due to bank - cash overdraft                                                         6,723,986                           -
Swap interest payable                                                                  397,212                   5,089,784
Accrued expenses:
     Interest expense                                                                3,552,170                   4,815,222
     Property taxes                                                                  8,998,462                   9,169,540
     Other expenses and liabilities                                                  8,629,435                   6,282,930
Minority interests in controlled subsidiaries                                       23,003,410                  26,096,166
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                              $ 1,219,328,223             $ 1,439,721,681
---------------------------------------------------------------------------------------------------------------------------
NET ASSETS                                                                     $ 2,729,184,592             $ 2,299,491,532
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' CAPITAL                                                          $ 2,729,184,592             $ 2,299,491,532
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
FUND SHARES OUTSTANDING                                                             26,024,771                  27,724,437
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
NET ASSET VALUE AND REDEMPTION PRICE PER SHARE                                 $        104.87             $         82.94
---------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED           YEAR ENDED           YEAR ENDED
INVESTMENT INCOME                                         DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------
Dividends allocated from Belvedere Capital (net of
    foreign taxes, $439,368, $361,623 and $217,524,
    respectively)                                         $      37,688,265    $      36,835,419    $      35,450,572
Interest allocated from Belvedere Capital                           599,715            1,067,252            3,202,447
Expenses allocated from Belvedere Capital                       (15,417,998)         (17,729,180)         (21,371,452)
---------------------------------------------------------------------------------------------------------------------
Net investment income allocated from Belvedere Capital    $      22,869,982    $      20,173,491    $      17,281,567
Distributions from Partnership Preference Units                  50,248,961           52,386,912           67,308,431
Rental income                                                   110,302,107          134,017,663          165,048,359
Interest                                                            509,427              187,832            1,215,605
---------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                   $     183,930,477    $     206,765,898    $     250,853,962
---------------------------------------------------------------------------------------------------------------------

Expenses
---------------------------------------------------------------------------------------------------------------------
Investment advisory and administrative fees               $      10,350,305    $      11,646,690    $      14,525,413
Property management fees                                          4,190,616            5,183,709            6,432,864
Distribution and servicing fees                                   3,444,197            3,818,735            4,845,026
Interest expense on mortgages                                    41,572,764           50,432,321           62,603,342
Interest expense on Credit Facility                              12,692,408           19,783,627           51,305,210
Property and maintenance expenses                                38,640,893           43,158,447           50,444,868
Property taxes and insurance                                     14,845,006           17,553,278           18,724,877
Miscellaneous                                                     1,805,567            1,191,549            3,458,349
---------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                            $     127,541,756    $     152,768,356    $     212,339,949
---------------------------------------------------------------------------------------------------------------------
Deduct--
   Reduction of investment advisory and administrative
    fees                                                  $       2,419,594    $       2,735,798    $       3,389,822
---------------------------------------------------------------------------------------------------------------------
NET EXPENSES                                              $     125,122,162    $     150,032,558    $     208,950,127
---------------------------------------------------------------------------------------------------------------------
Net investment income before minority interests in net
   income of controlled subsidiaries                      $      58,808,315    $      56,733,340    $      41,903,835
Minority interests in net income of controlled
   subsidiaries                                                  (2,480,621)          (3,739,942)          (7,189,327)
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                     $      56,327,694    $      52,993,398    $      34,714,508
---------------------------------------------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)
---------------------------------------------------------------------------------------------------------------------
Net realized gain (loss)--
   Investment transactions from Belvedere Capital
      (identified cost basis)                             $      33,406,986    $      (5,159,772)   $     (17,738,377)
   Investment transactions  (identified cost basis)                 (38,329)            (156,598)                   -
   Investment transactions in Partnership Preference
      Units (identified cost basis)                               3,210,822              374,360              720,818
   Investment transactions in other real estate                           -           (4,898,288)              73,909
   Interest rate swap agreements                                (72,896,681)         (45,325,527)         (20,123,657)
---------------------------------------------------------------------------------------------------------------------
NET REALIZED LOSS                                         $     (36,317,202)   $     (55,165,825)   $     (37,067,307)
---------------------------------------------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation)--
   Investment in Belvedere Capital (identified cost
     basis)                                               $     499,079,727    $    (664,940,027)   $    (393,980,618)
   Investments in Partnership Preference Units
      (identified cost basis)                                    34,289,143           12,166,499           46,897,957
   Investment in other real estate (net of minority
      interests in unrealized loss of controlled
      subsidiaries of $(5,750,297), $(35,740,075) and
      $(19,995,724), respectively)                              (23,085,284)         (38,720,681)          (7,211,997)
   Interest rate swap agreements                                 64,722,655          (11,886,171)         (37,000,499)
---------------------------------------------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)      $     575,006,241    $    (703,380,380)   $    (391,295,157)
---------------------------------------------------------------------------------------------------------------------
NET REALIZED AND UNREALIZED GAIN (LOSS)                   $     538,689,039    $    (758,546,205)   $    (428,362,464)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS     $     595,016,733    $    (705,552,807)   $    (393,647,956)
---------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

INCREASE (DECREASE)                                       YEAR ENDED           YEAR ENDED           YEAR ENDED
 IN NET ASSETS                                            DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------
Net investment income                                     $      56,327,694    $      52,993,398    $      34,714,508
Net realized loss from investment transactions                  (36,317,202)         (55,165,825)         (37,067,307)
Net change in unrealized appreciation (depreciation) of
 investments                                                    575,006,241         (703,380,380)        (391,295,157)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS
   FROM OPERATIONS                                        $     595,016,733    $    (705,552,807)   $    (393,647,956)
---------------------------------------------------------------------------------------------------------------------
Transactions in Fund Shares--
Net asset value of Fund Shares issued to
     Shareholders in payment of distributions declared    $       4,796,611    $               -    $      10,824,000
Net asset value of Fund Shares redeemed                        (158,225,543)        (248,946,030)        (144,507,814)
---------------------------------------------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS FROM FUND SHARE TRANSACTIONS   $    (153,428,932)   $    (248,946,030)   $    (133,683,814)
---------------------------------------------------------------------------------------------------------------------
Distributions--
   Distributions to Shareholders                          $     (11,893,682)   $               -    $     (25,778,992)
   Special Distributions to Shareholders                             (1,059)                   -                    -
---------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                       $     (11,894,741)   $               -    $     (25,778,992)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS                     $     429,693,060    $    (954,498,837)   $    (553,110,762)
---------------------------------------------------------------------------------------------------------------------
NET ASSETS
---------------------------------------------------------------------------------------------------------------------
AT BEGINNING OF YEAR                                      $   2,299,491,532    $   3,253,990,369    $   3,807,101,131
---------------------------------------------------------------------------------------------------------------------
AT END OF YEAR                                            $   2,729,184,592    $   2,299,491,532    $   3,253,990,369
---------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED           YEAR ENDED           YEAR ENDED
INCREASE (DECREASE) IN CASH                                DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From (For) Operating Activities -
Net increase (decrease) in net assets from operations      $     595,016,733    $    (705,552,807)   $    (393,647,956)
Adjustments to reconcile net increase (decrease) in net
 assets from operations to net cash flows from operating
   activities -
      Net investment income allocated from Belvedere
       Capital                                                   (22,869,982)         (20,173,491)         (17,281,567)
      Decrease (increase) in escrow deposits                       2,549,628              324,445             (733,295)
      Decrease in receivable for investments sold                 73,554,369                    -                    -
      Increase in interest receivable from other real
       estate investments                                           (241,451)                   -                    -
      (Increase) decrease in other assets                           (558,186)           1,251,832            1,629,718
      Decrease (increase) in distributions and interest
       receivable                                                  7,159,535           (2,655,156)           7,108,068
      (Decrease) increase in interest payable for open
       swap agreements                                            (4,692,572)             751,056            4,708,585
      Increase (decrease) in security deposits, accrued
       interest and accrued other expenses and
       liabilities                                                   868,864           (2,113,466)          (5,697,644)
      Increase in due to bank - cash overdraft                     6,723,986                    -                    -
      (Decrease) increase in accrued property taxes                 (171,078)             342,001            2,199,067
      Proceeds from sale of investment in other real
       estate                                                              -           69,531,621           75,887,697
      Decrease in cash due to sale of majority interest
       in controlled subsidiary                                            -           (2,701,849)          (1,482,690)
      Purchases of Partnership Preference Units                   (2,003,596)                   -                    -
      Proceeds from sales of Partnership Preference
       Units                                                     122,781,353           35,374,360          165,533,094
      Payments for investments in other real estate                        -                    -         (118,572,186)
      Proceeds from sale of common stock                          41,257,348                    -                    -
      Improvements to rental property                             (5,833,941)          (7,419,423)         (12,422,642)
      Net (increase) decrease in investment in
       Belvedere Capital                                         (23,700,000)          29,206,437            6,924,257
      Interest incurred on interest rate swap agreements         (41,465,336)         (45,325,527)         (20,123,657)
      Payment for termination of interest rate swap
       agreements                                                (31,431,345)                   -
      Increase in minority interest                                        -                    -              216,000
      (Increase) decrease in short-term investments              (45,494,437)           3,154,806           22,170,442
      Minority interests in net income of controlled
       subsidiaries                                                2,480,621            3,739,942            7,189,327
      Net realized loss from investment transactions              36,317,202           55,165,825           37,067,307
      Net change in unrealized (appreciation)
       depreciation of investments                              (575,006,241)         703,380,380          391,295,157
----------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                   $     135,241,474    $     116,280,986    $     151,967,082
----------------------------------------------------------------------------------------------------------------------

Cash Flows From (For) Financing Activities -
   Repayment of Credit Facility                            $    (127,350,000)   $    (105,000,000)   $    (121,900,000)
   Repayments on mortgages                                        (4,596,729)          (4,258,248)          (3,834,684)
   Payments for Fund Shares redeemed                              (2,765,243)          (4,551,514)          (6,531,476)
   Distributions paid to Shareholders                             (7,097,071)                   -          (14,954,992)
   Distributions paid to minority shareholders                       (17,280)          (2,425,345)          (2,995,559)
   Capital contributed to controlled subsidiaries                    211,000                    -                    -
----------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FOR FINANCING ACTIVITIES                    $    (141,615,323)   $    (116,235,107)   $    (150,216,711)
----------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH                            $      (6,373,849)   $          45,879    $       1,750,371
----------------------------------------------------------------------------------------------------------------------

CASH AT BEGINNING OF YEAR                                  $      12,216,034    $      12,170,155    $      10,419,784
----------------------------------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                        $       5,842,185    $      12,216,034    $      12,170,155
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE AND NON-CASH INVESTING AND
 FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------
Interest paid on loan - Credit Facility                    $      13,651,101    $      21,451,007    $      58,297,656
Interest paid on mortgages                                 $      41,059,600    $      49,726,544    $      61,037,807
Interest paid on swap agreements                           $      46,157,908    $      44,574,471    $      15,415,072
Market value of securities distributed in payment of
 redemptions                                               $     159,412,491    $     241,837,325    $     136,581,338
Market value of common stock received from Belvedere
 Capital                                                   $      41,295,677    $      73,710,967    $               -
Market value of real property and other assets, net of
 current liabilities, assumed in conjunction with
 acquisition of real estate investments                    $               -    $               -    $     490,487,156
Mortgages assumed in conjunction with acquisitions of
 other real estate investments                             $               -    $               -    $     338,601,321
Market value of real property and other assets, net of
 current liabilities, disposed of in conjunction with
 sale of real estate investments                           $               -    $     312,692,366    $     315,553,675
Mortgages disposed of in conjunction with sale of other
 real estate investments                                   $               -    $     228,369,483    $     217,307,500
Partnership Preference Units exchanged for an equity
 investment in real estate companies and an investment
 in note receivable                                        $      (6,440,043)   $               -    $               -
Market value of an equity investment in real estate
 companies                                                 $       3,087,607    $               -    $               -
Investment in note receivable                              $       3,352,436    $               -    $               -
----------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
CONSOLIDATED FINANCIAL STATEMENTS CONT'D

FINANCIAL HIGHLIGHTS                                                 YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                     DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of year                                  $          82.940   $        106.980    $         120.300
------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
------------------------------------------------------------------------------------------------------------------------------
Net investment income (6)                                            $           2.095   $          1.818    $           1.119
Net realized and unrealized gain (loss)                                         20.265            (25.858)             (13.589)
------------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME (LOSS) FROM OPERATIONS                                  $          22.360   $        (24.040)   $         (12.470)
------------------------------------------------------------------------------------------------------------------------------

DISTRIBUTIONS
------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                        $          (0.430)  $              -    $          (0.850)
Special Distributions to Shareholders (9)                                       (0.000)                 -                    -
------------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                  $          (0.430)  $              -    $          (0.850)
------------------------------------------------------------------------------------------------------------------------------

NET ASSET VALUE - END OF YEAR                                        $         104.870   $         82.940    $         106.980
------------------------------------------------------------------------------------------------------------------------------

TOTAL RETURN (1)                                                                 27.08%            (22.47)%             (10.37)%
------------------------------------------------------------------------------------------------------------------------------

RATIOS AS A PERCENTAGE OF AVERAGE NET ASSETS (5):
------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
  Interest and other borrowing costs (7)                                          1.31%              1.47%                1.31%
  Operating expenses(7)                                                           1.78%              1.89%                1.54%
Belcrest Capital Fund LLC Expenses
  Interest and other borrowing costs (4)(8)                                       0.53%              0.72%                1.51%
  Investment advisory and administrative fees,
     servicing fees and other Fund operating expenses (3)(4)                      1.15%              1.16%                1.15%
                                                                     ---------------------------------------------------------
Total expenses                                                                    4.77%              5.24%                5.51%

Net investment income                                                             2.33%              1.94%                1.02%
------------------------------------------------------------------------------------------------------------------------------

RATIOS AS A PERCENTAGE OF AVERAGE GROSS ASSETS (2)(5):
------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
  Interest and other borrowing costs (7)                                          0.89%              0.99%                0.89%
  Operating expenses (7)                                                          1.21%              1.27%                1.05%
Belcrest Capital Fund LLC Expenses
  Interest and other borrowing costs (4)(8)                                       0.35%              0.48%                1.03%
  Investment advisory and administrative fees,
     servicing fees and other Fund operating expenses (3)(4)                      0.78%              0.78%                0.79%
                                                                     ---------------------------------------------------------
Total expenses                                                                    3.23%              3.52%                3.76%

Net investment income                                                             1.57%              1.30%                0.69%
------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DATA
------------------------------------------------------------------------------------------------------------------------------
Net assets, end of year (000's omitted)                              $       2,729,185   $      2,299,492    $       3,253,990
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                  15%                23%                  18%
------------------------------------------------------------------------------------------------------------------------------

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



(5) For the purpose of calculating ratios, the income and expenses of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interest therein of investors other than Belcrest Realty.

(6)  Calculated using average shares outstanding.

(7) Includes Belcrest Realty's proportional share of expenses incurred by its majority-owned subsidiaries.

(8) Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.

(9) Special distributions amount to less than $0.001 per share for the year ended December 31, 2003.

                 See notes to consolidated financial statements

BELCREST CAPITAL FUND LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     B SUBSIDIARIES -- Belcrest Capital invests in real estate through its subsidiary, Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through its controlled subsidiaries BSA, Bel Alliance Properties, LLC (Bel Alliance), and Casco Property Trust, LLC (Casco). Belcrest Realty's investments in Partnership Preference Units are held directly except for its indirect investment in Partnership Preference Units of Vornado Realty, LP (a Delaware Limited Partnership) which is held through its 2.5% investment in Bel Holdings, LLC, at December 31, 2003. Vornado Realty, LP is the sole investment of Bel Holdings, LLC.

     Belcrest Realty -- Belcrest Capital owns 100% of the common stock issued by Belcrest Realty and intends to hold all of Belcrest Realty's common stock at all times. Additionally, 2,100 shares of preferred stock of Belcrest Realty are outstanding at December 31, 2003 and 2002. The preferred stock has a par value of $0.01 per share and is redeemable by Belcrest Realty at a redemption price of $100 per share after the occurrence of certain tax events or after December 31, 2004. Dividends on the preferred stock are cumulative and payable annually equal to $8 per share. The interest in preferred stock is recorded as minority interest on the Consolidated Statements of Assets and Liabilities.

     BSA -- BSA, a wholly-owned subsidiary of Belcrest Realty since March 2000, owns two suburban office buildings located in California. The property is leased to a single tenant under a triple net lease (Net Leased Property) and was 100% occupied at December 31, 2003.

     Bel Alliance -- Bel Alliance, a majority-owned subsidiary of Belcrest Realty since March 2000, owns forty-one multi-family residential properties consisting of 13,833 units (collectively, the Bel Alliance Properties) located in seven states (Texas, Virginia, Maryland, Georgia, Alabama, North Carolina, and Florida). The average occupancy rate was approximately 88% at December 31, 2003. Belcrest Realty owns 100% of the Class A units of Bel Alliance and a minority shareholder (the Bel Alliance Minority Shareholder) owns 100% of Class B units. The units of Bel Alliance entitled to board of managers' representation are currently owned 58% by Belcrest Realty and 42% by the Bel Alliance Minority Shareholder. The Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belcrest Realty has priority in distributions and has greater voting rights than the holder of the Class B units. Pursuant to a buy/sell agreement entered into at the time Bel
     Alliance was established, either Belcrest Realty or the Bel Alliance Minority Shareholder can give notice on or after March 17, 2010 either to buy the other's equity interest in Bel Alliance or to sell its own equity interest in Bel Alliance.













     Casco -- Casco, a majority-owned subsidiary of Belcrest Realty since October 2001, owns eight multi-family residential properties consisting of 2,428 units (collectively, the Casco Properties) located in five states (North Carolina, Tennessee, Florida, Georgia and Texas). The average occupancy rate was 95% at December 31, 2003. Belcrest Realty owns 100% of the Class A units of Casco and a minority shareholder (the Casco Minority Shareholder) owns 100% of the Class B units. The units of Casco entitled to board of managers' representation are owned 75% by Belcrest Realty and 25% by the Casco Minority Shareholder. The Class B equity interest is recorded as minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belcrest Realty has priority in distributions and has greater voting rights than the holder of the Class B units. Pursuant to a buy/sell agreement entered into at the time Casco was established, either Belcrest Realty or the Casco Minority Shareholder can give notice after November 23, 2010 either to buy the other's equity interest in Casco or to sell its own equity interest in Casco.

     Bel Communities - Bel Communities Property Trust (Bel Communities), a majority-owned subsidiary of Belcrest Realty, was acquired in November 2000. Belcrest Realty subsequently sold its interest in Bel Communities in October 2002. Bel Communities owned twelve multi-family residential properties consisting of 2,624 units (collectively, the Bel Communities Properties) located in eleven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee, Minnesota, Maryland, Oregon, Oklahoma and Florida). Belcrest Realty owned Class A units of Bel Communities, representing 75% of the voting interests in Bel Communities, and a minority shareholder (the Bel Communities Minority Shareholder) owned Class B units, representing 25% of the voting interests in Bel Communities. The primary distinctions between the two classes of shares were the distribution priority and voting rights. Belcrest Realty had priority in distributions and had greater voting rights than the holder of the Class B units. Belcrest Realty did not own an interest in Bel Communities at December 31, 2002 or anytime thereafter.

     Bel Apartment - Bel Apartment Properties Trust (Bel Apartment), a majority-owned subsidiary of Belcrest Realty, was acquired in June 2000. Belcrest Realty subsequently sold its interest in Bel Apartment in March 2002. Bel Apartments owned ten multi-family residential properties consisting of 2,530 units (collectively, the Bel Apartment Properties) located in seven states (Texas, Arizona, Georgia, North Carolina, Washington, Tennessee and Florida). Belcrest Realty owned Class A units of Bel Apartment, representing 75% of the voting interests in Bel Apartment, and a minority shareholder (the Bel Apartment Minority Shareholder) owned Class B units, representing 25% of the voting interests in Bel Apartment. The primary distinctions between the two classes of shares were the distribution priority and voting rights. Belcrest Realty had priority in distributions and had greater voting rights than the holder of the Class B units. Belcrest Realty did not own an interest in Bel Apartment at December 31, 2002 or anytime thereafter.

     Monadnock - Monadnock Property Trust (Monadnock), a majority-owned subsidiary of Belcrest Realty, was acquired in March 2001. Belcrest Realty subsequently sold its interest in Monadnock in October 2001. Monadnock owned twelve multi-family residential properties consisting of 4,614 units (collectively, the Monadnock Properties) located in eight states (Texas, Arizona, Georgia, North Carolina, Oregon, Utah, Tennessee and Florida). Belcrest Realty owned Class A units of Monadnock, representing 60% of the voting interests in Monadnock, and a minority shareholder (the Monadnock Minority Shareholder) owned Class B units, representing 40% of the voting interests in Monadnock. The primary distinction between the two classes of shares was the distribution priority and voting rights. Belcrest Realty had priority in distributions and had greater voting rights than the holder of the Class B units. Belcrest Realty did not own an interest in Monadnock at December 31, 2001 or anytime thereafter.

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

     A PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Belcrest Capital and its majority owned subsidiaries. Belcrest Capital and Belcrest Realty consolidate all investments in affiliates in which their ownership exceeds 50 percent. The accompanying consolidated financial statements include the accounts of Belcrest Capital, Belcrest Realty, BSA, Bel Alliance, Casco, Bel Communities, Bel Apartment and Monadnock (for the period during which Belcrest Realty maintained an interest in Bel Communities, Bel Apartment and Monadnock) (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

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

     A mortgage note payable may be adjusted to the estimated amount at which the mortgage note could be settled in a current transaction. If the rental property, securing such mortgage note payable, has a value lower than the outstanding principal balance, is operating at a deficit and financial resources are not expected to be provided to fund such deficit, then the mortgage note payable may be adjusted to the estimated fair value of the property securing the mortgage note.

     Changes in the fair value of the Fund's investments are recorded as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

     E INTEREST RATE SWAPS -- Belcrest Capital has entered into interest rate swap agreements with respect to its borrowings and real estate investments. Pursuant to these agreements, Belcrest Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month LIBOR. Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations. Belcrest Capital is exposed to credit loss in the event of non-performance by the swap counterparty. Risks may arise from the unanticipated movements in the value of interest rates.

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

     The apartment units held by Bel Communities, Bel Apartment and Monadnock were leased to residents generally for a term of one year or less.

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

     I INCOME TAXES -- Belcrest Capital, Belvedere Capital and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belcrest Capital, Belvedere Capital and the Portfolio do not incur federal income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The policy of Belcrest Realty, Bel Alliance, Casco, Bel Communities, Bel Apartment and Monadnock (for the period during which Belcrest Realty maintained an interest in Bel Communities, Bel Apartment and Monadnock) is to comply with the Internal Revenue Code of 1986, as amended, applicable to REITs. Belcrest Realty, Bel Alliance and Casco will generally not be subject to federal income tax to the extent that they distribute their earnings to their stockholders each year and maintain their qualification as a REIT. BSA is a single member limited liability company treated as a pass-through entity for federal tax purposes.

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

     L RECLASSIFICATIONS -- Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

     M INDEMNIFICATIONS -- Under Belcrest Capital's Amended and Restated Operating Agreement, Belcrest Capital's officers, its manager, investment adviser, and any affiliate, associate, officer, employee or trustee thereof, and any manager, director, officer or employee of Belcrest Realty or any other controlled subsidiary may be indemnified against certain liabilities and expenses arising out of their duties to the Fund. Shareholders also may be indemnified against personal liability for the liabilities of Belcrest Capital. Additionally, in the normal course of business, the Fund enters into agreements with service providers that may contain indemnification clauses. The Fund's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

3    DISTRIBUTIONS TO SHAREHOLDERS

     Belcrest Capital intends to distribute at the end of each year, or shortly thereafter, the amount of its net investment income for the year, if any, and 18% of the amount of its net realized capital gains for such year (reduced during the year ended December 31, 2003 from 22% to reflect the reduction in federal long-term capital gains tax rates), if any, other than precontribution gains allocated to a Shareholder in connection with a tender offer or other extraordinary event with respect to a security contributed by that Shareholder or such Shareholder's predecessor in interest. In addition, whenever a distribution in respect of a precontribution gain is made, Belcrest Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions.

     Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) will be made solely to the Shareholders to whom such realized precontribution gain is allocated. Special Distributions paid or accrued were $1,059 during the year ended December 31, 2003. There were no Special Distributions paid or accrued during the years ended December 31, 2002 and 2001.

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

4    SHAREHOLDER TRANSACTIONS

     Belcrest Capital may issue an unlimited number of full and fractional Fund Shares. Transactions in Fund Shares were as follows:

                                           YEAR ENDED          YEAR ENDED           YEAR ENDED
                                           DECEMBER 31, 2003   DECEMBER 31, 2002    DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------
Issued to Shareholders electing to
 receive payment of distributions
 in Fund Shares                               56,604                     -               96,934
Redemptions                               (1,756,270)           (2,692,855)          (1,326,259)
-----------------------------------------------------------------------------------------------------
NET DECREASE                              (1,699,666)           (2,692,855)          (1,229,325)
-----------------------------------------------------------------------------------------------------

     Redemptions of Fund Shares held less than three years are generally subject to a redemption fee of 1% of the net asset value of Fund Shares redeemed.
     The redemption fee is paid to Eaton Vance Distributors, Inc. (EV Distributors) by Belcrest Capital on behalf of the redeeming Shareholder. No charge is levied on redemptions of Fund Shares acquired through the reinvestment of distributions, Fund Shares redeemed in connection with a tender offer or other extraordinary corporate event or Fund Shares redeemed following the death of all of the initial holders of the Fund Shares redeemed. In addition, no fee applies to redemptions by a Shareholder, who, during any 12-month period, redeems less than 8% of the total number of Fund Shares held by the Shareholder as of the beginning of the 12-month period. EV Distributors received redemption fees of $0, $479,948 and $816,673 for the years ended December 31, 2003, 2002 and 2001, respectively.

5    INVESTMENT TRANSACTIONS

     The following table summarizes the Fund's investment transactions for the years ended December 31, 2003 and 2002:

                                                        YEAR ENDED          YEAR ENDED
     INVESTMENT TRANSACTION                             DECEMBER 31, 2003   DECEMBER 31, 2002
     ----------------------------------------------------------------------------------------
     Increases in investment in Belvedere Capital      $  23,700,000         $ 117,237,206
     Decreases in investment in Belvedere Capital(1)   $ 200,708,168         $ 461,991,935
     Sale of common stock(1)                           $  41,257,348         $  73,554,369
     Sale of other real estate(2)                      $           -         $  69,531,621
     Purchase of Partnership Preference Units(3)       $   2,003,596         $           -
     Sales of Partnership Preference Units(4)          $ 122,781,353         $  35,374,360
     ----------------------------------------------------------------------------------------

(1) Included in decreases in investment in Belvedere Capital for the years ended December 31, 2003 and 2002 is the receipt of common stock through a redemption-in-kind of $41,295,677 and $73,710,967, respectively. Belcrest Capital subsequently sold the common stock during the years ended December 31, 2003 and 2002 recognizing a loss of $38,329 and $156,598, respectively, on the transactions.

(2) During 2002, Belcrest Realty sold its majority interests in Bel Apartment and Bel Communities to another fund sponsored by Eaton Vance and recognized an aggregate loss of $4,898,288 on the transaction.

(3) Purchases of Partnership Preference Units represent the investment in Bel Holdings, LLC (Note 1B).

(4) Sales of Partnership Preference Units for the year ended December 31, 2003 include Partnership Preference Units sold to other funds sponsored by Eaton Vance. Belcrest Capital recognized a gain of $727,158 on the transaction.

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

6    INDIRECT INVESTMENT IN PORTFOLIO

     The following table summarizes the Fund's investment in the Portfolio through Belvedere Capital, for the years ended December 31, 2003, 2002 and 2001, including allocations of income, expenses and net realized and unrealized gains (losses) for the years then ended:

                                                                     YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                  DECEMBER 31, 2003  DECEMBER 31, 2002   DECEMBER 31, 2001
     ---------------------------------------------------------------------------------------------------------------------
Belvedere Capital's interest in the Portfolio(1)                 $ 11,100,012,615    $  8,753,268,522     $ 10,334,131,781
The Fund's investment in Belvedere Capital(2)                    $  2,801,412,510    $  2,423,063,983     $  3,417,745,020
Income allocated to Belvedere Capital from the Portfolio         $    143,671,130    $    123,096,851     $    105,790,876
Income allocated to the Fund from Belvedere Capital              $     38,287,980    $     37,902,671     $     38,653,019
Expenses allocated to Belvedere Capital from the Portfolio       $     43,085,940    $     42,648,896     $     43,414,135
Expenses allocated to the Fund from Belvedere Capital(3)         $     15,417,998    $     17,729,180     $     21,371,452
Net realized gain (loss) allocated to Belvedere Capital
 from the Portfolio                                              $    128,352,887    $     (2,190,956)    $    (56,383,991)
Net realized gain (loss) allocated to the Fund from
 Belvedere Capital                                               $     33,406,986    $     (5,159,772)    $    (17,738,377)
Change in unrealized appreciation (depreciation)
 allocated to Belvedere Capital from the Portfolio               $  1,892,271,872    $ (2,139,304,336)    $ (1,001,620,479)
Change in unrealized appreciation (depreciation)
 allocated to the Fund from Belvedere Capital                    $    499,079,727    $   (664,940,027)    $   (393,980,618)
---------------------------------------------------------------------------------------------------------------------------

(1) As of December 31, 2003, 2002 and 2001, the value of Belvedere Capital's interest in the Portfolio represents 63.0%, 60.1% and 56.4% of the Portfolio's net assets, respectively.

(2) As of December 31, 2003, 2002 and 2001, the Fund's investment in Belvedere Capital represents 25.2%, 27.7%, and 33.1% of Belvedere Capital's net assets, respectively.

(3)  Allocated  expenses include  $11,496,822,  $13,225,727 and $15,881,789,  of expenses allocated from the Portfolio, operating expenses of $109,638, $111,732 and $140,453, and service fees of $3,811,538, $4,391,721 and
     $5,349,210,  for  the  years  ended  December  31,  2003,  2002  and  2001, respectively (Note 9).

7    INTEREST RATE SWAP AGREEMENTS

     Belcrest Capital has entered into interest rate swap agreements in connection with its real estate investments and the associated borrowings. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at December 31, 2003 and 2002 are listed below.

           NOTIONAL                       INITIAL
            AMOUNT                        OPTIONAL     FINAL        UNREALIZED               UNREALIZED
EFFECTIVE   (000'S  FIXED   FLOATING      TERMINATION  TERMINATION  APPRECIATION             DEPRECIATION
DATE       OMITTED) RATE    RATE          DATE         DATE         AT DECEMBER 31, 2003     AT DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------------
  10/03   $ 78,620    5.05%  LIBOR + 0.30%  02/04        06/10         $  197,524               $           -
  10/03    128,116   4.865%  LIBOR + 0.30%  07/04        06/10            451,953                           -
  10/03    170,000   4.795%  LIBOR + 0.30%  09/04        06/10            695,087                           -
  10/03     63,526    4.69%  LIBOR + 0.30%  02/05        06/10            305,966                           -
  10/03     55,375   4.665%  LIBOR + 0.30%  03/05        06/10            272,239                           -
  10/03     80,965   4.145%  LIBOR + 0.30%  03/10        06/10            527,521                           -
  10/03     47,253   4.045%  LIBOR + 0.30%      -        06/10            544,812                           -
  06/10      3,870   6.290%  LIBOR + 0.30%      -        07/15             11,026                           -
  11/98     68,750   6.225%  LIBOR + 0.45%  11/03        11/05                  -                   (2,631,954)
  11/98     24,528   6.295%  LIBOR + 0.45%  05/03        11/05                  -                     (524,357)
  11/98     41,368    6.31%  LIBOR + 0.45%  02/03        11/05                  -                     (552,915)
  02/99      9,030   6.505%  LIBOR + 0.45%  03/03        11/05                  -                      (72,358)
  02/99     21,996   6.497%  LIBOR + 0.45%  04/03        11/05                  -                     (306,283)
  02/99     20,018   6.439%  LIBOR + 0.45%  11/03        11/05                  -                     (806,266)
  02/99    111,000  6.4068%  LIBOR + 0.45%  02/04        11/05                  -                   (5,541,030)
  04/99     80,000   6.555%  LIBOR + 0.45%  04/04        11/05                  -                   (4,704,347)
  04/99     16,468  6.7195%  LIBOR + 0.45%  02/03        11/05                  -                      (73,907)
  04/99     12,671  6.6176%  LIBOR + 0.45%  11/03        11/05                  -                     (531,221)
  04/99     15,105  6.5903%  LIBOR + 0.45%  02/04        11/05                  -                     (786,970)
  07/99     26,516   7.308%  LIBOR + 0.45%  11/03        11/05                  -                   (1,277,816)
  07/99     40,193   7.301%  LIBOR + 0.45%  02/04        11/05                  -                   (2,427,007)
  07/99     10,109   7.237%  LIBOR + 0.45%  04/04        11/05                  -                     (689,195)
  07/99    155,000   7.231%  LIBOR + 0.45%  07/04        11/05                  -                  (12,202,144)
  09/99     17,674     7.7%  LIBOR + 0.45%  02/04        11/05                  -                   (1,148,226)
  09/99      9,833   7.635%  LIBOR + 0.45%  07/04        11/05                  -                     (837,224)
  09/99     43,000  7.6525%  LIBOR + 0.45%  09/04        11/05                  -                   (3,931,451)
  09/99     35,024   7.644%  LIBOR + 0.45%  07/04        11/05                  -                   (2,986,988)
  09/99    212,000  7.6224%  LIBOR + 0.45%  09/04        11/05                  -                  (19,546,084)
  09/99      1,907    7.58%  LIBOR + 0.45%  04/04        11/05                  -                     (138,784)
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                                  $3,006,128               $  (61,716,527)
-------------------------------------------------------------------------------------------------------------------

     On October 1, 2003, new interest rate swap agreements were entered into to fix a portion of the cost of Belcrest Capital's borrowings under the Credit Facility (as defined in Note 8B) established on July 15, 2003. Concurrently, all interest rate swap agreements outstanding on September 30, 2003 were terminated, resulting in realized losses of $31,431,345.

8    DEBT

     A  MORTGAGES  --  Rental  property  held by  Belcrest  Realty's  controlled subsidiaries is financed through mortgages issued to the controlled subsidiaries. The mortgages are secured by a rental property or properties. The mortgages are generally without recourse to Belcrest Realty and Belcrest Capital, except, in the case of Casco, for certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting the rental property subject to the mortgages. Belcrest Capital and Belcrest Realty have received indemnification from the Casco Minority Shareholder (Note 1B) for certain of such potential liabilities. In addition, Belcrest Realty has indemnified the Bel Alliance Minority Shareholder (Note 1B) from certain losses arising from the Bel Alliance Minority Shareholder's guaranty of certain exceptions to the generally non-recourse nature of Bel Alliance's mortgages (which exceptions are substantially the same as those described for the Casco mortgages, but only to the extent that such losses are caused by Belcrest Realty.) The mortgage debt obligation of Bel Santa Ana is generally without recourse to Belcrest Realty, Belcrest Capital and Shareholders. Belcrest Capital and Belcrest Realty may, however, be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants. The estimated fair value of the rental property securing the loans was $606,322,864 and $651,756,818 at December 31, 2003 and 2002, respectively. Balances outstanding at December 31, 2003 and 2002 are as follows:




                               MONTHLY
                               PRINCIPAL
                    ANNUAL     AND
                    INTEREST   INTEREST    BALANCE AT          BALANCE AT
MATURITY DATE       RATE       PAYMENT     DECEMBER 31, 2003   DECEMBER 31, 2002
--------------------------------------------------------------------------------
October 1, 2005     6.90%     $   80,349    $  11,442,838       $  11,611,118
February 1, 2009    7.22%        313,618       43,864,549          44,395,826
February 1, 2009    7.22%        332,517       46,507,850          47,071,141
May 1, 2009         7.25%         36,155        5,062,462           5,121,829
July 1, 2009        7.74%        235,286       31,610,728          31,939,502
July 1, 2009        7.83%        277,228       36,955,016          37,331,750
April 1, 2010       8.56%        114,704       14,456,275          14,572,607
April 1, 2010       8.56%         98,435       12,405,871          12,505,704
April 1, 2010       8.56%        224,163       28,252,019          28,478,962
April 1, 2010       8.56%        173,885       21,915,275          22,091,317
April 1, 2010       8.64%        308,577       38,626,787          38,931,540
April 1, 2010       8.64%        236,624       29,619,900          29,853,591
June 1, 2011        6.765%       617,239(1)   109,488,000         109,488,000
January 1, 2028     7.143%       418,459       57,650,498          58,520,020
July 10, 2015       7.18%        337,500(2)    48,562,740          49,104,630
--------------------------------------------------------------------------------
                              $3,804,739    $ 536,420,808       $ 541,017,537
--------------------------------------------------------------------------------
Less: reduction of mortgage notes
 payable (3)                                $  22,432,314       $           -
                                           -------------------------------------
                                            $ 513,988,494       $ 541,017,537
                                           -------------------------------------

(1) Mortgages provide for monthly payments of interest only through the respective maturity date with the entire principal balance due on the respective maturity date.

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

     Scheduled repayments of mortgages for the years subsequent to December 31, 2003 are as follows:


     YEAR ENDING DECEMBER 31,            AMOUNT
     -------------------------------------------------
     2004                                $   5,465,008
     2005                                   17,093,949
     2006                                    6,294,793
     2007                                    6,795,303
     2008                                    7,230,321
     Thereafter                            493,541,434
     -------------------------------------------------
                                         $ 536,420,808
     -------------------------------------------------

     The estimated market value of the mortgage notes payable was approximately $539,000,000 and $596,000,000 at December 31, 2003 and 2002, respectively.
     The mortgage notes payable cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty or without the sale of the rental property financed by the mortgage notes payable. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable or sell the related rental property prior to the maturity date. The market value of the mortgages is based on estimates using discounted cash flow analysis and currently prevailing rates. Considerable judgement is necessary in interpreting market data to develop estimates of market value. The use of different assumptions or estimation methodologies may have a material effect on the estimated market value.

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

     B CREDIT FACILITY -- On July 15, 2003, Belcrest Capital refinanced its credit facility with Merrill Lynch International Bank Limited with two new credit arrangements (collectively, the Credit Facility). The Credit Facility has a seven-year maturity and will expire on June 25, 2010. Belcrest Capital's obligations under the Credit Facility are secured by a pledge of its assets, excluding the assets of BSA, Bel Alliance and Casco.

     At the date the agreement was entered into, Belcrest Capital borrowed $722,000,000 with DrKW Holdings, Inc. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum.

     The $138,000,000 credit arrangement with Merrill Lynch Mortgage Capital, Inc. includes the ability to issue letters of credit up to $10,000,000. This credit arrangement accrues interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. Belcrest Capital pays all fees associated with issuing the letters of credit. As of December 31, 2003 and 2002, there were no outstanding borrowings under this credit arrangement and there were no letters of credit issued.

     Borrowings under the Credit Facility have been used to purchase the Fund's interests in real estate investments, to pay selling commissions and organizational expenses, and to provide for the short-term liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

The following table summarizes Belcrest Capital's Credit Facility.


                             AT DECEMBER 31, 2003       AT DECEMBER 31, 2002 (1)
--------------------------------------------------------------------------------
Total Credit Facility         $     860,000,000          $      1,150,000,000
Borrowings outstanding        $     652,000,000          $        779,350,000
--------------------------------------------------------------------------------

(1) At December 31, 2002 Belcrest Capital had a credit facility which includes the ability to utilize letters of credit with Merrill Lynch International Bank Limited. Interest on borrowed funds was based on the prevailing LIBOR rate for the respective interest period plus a spread of 0.45% per annum and fees on letters of credit were charged at a rate of 0.80% per annum. In addition, Belcrest Capital paid a commitment fee at a rate of 0.10% per annum on the unused amount of the loan commitment.

9    MANAGEMENT FEE AND OTHER TRANSACTIONS WITH AFFILIATES

     Belcrest Capital and the Portfolio have engaged Boston Management as Investment Adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the years ended December 31, 2003, 2002 and 2001, the advisory fee applicable to the Portfolio was 0.44%, 0.44% and 0.43% of average daily net assets, respectively.

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

     Pursuant to a servicing agreement between Belvedere Capital and EV Distributors, Belvedere Capital pays a servicing fee to EV Distributors for providing certain services and information to Shareholders. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Capital's average daily net assets. Pursuant to a servicing agreement between Belcrest Capital and EV Distributors, Belcrest Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.20% of Belcrest Capital's average daily net assets, less Belcrest Capital's allocated share of the servicing fee payable by Belvedere Capital.

     Management services for the real property held by Bel Alliance, Casco, Bel Communities, Bel Apartment and Monadnock (for the period during which Belcrest Realty maintained an interest in Bel Communities, Bel Apartment and Monadnock) are provided by an affiliate of each respective entity's Minority Shareholder (Note 1B). Each management agreement provides for a management fee and allows for reimbursement of payroll and other direct expenses incurred by the managers in conjunction with managing each respective entity's properties (Note 1B).

     The table below sets forth the fees, paid or payable by, or allocable to, the Fund and Belcrest Realty for the years ended December 31, 2003, 2002 and 2001 in connection with the services rendered by Eaton Vance, its affiliates and affiliates of Belcrest Realty's controlled subsidiaries.

                                                                    YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                    DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
Advisory fee allocated to Belvedere Capital from the Portfolio     $      41,671,111   $      41,180,780   $      42,233,575
Advisory fee allocated to the Fund from Belvedere Capital          $      11,119,450   $      12,765,707   $      15,466,651
Advisory and administrative fee and management fee                 $      10,350,305   $      11,646,690   $      14,525,413
Distribution fees                                                  $       2,419,594   $       2,735,798   $       3,389,822
Reduction of advisory and administrative fees                      $       2,419,594   $       2,735,798   $       3,389,822
Servicing fees allocated to Belvedere Capital from the Portfolio   $      14,288,579   $      14,167,556   $      14,628,710
Servicing fees allocated to the Fund from Belvedere Capital        $       3,811,538   $       4,391,721   $       5,349,210
Servicing fees                                                     $       1,024,603   $       1,082,937   $       1,455,204
Servicing fees paid or accrued to subagents                        $       4,836,123   $       5,462,861   $       6,804,414
Property management fees                                           $       4,190,616   $       5,183,709   $       6,432,864
-----------------------------------------------------------------------------------------------------------------------------

10   SEGMENT INFORMATION

     Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Capital. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Capital, Belcrest Capital invests in real estate assets through its subsidiary Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through controlled subsidiaries, BSA, Bel Alliance, Casco, Bel Communities, Bel Apartment and Monadnock (for the period during which Belcrest Realty maintained an interest in Bel Communities, Bel Apartment and Monadnock). (Note 1).

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

                                               TAX-
                                               MANAGED
     FOR THE YEAR ENDED                        GROWTH              REAL
     DECEMBER 31, 2003                         PORTFOLIO*          ESTATE              TOTAL
     --------------------------------------------------------------------------------------------------
     Revenue                                   $     22,869,982    $    160,839,351    $    183,709,333
     Interest expense on mortgages                           --         (41,572,764)        (41,572,764)
     Interest expense on Credit Facility                     --         (12,311,636)        (12,311,636)
     Operating expenses                              (1,594,153)        (65,497,002)        (67,091,155)
     Minority interest in net income of
       controlled subsidiaries                               --          (2,480,621)         (2,480,621)
     --------------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME                     $     21,275,829    $     38,977,328    $     60,253,157
     Net realized gain (loss)                        33,368,657         (69,685,859)        (36,317,202)
     Change in unrealized
       appreciation (depreciation)                  499,079,727          75,926,514         575,006,241
     --------------------------------------------------------------------------------------------------
     NET INCREASE IN NET ASSETS
       FROM OPERATIONS OF REPORTABLE SEGMENTS  $    553,724,213    $     45,217,983    $    598,942,196
     --------------------------------------------------------------------------------------------------


                                              TAX-
                                              MANAGED
     FOR THE YEAR ENDED                       GROWTH               REAL
     DECEMBER 31, 2002                        PORTFOLIO*           ESTATE             TOTAL
     ------------------------------------------------------------------------------------------------
     Revenue                                  $      20,173,491    $   186,543,057    $   206,716,548
     Interest expense on mortgages                           --        (50,432,321)       (50,432,321)
     Interest expense on Credit Facility                     --        (19,387,954)       (19,387,954)
     Operating expenses                              (1,688,258)       (73,892,520)       (75,580,778)
     Minority interest in net income of
     controlled subsidiaries                                 --         (3,739,942)        (3,739,942)
     ------------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME                    $      18,485,233    $    39,090,320    $    57,575,553
     Net realized loss                               (5,316,370)       (49,849,455)       (55,165,825)
     Change in unrealized appreciation
     (depreciation)                                (664,940,027)       (38,440,353)      (703,380,380)
     ------------------------------------------------------------------------------------------------
     NET DECREASE IN NET
     ASSETS FROM OPERATIONS OF
     REPORTABLE SEGMENTS                      $    (651,771,164)   $   (49,199,488)    $  (700,970,652)
     ------------------------------------------------------------------------------------------------






















                                              TAX-
                                              MANAGED
     FOR THE YEAR ENDED                       GROWTH               REAL
     DECEMBER 31, 2001                        PORTFOLIO*           ESTATE              TOTAL
     ------------------------------------------------------------------------------------------------
     Revenue                                  $      17,281,567    $   232,853,172    $   250,134,739
     Interest expense on mortgages                            -        (62,603,342)       (62,603,342)
     Interest expense on Credit Facility                      -        (49,766,054)       (49,766,054)
     Operating expenses                              (2,226,804)       (87,668,904)       (89,895,708)
     Minority interest in net income of
     controlled subsidiaries                                  -         (7,189,327)        (7,189,327)
     ------------------------------------------------------------------------------------------------
     NET INVESTMENT INCOME (LOSS)             $      15,054,763    $    25,625,545    $    40,680,308
     Net realized loss                              (17,738,377)       (19,328,930)       (37,067,307)
     Change in unrealized appreciation
     (depreciation)                                (393,980,618)         2,685,461       (391,295,157)
     ------------------------------------------------------------------------------------------------
     NET (DECREASE) INCREASE IN NET
     ASSETS FROM OPERATIONS OF
     REPORTABLE SEGMENTS                      $    (396,664,232)   $     8,982,076    $  (387,682,156)
     ------------------------------------------------------------------------------------------------

* Belcrest Capital indirectly invests in Tax-Managed Growth Portfolio through its investment in Belvedere Capital.

     The following table reconciles the segment information reported above to the consolidated financial statements for the periods indicated:

                                                               YEAR ENDED           YEAR ENDED            YEAR ENDED
                                                               DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------------------------
     Revenue:
       Revenues from reportable segments                       $     183,709,333    $     206,716,548    $     250,134,739
       Unallocated amounts:
          Interest earned on cash not invested in the
             Portfolio or in subsidiaries                                221,144               49,350              719,223
--------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUE                                             $     183,930,477    $     206,765,898    $     250,853,962
--------------------------------------------------------------------------------------------------------------------------

     Net increase (decrease) in net assets from operations:
       Net increase (decrease) in net assets from operations
        of reportable segments                                 $     598,942,196    $    (700,970,652)   $    (387,682,156)
       Unallocated amounts:
          Interest earned on cash not invested in the
             Portfolio or in subsidiaries                                221,144               49,350              719,223
       Unallocated amounts (1):
          Distribution and servicing fees                             (3,444,197)          (3,818,735)          (4,845,026)
          Interest expense on Credit Facility                           (380,772)            (395,673)          (1,539,156)
          Audit, tax and legal fees                                     (219,201)            (249,239)            (222,463)
          Other operating expenses                                      (102,437)            (167,858)             (78,378)
--------------------------------------------------------------------------------------------------------------------------
     TOTAL NET INCREASE (DECREASE) IN NET ASSETS FROM
      OPERATIONS                                               $     595,016,733    $    (705,552,807)   $    (393,647,956)
--------------------------------------------------------------------------------------------------------------------------

(1) Unallocated amounts represent expenses incurred that pertain to the overall operation of Belcrest Capital, and do not pertain to either operating segment.

                              TAX-MANAGED
AT DECEMBER 31, 2003       GROWTH PORTFOLIO*      REAL ESTATE         TOTAL
--------------------------------------------------------------------------------
Segment assets             $   2,801,412,510   $ 1,099,020,956   $ 3,900,433,466
Segment liabilities                    1,059     1,197,408,196     1,197,409,255
--------------------------------------------------------------------------------
NET ASSETS (LIABILITIES) OF
 REPORTABLE SEGMENTS       $   2,801,411,451   $   (98,387,240)  $ 2,703,024,211
--------------------------------------------------------------------------------


                             TAX-MANAGED
AT DECEMBER 31, 2002       GROWTH PORTFOLIO*      REAL ESTATE         TOTAL
--------------------------------------------------------------------------------
Segment assets             $   2,496,618,352    $1,232,168,876   $ 3,728,787,228
Segment liabilities                3,952,503     1,418,083,942     1,422,036,445
--------------------------------------------------------------------------------
NET ASSETS (LIABILITIES) OF
 REPORTABLE SEGMENTS       $   2,492,665,849    $ (185,915,066)  $ 2,306,750,783
--------------------------------------------------------------------------------

* Belcrest Capital indirectly invests in Tax-Managed Growth Portfolio through its investment in Belvedere Capital.

     The following table reconciles the segment information reported above to the consolidated financial statements for the periods indicated:



                                         DECEMBER 31, 2003     DECEMBER 31, 2002
--------------------------------------------------------------------------------
Net assets:
 Net assets of reportable segments        $ 2,703,024,211      $ 2,306,750,783
 Unallocated cash(1)                               20,001            7,861,074
 Short-term investments(2)                     48,059,348            2,564,911
 Loan payable - Credit Facility(3)            (14,989,056)         (17,577,286)
 Other liabilities                             (6,929,912)            (107,950)
--------------------------------------------------------------------------------
TOTAL NET ASSETS                          $ 2,729,184,592      $ 2,299,491,532
--------------------------------------------------------------------------------
(1) Unallocated cash represents cash not invested in the Portfolio and real estate assets.

(2) Short-term investments represent temporary investments of cash. Such amounts may be used to finance the Fund's equity in real estate investments, to reduce outstanding borrowings under the Credit Facility or for the short-term liquidity needs of the Funds.

(3) Unallocated amount of loan payable-Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

11   SUBSEQUENT EVENTS (UNAUDITED)

     On January 14, 2004, the Fund made a distribution of $0.39 per Share to Shareholders of record on January 13, 2004.

BELCREST CAPITAL FUND LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF BELCREST CAPITAL FUND LLC AND SUBSIDIARIES

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated portfolio of investments, of Belcrest Capital Fund LLC and subsidiaries (collectively, the Fund) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in net assets, cash flows and the financial highlights for each of the three years in the period ended December 31, 2003. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2003 and 2002 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2003 and 2002, the results of its operations, the changes in its net assets, its cash flows, and the financial highlights for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 2004

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003
PORTFOLIO OF INVESTMENTS

COMMON STOCKS -- 99.2%

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
AEROSPACE AND DEFENSE -- 2.5%

Boeing Company (The)                                                      797,051   $       33,587,729
General Dynamics                                                          735,000           66,436,650
Honeywell International, Inc.                                             275,998            9,226,613
Northrop Grumman Corp.                                                  1,684,522          161,040,303
Raytheon Company                                                          313,599            9,420,514
Rockwell Collins, Inc.                                                    203,032            6,097,051
Teledyne Technologies Incorporated(1)                                       6,117              115,305
United Technologies Corp.                                               1,582,098          149,935,427
------------------------------------------------------------------------------------------------------
                                                                                    $      435,859,592
------------------------------------------------------------------------------------------------------

AIR FREIGHT AND LOGISTICS -- 2.6%

FedEx Corporation                                                       2,106,578   $      142,194,015
Robinson (C.H.) Worldwide, Inc.                                         1,186,638           44,985,447
United Parcel Service, Inc. Class B                                     3,549,425          264,609,634
------------------------------------------------------------------------------------------------------
                                                                                    $      451,789,096
------------------------------------------------------------------------------------------------------

AIRLINES -- 0.0%

Southwest Airlines, Inc.                                                  126,393   $        2,039,983
------------------------------------------------------------------------------------------------------
                                                                                    $        2,039,983
------------------------------------------------------------------------------------------------------

AUTO COMPONENTS -- 0.2%

ArvinMeritor, Inc.                                                         33,635   $          811,276
Borg-Warner Automotive, Inc.                                              203,981           17,352,664
Dana Corp.                                                                 25,000              458,750
Delphi Automotive Systems Corp.                                             6,338               64,711
Johnson Controls, Inc.                                                    114,364           13,279,948
Visteon Corp.                                                              10,226              106,453
------------------------------------------------------------------------------------------------------
                                                                                    $       32,073,802
------------------------------------------------------------------------------------------------------

AUTOMOBILES -- 0.1%

DaimlerChrysler AG                                                          7,000   $          323,540
Ford Motor Co.                                                            145,884            2,334,144
General Motors Corp.                                                       13,896              742,046
Harley-Davidson, Inc.                                                     137,700            6,544,881
Honda Motor Co. Ltd. ADR                                                   20,000              450,000
------------------------------------------------------------------------------------------------------
                                                                                    $       10,394,611
------------------------------------------------------------------------------------------------------

BEVERAGES -- 3.9%

Anheuser-Busch Companies, Inc.                                          3,381,243   $      178,123,881
Coca-Cola Company (The)                                                 3,177,651          161,265,788
Coca-Cola Enterprises, Inc.                                             1,729,424   $       37,822,503
PepsiCo., Inc.                                                          6,531,299          304,489,159
------------------------------------------------------------------------------------------------------
                                                                                    $      681,701,331
------------------------------------------------------------------------------------------------------

BIOTECHNOLOGY -- 1.7%

Amgen, Inc.(1)                                                          3,861,137   $      238,618,267
Applera Corp. - Celera Genomics Group(1)                                   26,000              361,660
Genzyme Corp. - General Division(1)                                       464,926           22,939,449
Gilead Sciences, Inc.(1)                                                   39,362            2,288,507
Incyte Pharmaceuticals, Inc.(1)                                            14,294               97,771
Invitrogen Corp.(1)                                                       467,551           32,728,570
Vertex Pharmaceuticals, Inc.(1)                                            13,000              132,990
------------------------------------------------------------------------------------------------------
                                                                                    $      297,167,214
------------------------------------------------------------------------------------------------------






BUILDING PRODUCTS -- 0.9%

American Standard Companies, Inc.(1)                                      331,609   $       33,393,026
CRH plc                                                                   329,450            6,752,716
Masco Corporation                                                       4,145,436          113,626,401
Water Pik Technologies(1)                                                   2,141               26,270
------------------------------------------------------------------------------------------------------
                                                                                    $      153,798,413
------------------------------------------------------------------------------------------------------

CAPITAL MARKETS -- 3.8%

Affiliated Managers Group(1)                                               13,680   $          951,991
Bank of New York Co., Inc. (The)                                          441,413           14,619,599
Bear Stearns Companies, Inc.                                               83,352            6,663,992
Credit Suisse Group                                                       155,136            5,676,090
Federated Investors, Inc.                                               1,634,947           48,002,044
Franklin Resources, Inc.                                                1,508,429           78,528,814
Goldman Sachs Group, Inc.                                                   9,627              950,474
Investors Financial Services Corp.                                        475,402           18,260,191
Knight Trading Group, Inc.(1)                                           1,750,000           25,620,000
Legg Mason, Inc.                                                           17,641            1,361,532
Lehman Brothers Holdings, Inc.                                             57,486            4,439,069
Mellon Financial Corporation                                              221,912            7,125,594
Merrill Lynch & Co., Inc.                                               1,761,959          103,338,895
Morgan (J.P.) Chase & Co.                                                 394,005           14,471,804
Morgan Stanley Dean Witter & Co.                                        4,770,551          276,071,786
Northern Trust Corp.                                                      261,505           12,139,062
Nuveen Investments Class A                                                150,000            3,999,000
Price (T. Rowe) Group, Inc.                                               171,434            8,127,686
Raymond James Financial, Inc.                                              98,225            3,703,082
Schwab (Charles) & Co.                                                    946,055           11,201,291

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
CAPITAL MARKETS (CONTINUED)

State Street Corp.                                                        328,000   $       17,082,240
UBS AG                                                                     49,812            3,386,718
Waddell & Reed Financial, Inc., Class A                                   271,320            6,365,167
------------------------------------------------------------------------------------------------------
                                                                                    $      672,086,121
------------------------------------------------------------------------------------------------------

CHEMICALS -- 1.0%

Airgas, Inc.                                                              389,753   $        8,371,894
Arch Chemicals, Inc.                                                        4,950              127,017
Bayer AG ADR                                                               40,000            1,176,400
Dow Chemical Co. (The)                                                    267,064           11,101,850
DuPont (E.I.) de Nemours & Co.                                          1,302,039           59,750,570
Ecolab, Inc.                                                              318,168            8,708,258
MacDermid, Inc.                                                            61,937            2,120,723
Monsanto Company                                                           28,797              828,778
Olin Corp.                                                                  9,900              198,594
PPG Industries, Inc.                                                       23,542            1,507,159
Rohm and Haas, Co.                                                          2,601              111,089
RPM, Inc.                                                                  88,338            1,454,043
Sigma-Aldrich Corp.                                                       630,897           36,074,690
Solutia Inc.(1)                                                            20,293                7,407
Valspar Corp.                                                             818,316           40,441,177
------------------------------------------------------------------------------------------------------
                                                                                    $      171,979,649
------------------------------------------------------------------------------------------------------

COMMERCIAL BANKS -- 8.3%

AmSouth Bancorporation                                                    812,145   $       19,897,552
Associated Banc-Corp.                                                     749,148           31,951,162
Bank of America Corporation                                             2,257,529          181,573,057
Bank of Hawaii Corp.                                                       49,425            2,085,735
Bank of Montreal                                                          269,166           11,116,556
Bank One Corp.                                                          1,786,768           81,458,753
Banknorth Group, Inc.                                                      50,125            1,630,566
BB&T Corp.                                                              1,276,393           49,319,826
Charter One Financial, Inc.                                               251,993            8,706,358
City National Corp.                                                       273,260           16,974,911
Colonial Bancgroup, Inc. (The)                                            253,936            4,398,172
Comerica, Inc.                                                            241,725           13,551,103
Commerce Bancshares, Inc.                                                 147,766            7,243,489
Community First Bancshares, Inc.                                          360,184           10,423,725
Compass Bancshares, Inc.                                                  358,352           14,086,817
Fifth Third Bancorp                                                     1,209,520           71,482,632
First Citizens BancShares, Inc.                                            43,651            5,304,906
First Financial Bancorp.                                                   47,933              764,531
First Midwest Bancorp, Inc.                                               815,329   $       26,424,813
First Tennessee National Corporation                                      157,089            6,927,625
FleetBoston Financial Corporation                                         715,716           31,241,003
Hibernia Corp. Class A                                                    187,345            4,404,481
HSBC Holdings PLC ADR                                                     608,017           47,923,900
Huntington Bancshares, Inc.                                               578,423           13,014,517
Keycorp                                                                   625,951           18,352,883
M&T Bank Corp.                                                             37,734            3,709,252
Marshall & Ilsley Corp.                                                   683,798           26,155,273
National City Corp.                                                     1,598,288           54,245,895
National Commerce Financial Corp.                                       1,113,055           30,364,140
North Fork Bancorporation, Inc.                                            53,534            2,166,521
PNC Bank Corp.                                                            156,003            8,538,044
Popular, Inc.                                                                 716               32,177
Regions Financial Corp.                                                 1,624,786           60,442,039
Royal Bank of Scotland Group PLC                                           50,837            1,497,956
S&T Bancorp, Inc.                                                         100,000            2,990,000
SouthTrust Corp.                                                          506,253           16,569,661
Southwest Bancorporation of Texas, Inc.(1)                                815,601           31,686,099
SunTrust Banks, Inc.                                                      425,640           30,433,260
Synovus Financial Corp.                                                 1,345,581           38,914,203
TCF Financial Corporation                                                  28,000            1,437,800
U.S. Bancorp                                                            4,150,861          123,612,641
Union Planters Corp.                                                      703,729           22,160,426
Valley National Bancorp                                                   202,293            5,906,956
Wachovia Corp.                                                          1,901,325           88,582,732
Wells Fargo & Company                                                   3,129,623          184,303,498
Westamerica Bancorporation                                                268,474           13,343,158
Whitney Holding Corp.                                                     353,200           14,477,668
Zions Bancorporation                                                      252,271           15,471,780
------------------------------------------------------------------------------------------------------
                                                                                    $    1,457,300,252
------------------------------------------------------------------------------------------------------



COMMERCIAL SERVICES AND SUPPLIES -- 2.4%

Allied Waste Industries, Inc.(1)                                        1,674,390   $       23,240,533
Apollo Group, Inc. Class A(1)                                               7,599              516,732
Arbitron, Inc.(1)                                                          30,885            1,288,522
Avery Dennison Corp.                                                    1,350,977           75,681,732
Banta Corp.                                                                42,341            1,714,810
Block (H&R), Inc.                                                         732,354           40,550,441
Bowne & Company                                                           172,640            2,340,998
Cendant Corp.(1)                                                          549,359           12,234,225
Century Business Services, Inc.(1)                                        370,000            1,653,900
Cintas Corp.                                                            1,326,202           66,482,506

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
COMMERCIAL SERVICES AND SUPPLIES (CONTINUED)

Consolidated Graphics, Inc.(1)                                             70,215   $        2,217,390
Deluxe Corporation                                                         32,000            1,322,560
Donnelley (R.R.) & Sons Co.                                               200,521            6,045,708
Equifax, Inc.                                                              85,724            2,100,238
Gevity HR, Inc.                                                            78,125            1,737,500
Harland (John H.) Co.                                                      51,540            1,407,042
HON Industries, Inc.                                                    1,552,470           67,253,000
Hudson Highland Group, Inc.(1)                                             11,581              276,207
Imagistics International Inc.(1)                                            2,482               93,075
Manpower, Inc.                                                            112,000            5,272,960
Miller (Herman) Inc.                                                      541,800           13,149,486
Monster Worldwide Inc.(1)                                                 154,426            3,391,195
Navigant Consulting, Inc.(1)                                              463,017            8,732,501
Pitney Bowes, Inc.                                                         89,799            3,647,635
ServiceMaster Co.                                                       1,318,302           15,358,218
Steelcase Inc.                                                            123,000            1,766,280
Sylvan Learning Systems, Inc.(1)                                          538,458           15,502,206
United Rentals, Inc.(1)                                                   401,179            7,726,708
Waste Management, Inc.                                                  1,255,659           37,167,506
------------------------------------------------------------------------------------------------------
                                                                                    $      419,871,814
------------------------------------------------------------------------------------------------------

COMMUNICATIONS EQUIPMENT -- 1.3%

3Com Corp.(1)                                                             873,949   $        7,140,163
ADC Telecommunications, Inc.(1)                                           370,286            1,099,749
Advanced Fibre Communication, Inc.(1)                                      15,000              302,250
Alcatel S.A. ADR(1)                                                        43,728              561,905
Avaya, Inc.(1)                                                             56,960              737,062
Ciena Corp.(1)                                                            380,378            2,525,710
Cisco Systems, Inc.(1)                                                  3,441,441           83,592,602
Comverse Technology, Inc.(1)                                              386,378            6,796,389
Corning, Inc.(1)                                                          651,520            6,795,354
Enterasys Networks, Inc.(1)                                                55,945              209,794
JDS Uniphase Corp.(1)                                                      52,451              191,446
Lucent Technologies, Inc.(1)                                              555,464            1,577,518
McData Corp., Class A(1)                                                   18,562              176,896
Motorola, Inc.                                                            741,114           10,427,474
Nokia Corp., Class A, ADR                                               4,870,478           82,798,126
Nortel Networks Corp.(1)                                                1,306,729            5,527,464
Qualcomm, Inc.                                                            344,112           18,557,960
Riverstone Networks, Inc.(1)                                               28,706               31,864
Tellabs, Inc.(1)                                                          118,404              998,146
------------------------------------------------------------------------------------------------------
                                                                                    $      230,047,872
------------------------------------------------------------------------------------------------------

COMPUTERS AND PERIPHERALS -- 3.1%

Dell, Inc.(1)                                                           4,305,989   $      146,231,386
EMC Corp.(1)                                                            1,104,455           14,269,559
Gateway, Inc.(1)                                                           99,407              457,272
Hewlett-Packard Co.                                                     1,197,265           27,501,177
International Business Machines Corp.                                   2,286,121          211,877,694
Lexmark International Group, Inc.(1)                                    1,704,885          134,072,156
Network Appliance, Inc.(1)                                                488,000           10,018,640
Palmone, Inc.(1)                                                           65,230              766,453
Sun Microsystems, Inc.(1)                                                 370,670            1,664,308
------------------------------------------------------------------------------------------------------
                                                                                    $      546,858,645
------------------------------------------------------------------------------------------------------

CONSTRUCTION AND ENGINEERING -- 0.1%

Dycom Industries, Inc.(1)                                                 151,725   $        4,069,264
Jacobs Engineering Group, Inc.(1)                                         354,741           17,031,115
------------------------------------------------------------------------------------------------------
                                                                                    $       21,100,379
------------------------------------------------------------------------------------------------------

CONSTRUCTION MATERIALS -- 0.0%

Vulcan Materials Company                                                  184,512   $        8,777,236
------------------------------------------------------------------------------------------------------
                                                                                    $        8,777,236
------------------------------------------------------------------------------------------------------







CONSUMER FINANCE -- 0.9%

American Express Co.                                                      521,715   $       25,162,314
Capital One Financial Corp.                                             1,245,321           76,325,724
MBNA Corporation                                                          456,002           11,331,650
Providian Financial Corp.(1)                                              457,296            5,322,925
SLM Corp.                                                                 905,499           34,119,202
------------------------------------------------------------------------------------------------------
                                                                                    $      152,261,815
------------------------------------------------------------------------------------------------------

CONTAINERS AND PACKAGING -- 0.1%

Bemis Co.                                                                 207,593   $       10,379,650
Caraustar Industries, Inc.(1)                                             192,532            2,656,942
Sealed Air Corp.(1)                                                        37,014            2,003,938
Sonoco Products Co.                                                       160,690            3,956,188
Temple-Inland, Inc.                                                        57,962            3,632,479
------------------------------------------------------------------------------------------------------
                                                                                    $       22,629,197
------------------------------------------------------------------------------------------------------

DEPARTMENT STORES -- 0.0%

Neiman Marcus Group, Inc. (The)(1)                                         27,117   $        1,355,850
------------------------------------------------------------------------------------------------------
                                                                                    $        1,355,850
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
DISTILLERS AND VINTNERS -- 0.1%

Brown-Forman Corp. Class A                                                154,012   $       14,931,463
------------------------------------------------------------------------------------------------------
                                                                                    $       14,931,463
------------------------------------------------------------------------------------------------------

DISTRIBUTORS -- 0.0%

Genuine Parts Company                                                     188,609   $        6,261,819
------------------------------------------------------------------------------------------------------
                                                                                    $        6,261,819
------------------------------------------------------------------------------------------------------

DIVERSIFIED FINANCIAL SERVICES -- 1.6%

Citigroup Inc.                                                          4,030,512   $      195,641,052
Finova Group, Inc.(1)                                                     175,587              114,132
ING groep, N.V. ADR                                                       216,111            5,059,159
Moody's Corp.                                                              47,543            2,878,729
Royal Bank of Canada                                                      321,353           15,322,111
Societe Generale                                                          809,647           71,487,377
------------------------------------------------------------------------------------------------------
                                                                                    $      290,502,560
------------------------------------------------------------------------------------------------------

DIVERSIFIED TELECOMMUNICATION SERVICES -- 2.3%

Alltel Corp.                                                            1,488,598   $       69,338,895
AT&T Corp.                                                                473,645            9,614,993
BCE, Inc.                                                               4,500,000          100,620,000
BellSouth Corp.                                                           457,572           12,949,288
Cincinnati Bell Inc.(1)                                                   169,013              853,516
Citizens Communications Co.(1)                                             14,252              177,010
Deutsche Telekom AG(1)                                                  1,956,790           35,476,603
PTEK Holdings, Inc.(1)                                                     28,000              246,680
Qwest Communications International, Inc.(1)                                59,924              258,872
RSL Communications Ltd.(1)                                                247,161                2,472
SBC Communications, Inc.                                                1,493,660           38,939,716
Sprint Corp. - FON Group                                                  167,078            2,743,421
Talk America Holdings, Inc.(1)                                             42,372              488,125
Telefonos de Mexico ADR                                                 3,000,000           99,090,000
Verizon Communications                                                    954,938           33,499,225
WorldCom, Inc.(1)                                                          98,634                1,302
WorldCom, Inc. - MCI Group(1)                                              42,805                2,097
------------------------------------------------------------------------------------------------------
                                                                                    $      404,302,215
------------------------------------------------------------------------------------------------------

ELECTRIC UTILITIES -- 0.2%

Ameren Corp.                                                                5,000   $          230,000
American Electric Power, Inc.                                                 960               29,290
Dominion Resources, Inc.                                                   10,464              667,917
Exelon Corp.                                                              500,000           33,180,000
PG&E Corp.(1)                                                              47,705            1,324,768
TECO Energy, Inc.                                                          35,511   $          511,714
TXU Corp.                                                                 250,196            5,934,649
Wisconsin Energy Corp.                                                      9,576              320,317
------------------------------------------------------------------------------------------------------
                                                                                    $       42,198,655
------------------------------------------------------------------------------------------------------

ELECTRICAL EQUIPMENT -- 0.6%

American Power Conversion Corp.                                            36,671   $          896,606
Baldor Electric Co.                                                       149,060            3,406,021
Emerson Electric Co.                                                    1,309,555           84,793,686
Rockwell International Corp.                                              179,520            6,390,912
Thomas & Betts Corp.                                                      114,600            2,623,194
------------------------------------------------------------------------------------------------------
                                                                                    $       98,110,419
------------------------------------------------------------------------------------------------------

ELECTRONIC EQUIPMENT AND INSTRUMENTS -- 0.9%

Agilent Technologies, Inc.(1)                                             599,247   $       17,521,982
Arrow Electronics, Inc.(1)                                                  8,750              202,475
Flextronics International Ltd.(1)                                         282,653            4,194,571
Jabil Circuit, Inc.(1)                                                  2,127,971           60,221,579
Molex, Inc., Class A                                                      112,582            3,305,408
National Instruments Corp.                                                490,458           22,301,125
PerkinElmer, Inc.                                                         300,081            5,122,383
Plexus Corp.(1)                                                           209,946            3,604,773
Roper Industries, Inc.                                                     23,122            1,138,990
Sanmina Corp.(1)                                                        1,164,972           14,690,297
Solectron Corporation(1)                                                1,818,848           10,749,392
Waters Corp.(1)                                                           165,841            5,499,288
X-Rite Incorporated                                                       361,707            4,094,523
------------------------------------------------------------------------------------------------------
                                                                                    $      152,646,786
------------------------------------------------------------------------------------------------------

ENERGY EQUIPMENT AND SERVICES -- 0.5%

Baker Hughes, Inc.                                                        520,182   $       16,729,053
Core Laboratories N.V.(1)                                                 109,787            1,832,345
Grant Prideco, Inc.(1)                                                    124,234            1,617,527
Halliburton Company                                                       481,502           12,519,052
National-Oilwell, Inc.(1)                                                 686,929           15,359,732
Schlumberger Ltd.                                                         484,178           26,494,220
Smith International, Inc.(1)                                              140,000            5,812,800
Transocean Sedco Forex, Inc.(1)                                             6,315              151,623
------------------------------------------------------------------------------------------------------
                                                                                    $       80,516,352
------------------------------------------------------------------------------------------------------

FOOD AND STAPLES RETAILING -- 2.3%

Albertson's, Inc.                                                       1,172,238   $       26,551,191

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
FOOD AND STAPLES RETAILING (CONTINUED)

Casey's General Stores, Inc.                                               91,201   $        1,610,610
Costco Wholesale Corp.(1)                                               1,220,435           45,375,773
CVS Corp.                                                                 177,839            6,423,545
Kroger Co. (The)(1)                                                     1,201,784           22,245,022
Safeway, Inc.(1)                                                        1,270,912           27,845,682
Sysco Corp.                                                             1,601,774           59,634,046
Sysco Corp.(2)(3)                                                          32,036            1,190,911
Walgreen Co.                                                              665,292           24,203,323
Wal-Mart Stores, Inc.                                                   3,674,877          194,952,225
Winn-Dixie Stores, Inc.                                                   225,735            2,246,063
------------------------------------------------------------------------------------------------------
                                                                                    $      412,278,391
------------------------------------------------------------------------------------------------------

FOOD PRODUCTS -- 2.3%

Archer-Daniels-Midland Co.                                                316,652   $        4,819,443
Campbell Soup Co.                                                       1,243,047           33,313,660
Conagra Inc.                                                            1,638,964           43,252,260
Dean Foods Co.(1)                                                         504,216           16,573,580
Del Monte Foods, Co.(1)                                                   103,109            1,072,334
General Mills, Inc.                                                       286,539           12,980,217
Heinz (H.J.) Co.                                                          298,859           10,887,433
Hershey Foods Corp.                                                       244,744           18,842,841
JM Smucker Co.                                                             19,265              872,512
Kellogg Co.                                                                69,795            2,657,794
Kraft Foods, Inc.                                                             165                5,316
McCormick & Co., Inc.                                                     219,798            6,615,920
Nestle SA                                                                 200,000           49,969,679
Riviana Foods, Inc.                                                       250,000            6,847,500
Sara Lee Corp.                                                          2,601,502           56,478,608
Smithfield Foods, Inc.(1)                                               4,207,530           87,095,871
Tyson Foods, Inc.                                                         315,272            4,174,201
Wrigley (Wm.) Jr. Company Class A                                         933,873           52,493,001
------------------------------------------------------------------------------------------------------
                                                                                    $      408,952,170
------------------------------------------------------------------------------------------------------

GAS UTILITIES -- 0.6%

Kinder Morgan, Inc.                                                     1,781,672   $      105,296,815
------------------------------------------------------------------------------------------------------
                                                                                    $      105,296,815
------------------------------------------------------------------------------------------------------

HEALTH CARE EQUIPMENT AND SUPPLIES -- 1.4%

Advanced Medical Optics(1)                                                  3,744   $           73,570
Bausch & Lomb, Inc.                                                        29,250            1,518,075
Baxter International, Inc.                                                201,413            6,147,125
Becton & Dickinson and Co.                                                 64,173   $        2,640,077
Biomet, Inc.                                                              411,340           14,976,889
Boston Scientific Corporation(1)                                        1,083,970           39,846,737
Dentsply International, Inc.                                               11,325              511,550
Edwards Lifesciences Corp.(1)                                              15,420              463,834
Guidant Corp.                                                              54,692            3,292,458
Hillenbrand Industries, Inc.                                              638,072           39,598,748
Lumenis Ltd.(1)                                                           100,000              135,000
Medtronic, Inc.                                                         2,259,696          109,843,823
Millipore Corporation(1)                                                   70,000            3,013,500
St. Jude Medical, Inc.(1)                                                  10,014              614,359
Steris Corp.(1)                                                            19,538              441,559
VISX, Inc.(1)                                                              50,000            1,157,500
Zimmer Holdings, Inc.(1)                                                  251,155           17,681,312
------------------------------------------------------------------------------------------------------
                                                                                    $      241,956,116
------------------------------------------------------------------------------------------------------

HEALTH CARE PROVIDERS AND SERVICES -- 2.0%

AmerisourceBergen Corp.                                                   104,493   $        5,867,282
Andrx Group(1)                                                            393,772            9,466,279
Beverly Enterprises, Inc.(1)                                              357,143            3,067,858
Cardinal Health, Inc.                                                   1,837,836          112,402,050
Cigna Corp.                                                                11,836              680,570
Express Scripts, Inc.(1)                                                   14,002              930,153
HCA Inc.                                                                  253,450           10,888,212
Health Management Associates, Inc., Class A                             1,036,833           24,883,992
IDX Systems Corp.(1)                                                       60,000            1,609,200
IMS Health, Inc.                                                          280,530            6,973,976
McKesson HBOC, Inc.                                                       101,169            3,253,595
Medco Health Solutions, Inc.(1)                                           131,480            4,469,005
Parexel International Corp.(1)                                             35,000              569,100
Quest Diagnostics, Inc.                                                     8,750              639,712
Renal Care Group, Inc.(1)                                                 371,007           15,285,488
Schein (Henry), Corp.(1)                                                1,272,548           85,998,794
Service Corp. International(1)                                            142,389              767,477
Stewart Enterprises, Inc.(1)                                              114,000              647,520
Sunrise Assisted Living, Inc.(1)                                          144,000            5,578,560
Tenet Healthcare Corp.(1)                                                   3,961               63,574
UnitedHealth Group, Inc.                                                  184,976           10,761,904
Ventiv Health, Inc.(1)                                                    160,833            1,471,622
Wellpoint Health Networks(1)                                              404,000           39,183,960
------------------------------------------------------------------------------------------------------
                                                                                    $      345,459,883
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
HOTELS, RESTAURANTS AND LEISURE -- 1.6%

Brinker International, Inc.(1)                                            459,469   $       15,235,992
Carnival Corporation                                                      559,353           22,223,095
CBRL Group, Inc.                                                           62,047            2,373,918
Darden Restaurants Inc.                                                   184,714            3,886,383
Evans (Bob) Farms, Inc.                                                    51,662            1,676,949
Gaylord Entertainment Co.(1)                                              428,482           12,790,188
International Game Technology                                             400,000           14,280,000
International Speedway Corporation                                        118,344            5,285,243
Jack in the Box, Inc.(1)                                                  500,000           10,680,000
Lone Star Steakhouse & Saloon, Inc.                                       145,981            3,383,840
Marriott International, Inc.                                              332,298           15,352,168
McDonald's Corp.                                                        1,176,299           29,207,504
MGM Grand, Inc.(1)                                                         94,445            3,552,076
Navigant International, Inc.(1)                                            44,278              613,250
Outback Steakhouse, Inc.                                                1,641,207           72,557,761
Papa John's International, Inc.(1)                                        199,488            6,658,909
Royal Caribbean Cruises Ltd.                                              500,000           17,395,000
Sonic Corp.(1)                                                            106,510            3,261,336
Starbucks Corp.(1)                                                      1,255,994           41,523,162
Yum! Brands, Inc.(1)                                                      241,659            8,313,070
------------------------------------------------------------------------------------------------------
                                                                                    $      290,249,844
------------------------------------------------------------------------------------------------------

HOUSEHOLD DURABLES -- 0.5%

Blyth Industries, Inc.                                                    742,373   $       23,919,258
Department 56, Inc.(1)                                                    255,162            3,342,622
Fortune Brands Inc.                                                       142,143           10,161,803
Helen of Troy Ltd.(1)                                                      20,000              463,000
Interface, Inc. Class A(1)                                                 75,467              417,333
Leggett & Platt, Inc.                                                   1,581,019           34,197,441
Maytag Corp.                                                               27,073              753,983
Newell Rubbermaid, Inc.                                                   438,432            9,983,097
Snap-On, Inc.                                                              51,429            1,658,071
------------------------------------------------------------------------------------------------------
                                                                                    $       84,896,608
------------------------------------------------------------------------------------------------------

HOUSEHOLD PRODUCTS -- 1.8%

Clorox Co. (The)                                                           53,688   $        2,607,089
Colgate-Palmolive Co.                                                     676,711           33,869,386
Energizer Holdings(1)                                                     168,981            6,346,926
Kimberly-Clark Corp.                                                    1,535,512           90,733,404
Procter & Gamble Co.                                                    1,877,616          187,536,286
------------------------------------------------------------------------------------------------------
                                                                                    $      321,093,091
------------------------------------------------------------------------------------------------------

INDUSTRIAL CONGLOMERATES -- 1.9%

3M Co.                                                                    564,132   $       47,968,144
General Electric Co.                                                    8,283,871          256,634,324
Teleflex, Inc.                                                             47,559            2,298,526
Tyco International Ltd.                                                 1,176,566           31,178,999
------------------------------------------------------------------------------------------------------
                                                                                    $      338,079,993
------------------------------------------------------------------------------------------------------

INSURANCE -- 6.3%

21st Century Insurance Group                                               70,700   $          972,125
Aegon N.V. ADR                                                          5,311,829           78,615,069
AFLAC Corp.                                                             2,092,063           75,690,839
Allstate Corp. (The)                                                      188,362            8,103,333
American International Group, Inc.                                      5,434,795          360,218,213
AON Corp.                                                                 826,887           19,795,675
Berkshire Hathaway, Inc., Class A(1)                                          393           33,110,250
Berkshire Hathaway, Inc., Class B(1)                                       40,126          112,954,690
Chubb Corporation                                                           3,901              265,658
Commerce Group, Inc.                                                      120,000            4,740,000
Delphi Financial Group Inc.                                                 9,672              348,192
Gallagher (Arthur J.) and Co.                                             991,627           32,217,961
Hartford Financial Services Group, Inc.                                    11,800              696,554
Jefferson-Pilot Corp.                                                     211,013           10,687,808
Kansas City Life Insurance Co.                                             70,800            3,270,960
Lincoln National Corp.                                                     52,903            2,135,694
Manulife Financial Corp.                                                   74,958            2,421,143
Marsh & McLennan Cos., Inc.                                             1,830,750           87,674,617
MetLife, Inc.                                                           1,969,700           66,319,799
Old Republic International Corp.                                          195,360            4,954,330
Progressive Corp.                                                       1,855,100          155,067,809
Safeco Corp.                                                              177,122            6,895,359
St. Paul Companies, Inc. (The)                                            325,275           12,897,154
Torchmark Corp.                                                           440,119           20,043,019
Travelers Property Casualty - Class A                                     196,364            3,294,988
Travelers Property Casualty - Class B                                     403,442            6,846,411
UICI(1)                                                                    43,597              578,968
UnumProvident Corp.                                                        53,710              847,007
XL Capital Ltd., Class A                                                   79,232            6,144,442
------------------------------------------------------------------------------------------------------
                                                                                    $    1,117,808,067
------------------------------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA(1)                                                               35,538   $           52,596
------------------------------------------------------------------------------------------------------
                                                                                    $           52,596
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
INTERNET AND CATALOG RETAIL -- 0.4%

eBay, Inc(1)(2)(3)                                                        200,000   $       12,909,926
eBay, Inc.(1)                                                              89,632            5,789,331
eBay, Inc.(1)(2)(3)                                                       318,000           20,534,485
InterActiveCorp.(1)                                                       806,192           27,354,095
School Specialty Corp.(1)                                                  49,197            1,673,190
------------------------------------------------------------------------------------------------------
                                                                                    $       68,261,027
------------------------------------------------------------------------------------------------------

INTERNET SOFTWARE AND SERVICES -- 0.0%

Retek, Inc.(1)                                                            150,348   $        1,395,229
------------------------------------------------------------------------------------------------------
                                                                                    $        1,395,229
------------------------------------------------------------------------------------------------------

IT SERVICES -- 3.1%

Accenture Ltd.(1)                                                       3,638,000   $       95,752,160
Acxiom Corp.(1)                                                           647,804           12,029,720
Affiliated Computer Services(1)                                           200,654           10,927,617
Automatic Data Processing, Inc.                                         2,223,695           88,080,559
BISYS Group, Inc. (The)(1)                                                280,492            4,173,721
Ceridian Corp.(1)                                                         166,750            3,491,745
Certegy, Inc.                                                              42,862            1,405,874
Computer Sciences Corp.(1)                                                388,302           17,174,597
Concord EFS, Inc.(1)                                                      267,810            3,974,300
CSG Systems International, Inc.(1)                                         41,116              513,539
DST Systems, Inc.(1)                                                      391,034           16,329,580
eFunds Corp.(1)                                                            17,645              306,141
Electronic Data Systems Corp.                                             157,712            3,870,252
First Data Corp.                                                        4,920,602          202,187,536
Gartner Group, Inc., Class A(1)                                             4,811               54,412
Gartner Group, Inc., Class B(1)                                            92,416            1,005,486
Keane, Inc.(1)                                                             52,404              767,195
Paychex, Inc.                                                           1,379,399           51,313,643
Perot Systems Corp.(1)                                                    726,775            9,796,927
Safeguard Scientifics, Inc.(1)                                             26,579              107,379
SunGard Data Systems, Inc.(1)                                             822,160           22,782,054
------------------------------------------------------------------------------------------------------
                                                                                    $      546,044,437
------------------------------------------------------------------------------------------------------

LEISURE EQUIPMENT AND PRODUCTS -- 0.0%

Eastman Kodak Co.                                                         150,547   $        3,864,541
Mattel, Inc.                                                                9,739              187,671
------------------------------------------------------------------------------------------------------
                                                                                    $        4,052,212
------------------------------------------------------------------------------------------------------

MACHINERY -- 3.0%

Caterpillar, Inc.                                                          27,255   $        2,262,710
Danaher Corporation                                                     2,015,985   $      184,966,624
Deere & Co.                                                             3,450,000          224,422,500
Dionex Corp.(1)                                                           139,750            6,431,295
Donaldson Company, Inc.                                                    40,220            2,379,415
Dover Corp.                                                               375,527           14,927,198
Federal Signal Corp.                                                      283,471            4,966,412
Illinois Tool Works, Inc.                                                 756,502           63,478,083
ITT Industries, Inc.                                                        4,214              312,721
Nordson Corporation                                                       163,978            5,662,160
Parker-Hannifin Corporation                                                33,842            2,013,599
Tecumseh Products Co., Class A                                            156,420            7,575,421
Wabtec                                                                    232,061            3,954,319
------------------------------------------------------------------------------------------------------
                                                                                    $      523,352,457
------------------------------------------------------------------------------------------------------

MEDIA -- 7.0%

ADVO, Inc.                                                                794,552   $       25,234,972
Belo (A.H.) Corp.                                                         542,924           15,386,466
Cablevision Systems Corp.(1)                                              207,410            4,851,320
Catalina Marketing Corp.(1)                                                89,203            1,798,332
Clear Channel Communications, Inc.                                        424,444           19,876,713
Comcast Corp. Class A(1)                                                4,466,124          146,801,496
Comcast Corp. Class A Special(1)                                        2,280,622           71,337,856
Cox Communications, Inc., Class A(1)                                    1,265,627           43,600,850
Disney (Walt) Company                                                   6,250,933          145,834,267
EchoStar Communications, Class A(1)                                        35,150            1,195,100
Entercom Communications Corp.(1)                                          220,000           11,651,200
Gannett Co., Inc.                                                       1,447,727          129,079,339
Havas Advertising, S.A. ADR                                             3,142,938           18,417,617
Hughes Electronics Corp.(1)                                                    24                  397
Interpublic Group of Companies., Inc.(1)                                1,520,905           23,726,118
KnightRidder, Inc.                                                         18,123            1,402,177
Lamar Advertising Co.(1)                                                  243,271            9,078,874
Liberty Media Corp. Class A(1)                                            965,499           11,479,783
Liberty Media Corp. Class B(1)                                             32,876              453,689
MacClatchy Co. (The)                                                       48,066            3,306,941
McGraw-Hill Companies, Inc. (The)                                         246,964           17,267,723
Meredith Corp.                                                            190,000            9,273,900
New York Times Co. (The), Class A                                         282,204           13,486,529
News Corporation Ltd.                                                      93,967            2,842,502
Omnicom Group, Inc.                                                     2,334,382          203,861,580
Proquest Company(1)                                                       115,000            3,386,750
Publicis Groupe SA                                                        367,533           11,914,205
Reuters Holdings plc ADR                                                    1,431               36,319

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
MEDIA (CONTINUED)

Scripps (The E.W) Company                                                  25,533   $        2,403,677
Time Warner Inc.(1)                                                     3,754,241           67,538,796
Tribune Co.                                                             1,501,683           77,486,843
Univision Communications, Inc.(1)                                         917,233           36,404,978
Viacom, Inc., Class A                                                      29,774            1,318,095
Viacom, Inc., Class B                                                   1,383,821           61,413,976
Vivendi Universal S.A. ADR(1)                                             490,725           11,914,803
Washington Post Co. (The)                                                  14,970           11,847,258
Westwood One, Inc.(1)                                                     122,400            4,187,304
WPP Group plc                                                             139,450            1,369,256
WPP Group plc ADR                                                         209,454           10,294,664
------------------------------------------------------------------------------------------------------
                                                                                    $    1,232,762,665
------------------------------------------------------------------------------------------------------

METALS AND MINING -- 0.2%

Alcoa, Inc.                                                               558,287   $       21,214,906
Allegheny Technologies, Inc.                                               21,408              283,014
Nucor Corp.                                                               221,462           12,401,872
Phelps Dodge Corp.(1)                                                      14,862            1,130,850
Steel Dynamics, Inc.(1)                                                   311,800            7,324,182
Worthington Industries, Inc.                                              147,466            2,658,812
------------------------------------------------------------------------------------------------------
                                                                                    $       45,013,636
------------------------------------------------------------------------------------------------------

MULTILINE RETAIL -- 1.8%

99 Cents Only Stores(1)                                                 1,142,232   $       31,102,977
Dollar General Corp.                                                      101,456            2,129,561
Dollar Tree Stores, Inc.(1)                                               813,306           24,447,978
Family Dollar Stores, Inc.                                              2,618,411           93,948,587
Kohls Corp.(1)                                                                 55                2,472
May Department Stores Co. (The)                                           632,760           18,394,333
Nordstrom, Inc.                                                            65,692            2,253,236
Penney (J.C.) Company, Inc.                                               529,169           13,906,561
Sears, Roebuck & Co.                                                       16,950              771,055
Target Corp.                                                            3,576,019          137,319,130
------------------------------------------------------------------------------------------------------
                                                                                    $      324,275,890
------------------------------------------------------------------------------------------------------

MULTI-UTILITIES AND UNREGULATED POWER -- 0.1%

AES Corporation(1)                                                         49,542   $          467,676
Duke Energy Corp.                                                         419,154            8,571,699
Dynegy, Inc.(1)                                                            63,525              271,887
El Paso Corp.                                                             175,909            1,440,695
National Fuel Gas Co.                                                       4,000               97,760
Williams Companies. Inc. (The)                                            222,833   $        2,188,220
------------------------------------------------------------------------------------------------------
                                                                                    $       13,037,937
------------------------------------------------------------------------------------------------------

OFFICE ELECTRONICS -- 0.0%

Ikon Office Solutions, Inc.                                                83,040   $          984,854
Xerox Corp.(1)                                                             20,000              276,000
Zebra Technologies Corp., Class A(1)                                        9,000              597,330
------------------------------------------------------------------------------------------------------
                                                                                    $        1,858,184
------------------------------------------------------------------------------------------------------

OIL AND GAS -- 5.9%

Amerada Hess Corp.                                                         18,947   $        1,007,412
Anadarko Petroleum Corp.                                                2,557,003          130,432,723
Apache Corporation                                                      1,035,690           83,994,459
Ashland, Inc.                                                              85,716            3,776,647
BP plc ADR                                                              5,056,838          249,554,955
Burlington Resources, Inc.                                              2,130,802          118,003,815
ChevronTexaco Corporation                                                 123,875           10,701,561
ConocoPhillips                                                          1,790,067          117,374,693









Devon Energy Corp.                                                        507,678           29,069,642
Exxon Mobil Corp.                                                       5,811,941          238,289,581
Kerr - McGee Corp.                                                        267,327           12,428,032
Marathon Oil Corp.                                                          1,450               47,980
Murphy Oil Corporation                                                     13,200              862,092
Newfield Exploration Company(1)                                            60,000            2,672,400
Royal Dutch Petroleum Co.                                                  96,661            5,064,070
Total Fina Elf SA ADR                                                     400,000           37,004,000
Valero Energy Corp.                                                        51,510            2,386,973
------------------------------------------------------------------------------------------------------
                                                                                    $    1,042,671,035
------------------------------------------------------------------------------------------------------

PAPER AND FOREST PRODUCTS -- 0.2%

Georgia-Pacific Corp.                                                     647,002   $       19,843,551
International Paper Co.                                                   232,175           10,009,064
Louisiana-Pacific Corp.(1)                                                 70,750            1,265,010
MeadWestvaco Corp.                                                         84,358            2,509,651
Weyerhaeuser Co.                                                          119,608            7,654,912
------------------------------------------------------------------------------------------------------
                                                                                    $       41,282,188
------------------------------------------------------------------------------------------------------

PERSONAL PRODUCTS -- 1.4%

Avon Products, Inc.                                                       186,700   $       12,600,383
Gillette Company                                                        3,929,412          144,327,303
Lauder (Estee) Companies, Inc.                                          2,092,312           82,144,169
------------------------------------------------------------------------------------------------------
                                                                                    $      239,071,855
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
PHARMACEUTICALS -- 7.0%

Abbott Laboratories                                                     2,482,012   $      115,661,759
Allergan, Inc.                                                             38,840            2,983,300
Bristol-Myers Squibb Company                                            3,201,708           91,568,849
Elan Corp., PLC ADR(1)                                                     31,838              219,364
Forest Laboratories, Inc.(1)                                              656,800           40,590,240
GlaxoSmithKline plc                                                       433,759           20,221,845
Johnson & Johnson                                                       2,917,570          150,721,666
King Pharmaceuticals, Inc.(1)                                           1,481,117           22,601,845
Lilly (Eli) & Co.                                                       3,173,638          223,201,961
Merck & Co., Inc.                                                       1,611,471           74,449,960
Mylan Laboratories, Inc.                                                   27,992              707,078
Novo Nordisk ADR                                                          292,277           11,971,666
Pfizer, Inc.                                                            7,799,066          275,541,002
Schering AG ADR                                                            25,000            1,277,500
Schering-Plough Corp.                                                   2,478,438           43,100,037
Sepracor, Inc.(1)                                                           4,000               95,720
Teva Pharmaceutical Industries Ltd. ADR                                 1,200,000           68,052,000
Watson Pharmaceuticals, Inc.(1)                                           951,175           43,754,050
Wyeth Corp.                                                               974,196           41,354,620
------------------------------------------------------------------------------------------------------
                                                                                    $    1,228,074,462
------------------------------------------------------------------------------------------------------

REAL ESTATE -- 0.2%

AvalonBay Communities, Inc.                                                55,000   $        2,629,000
Catellus Development Corp.                                                441,282           10,643,722
Jones Lang Lasalle, Inc.(1)                                               154,567            3,204,174
Plum Creek Timber Co., Inc.                                               198,791            6,053,186
Trammell Crow Co.(1)                                                      804,200           10,655,650
------------------------------------------------------------------------------------------------------
                                                                                    $       33,185,732
------------------------------------------------------------------------------------------------------

ROAD AND RAIL -- 0.2%

ANC Rental Corporation(1)                                                 459,525   $               46
Burlington Northern Santa Fe Corp.                                        203,594            6,586,266
CSX Corporation                                                            38,134            1,370,536
Florida East Coast Industries, Inc.                                       121,978            4,037,472
Heartland Express, Inc.                                                   435,436           10,533,197
Kansas City Southern Industries, Inc.(1)                                   15,215              217,879
Norfolk Southern Corp.                                                      3,990               94,364
Union Pacific Corp.                                                        92,772            6,445,799
------------------------------------------------------------------------------------------------------
                                                                                    $       29,285,559
------------------------------------------------------------------------------------------------------

SEMICONDUCTORS AND SEMICONDUCTOR
EQUIPMENT -- 2.6%

Agere Systems, Inc.(1)                                                      6,495   $           19,810
Agere Systems, Inc., Class B(1)                                           159,398              462,254
Altera Corp.(1)                                                            66,116            1,500,833
Analog Devices, Inc.(1)                                                   555,525           25,359,716
Applied Materials, Inc.(1)                                                418,392            9,392,900
Applied Materials, Inc.(1)(2)(3)                                          543,250           12,183,767
Broadcom Corp.(1)                                                         234,000            7,977,060
Conexant Systems, Inc.(1)                                                 134,174              666,845
Cypress Semiconductor Corporation(1)                                      152,742            3,262,569
Intel Corp.                                                             9,103,378          293,128,772
KLA-Tencor Corp.(1)                                                       108,382            6,358,772
KLA-Tencor Corp.(1)(2)(3)                                                  50,000            2,929,100
Linear Technologies Corp.                                                  87,760            3,692,063
LSI Logic Corporation(1)                                                  132,810            1,178,025
Maxim Integrated Products Co.                                             274,351           13,662,680
Mindspeed Technologies Inc.(1)                                             44,724              306,359
Skyworks Solutions, Inc.(1)                                                98,685              858,560
Taiwan Semiconductor ADR(1)                                             1,000,000           10,240,000
Teradyne, Inc.(1)                                                          27,996              712,498
Texas Instruments, Inc.                                                 1,970,330           57,888,295
Xilinx, Inc.(1)                                                            68,518            2,654,387
------------------------------------------------------------------------------------------------------
                                                                                    $      454,435,265
------------------------------------------------------------------------------------------------------

SOFTWARE -- 2.5%

Adobe Systems, Inc.                                                       261,994   $       10,296,364
BMC Software, Inc.(1)                                                      27,000              503,550
Cadence Design Systems, Inc.(1)                                           900,000           16,182,000
Cognos, Inc.(1)                                                            77,000            2,357,740
Computer Associates International, Inc.                                    33,070              904,134
Compuware Corp.(1)                                                        150,944              911,702
Fair, Isaac and Co., Inc.                                                 707,571           34,784,190
Henry (Jack) & Associates                                                 201,006            4,136,703
I2 Technologies, Inc.(1)                                                  233,752              388,028
Intuit, Inc.(1)                                                         1,108,389           58,644,862
Microsoft Corp.                                                         9,489,802          261,349,147
Oracle Corp.(1)                                                           737,178            9,730,750
PalmSource, Inc.(1)                                                        20,208              440,332
Parametric Technology Corp.(1)                                             94,600              372,724
PeopleSoft, Inc.(1)                                                       300,680            6,855,504
Reynolds & Reynolds, Co.                                                  451,043           13,102,799
Siebel Systems, Inc.(1)                                                   816,061           11,318,766
Symantec Corporation(1)                                                    30,450            1,055,093

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
SOFTWARE (CONTINUED)

VERITAS Software Corp.(1)                                                  43,942   $        1,632,885
Wind River Systems, Inc.(1)                                                91,910              805,132
------------------------------------------------------------------------------------------------------
                                                                                    $      435,772,405
------------------------------------------------------------------------------------------------------

SPECIALTY RETAIL -- 2.2%

Abercrombie & Fitch Co.(1)                                                 14,915   $          368,550
AutoNation, Inc.(1)                                                     3,744,851           68,792,913
Best Buy Co., Inc.                                                        313,610           16,382,986
Boise Cascade Corporation                                                   2,192               72,029
Burlington Coat Factory Warehouse Corp.                                   609,010           12,886,652
Carmax, Inc.(1)                                                            67,797            2,096,961
Circuit City Stores, Inc.                                                 216,000            2,188,080
Gap, Inc. (The)                                                           541,012           12,556,889
Home Depot, Inc. (The)                                                  3,469,933          123,147,922
Limited Brands, Inc.                                                      813,017           14,658,697
Lowe's Companies                                                          963,356           53,360,289
Office Depot, Inc.(1)                                                     238,664            3,988,075
Payless Shoesource, Inc.(1)                                                23,100              309,540
Pep Boys - Manny, Moe & Jack (The)                                         83,415            1,907,701
Pier 1 Imports, Inc.                                                       44,982              983,307
RadioShack Corp.                                                          677,904           20,798,095
Sherwin-Williams Co. (The)                                                 80,569            2,798,967
Staples, Inc.(1)                                                           92,500            2,525,250
Tiffany & Co.                                                              88,000            3,977,600
TJX Companies, Inc. (The)                                               2,016,834           44,471,190
Too, Inc.(1)                                                               38,284              646,234
------------------------------------------------------------------------------------------------------
                                                                                    $      388,917,927
------------------------------------------------------------------------------------------------------

TEXTILES, APPAREL AND LUXURY GOODS -- 0.5%

Coach, Inc.(1)                                                            365,720   $       13,805,930
Nike Inc., Class B                                                      1,079,222           73,883,538
Unifi, Inc.(1)                                                             42,921              276,840
------------------------------------------------------------------------------------------------------
                                                                                    $       87,966,308
------------------------------------------------------------------------------------------------------

THRIFTS AND MORTGAGE FINANCE -- 0.8%

Countrywide Financial Corp.                                               133,333   $       10,113,308
Fannie Mae                                                                406,147           30,485,394
Freddie Mac                                                               135,586            7,907,376
Golden West Financial Corporation                                          21,845            2,254,186
GreenPoint Financial Corp.                                              1,081,474           38,197,662
MGIC Investment Corp.                                                      85,000            4,839,900
Radian Group, Inc.                                                         30,800            1,501,500
Sovereign Bancorporation, Inc.                                             23,766   $          564,443
Washington Mutual, Inc.                                                 1,204,074           48,307,449
------------------------------------------------------------------------------------------------------
                                                                                    $      144,171,218
------------------------------------------------------------------------------------------------------

TOBACCO -- 0.2%

Altria Group Inc.                                                         593,732   $       32,310,895
UST, Inc.                                                                     439               15,668
------------------------------------------------------------------------------------------------------
                                                                                    $       32,326,563
------------------------------------------------------------------------------------------------------

WIRELESS TELECOMMUNICATION SERVICES -- 0.1%

AT&T Wireless Services, Inc.(1)                                         1,321,244   $       10,556,740
Nextel Communications, Inc., Class A(1)                                    73,122            2,051,803
Sprint Corp. - PCS Group(1)                                                19,754              111,017
Telephone and Data Systems, Inc.                                           70,844            4,431,292
Vodafone Group plc ADR                                                    116,617            2,920,090
------------------------------------------------------------------------------------------------------
                                                                                    $       20,070,942
------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKS
   (IDENTIFIED COST $14,558,336,419)                                                $   17,461,971,848
------------------------------------------------------------------------------------------------------





CONVERTIBLE PREFERRED STOCKS -- 0.0%

MULTI-UTILITIES AND UNREGULATED POWER -- 0.0%

Enron Corp.(1)(2)                                                          11,050   $            8,448
------------------------------------------------------------------------------------------------------
                                                                                    $            8,448
------------------------------------------------------------------------------------------------------
TOTAL CONVERTIBLE PREFERRED STOCKS
   (IDENTIFIED COST $4,500,777)                                                     $            8,448
------------------------------------------------------------------------------------------------------

PREFERRED STOCKS -- 0.0%

COMMERCIAL BANKS -- 0.0%

Wachovia Corp. (Dividend Equalization Preferred Shares)(1)                166,518   $              832
------------------------------------------------------------------------------------------------------
                                                                                    $              832
------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCKS
   (IDENTIFIED COST $39,407)                                                        $              832
------------------------------------------------------------------------------------------------------

RIGHTS -- 0.0%

BANKS -- 0.0%

Bank United Corp. (Litigation Contingent Payment Rights)(1)               102,072   $           12,249
------------------------------------------------------------------------------------------------------
                                                                                    $           12,249
------------------------------------------------------------------------------------------------------

                      See notes to financial statements.

SECURITY                                                       SHARES                VALUE
------------------------------------------------------------------------------------------------------
COMPUTERS AND BUSINESS EQUIPMENT -- 0.0%

Seagate Technology, Inc. (Tax Refund Rights)(1)(2)                        197,392   $                0
------------------------------------------------------------------------------------------------------
                                                                                    $                0
------------------------------------------------------------------------------------------------------

INTEGRATED TELECOMMUNICATION SERVICES -- 0.0%

McLeodUSA (Escrow Rights)(1)(2)                                         1,592,200   $                0
------------------------------------------------------------------------------------------------------
                                                                                    $                0
------------------------------------------------------------------------------------------------------
TOTAL RIGHTS
   (IDENTIFIED COST $50,596)                                                        $           12,249
------------------------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS -- 0.3%

                                                               PRINCIPAL
                                                               AMOUNT
SECURITY                                                       (000'S OMITTED)       VALUE
------------------------------------------------------------------------------------------------------
Investors Bank & Trust Company -
Time Deposit, 1.01%, 1/2/04                                    $           47,415   $       47,415,330
------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM INVESTMENTS
   (AT AMORTIZED COST, $47,415,330)                                                 $       47,415,330
------------------------------------------------------------------------------------------------------

COMMERCIAL PAPER -- 0.4%

                                                               PRINCIPAL
                                                               AMOUNT
SECURITY                                                       (000'S OMITTED)       VALUE
------------------------------------------------------------------------------------------------------
Old Line Funding Corp., 1.09%, 1/9/04                          $           25,000   $       24,993,944
Transamerica Finance Corp., 1.07%, 1/9/04                                  50,000           49,988,111
------------------------------------------------------------------------------------------------------
TOTAL COMMERCIAL PAPER
   (AT AMORTIZED COST, $74,982,055)                                                 $       74,982,055
------------------------------------------------------------------------------------------------------

TOTAL INVESTMENTS -- 99.9%
   (IDENTIFIED COST $14,685,324,584)                                                $   17,584,390,762
------------------------------------------------------------------------------------------------------

OTHER ASSETS, LESS LIABILITIES -- 0.1%                                              $       25,198,243
------------------------------------------------------------------------------------------------------

NET ASSETS -- 100.0%                                                                $   17,609,589,005
------------------------------------------------------------------------------------------------------

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

TAX-MANAGED GROWTH PORTFOLIO as of December 31, 2003

FINANCIAL STATEMENTS

STATEMENT OF ASSETS AND LIABILITIES

AS OF DECEMBER 31, 2003

ASSETS

Investments, at value
   (identified cost, $14,685,324,584)                       $   17,584,390,762
Cash                                                                     5,669
Receivable for investments sold                                      2,552,453
Dividends and interest receivable                                   22,326,200
Tax reclaim receivable                                                 578,423
------------------------------------------------------------------------------
TOTAL ASSETS                                                $   17,609,853,507
------------------------------------------------------------------------------

LIABILITIES

Payable to affiliate for Trustees' fees                     $            8,252
Accrued expenses                                                       256,250
------------------------------------------------------------------------------
TOTAL LIABILITIES                                           $          264,502
------------------------------------------------------------------------------
NET ASSETS APPLICABLE TO INVESTORS' INTEREST IN PORTFOLIO   $   17,609,589,005
------------------------------------------------------------------------------

SOURCES OF NET ASSETS

Net proceeds from capital contributions and withdrawals $ 14,710,453,882 Net unrealized appreciation (computed on the basis of
   identified cost)                                              2,899,135,123
------------------------------------------------------------------------------
TOTAL                                                       $   17,609,589,005
------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

INVESTMENT INCOME

Dividends (net of foreign taxes, $2,599,762)                $      229,304,460
Interest                                                             3,621,452
------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                                     $      232,925,912
------------------------------------------------------------------------------

EXPENSES

Investment adviser fee                                      $       67,584,543
Trustees' fees and expenses                                             30,403
Custodian fee                                                        1,909,174
Legal and accounting services                                           85,806
Miscellaneous                                                          270,270
------------------------------------------------------------------------------
TOTAL EXPENSES                                              $       69,880,196
------------------------------------------------------------------------------

NET INVESTMENT INCOME                                       $      163,045,716
------------------------------------------------------------------------------

REALIZED AND UNREALIZED GAIN (LOSS)

Net realized gain (loss) --
   Investment transactions (identified cost basis)          $       73,809,988
   Securities sold short                                            (2,985,249)
   Foreign currency transactions                                        85,031
------------------------------------------------------------------------------
NET REALIZED GAIN                                           $       70,909,770
------------------------------------------------------------------------------
Change in unrealized appreciation (depreciation) --
   Investments (identified cost basis)                      $    3,174,871,573
   Securities sold short                                              (203,701)
   Foreign currency                                                     41,238
------------------------------------------------------------------------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)        $    3,174,709,110
------------------------------------------------------------------------------

NET REALIZED AND UNREALIZED GAIN                            $    3,245,618,880
------------------------------------------------------------------------------

NET INCREASE IN NET ASSETS FROM OPERATIONS                  $    3,408,664,596
------------------------------------------------------------------------------
                      See notes to financial statements.

STATEMENTS OF CHANGES IN NET ASSETS


INCREASE (DECREASE)                     YEAR ENDED           YEAR ENDED
IN NET ASSETS                           DECEMBER 31, 2003    DECEMBER 31, 2002
------------------------------------------------------------------------------
From operations --
   Net investment income                $     163,045,716    $     139,150,041
   Net realized gain (loss)                    70,909,770         (459,996,840)
   Net change in unrealized
      appreciation (depreciation)           3,174,709,110       (3,312,547,564)
------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
   NET ASSETS FROM OPERATIONS           $   3,408,664,596    $  (3,633,394,363)
------------------------------------------------------------------------------
Capital transactions --
   Contributions                        $   1,351,483,956    $   2,786,165,872
   Withdrawals                             (1,722,081,135)      (2,917,114,901)
------------------------------------------------------------------------------
NET DECREASE IN NET ASSETS
   FROM CAPITAL TRANSACTIONS            $    (370,597,179)   $    (130,949,029)
------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN NET ASSETS   $   3,038,067,417    $  (3,764,343,392)
------------------------------------------------------------------------------

NET ASSETS

At beginning of year                    $  14,571,521,588    $  18,335,864,980
------------------------------------------------------------------------------
AT END OF YEAR                          $  17,609,589,005    $  14,571,521,588
------------------------------------------------------------------------------

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

2    INVESTMENT ADVISER FEE AND OTHER TRANSACTIONS WITH AFFILIATES

     The  investment  adviser fee is earned by Boston  Management  and  Research
     (BMR), a wholly-owned subsidiary of Eaton Vance Management (EVM), as compensation for management and investment advisory services rendered to the Portfolio. Under the advisory agreement, BMR receives a monthly advisory fee in the amount of 0.625% annually of average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the year ended December 31, 2003, the advisory fee was 0.44% of the Portfolio's average daily net assets. Except for Trustees of the Portfolio who are not members of EVM's or BMR's organization, officers and Trustees receive remuneration for their services to the Portfolio out of such investment adviser fee. Trustees of the Portfolio who are not affiliated with the Investment Adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees' Deferred Compensation Plan. For the year ended December 31, 2003, no significant amounts have been deferred.

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

4    FEDERAL INCOME TAX BASIS OF UNREALIZED APPRECIATION (DEPRECIATION)

     The cost and unrealized appreciation (depreciation) in value of the investments owned at December 31, 2003 as computed on a federal income tax basis, were as follows:

    AGGREGATE COST                                          $   5,191,822,303
    -------------------------------------------------------------------------
    Gross unrealized appreciation                           $  12,396,006,523
    Gross unrealized depreciation                                  (3,438,064)
    -------------------------------------------------------------------------
    NET UNREALIZED APPRECIATION                             $  12,392,568,459
    -------------------------------------------------------------------------

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

                               DATE OF
    DESCRIPTION                ACQUISITION      SHARES         COST         FAIR VALUE
    ------------------------------------------------------------------------------------
    Applied Materials, Inc.       12/17/03       543,250   $  11,575,935   $  12,183,767
    eBay, Inc                      5/13/03       200,000       9,466,769      12,909,926
    eBay, Inc.                     2/19/03       318,000      12,143,667      20,534,485
    KLA-Tencor Corp.              12/17/03        50,000       2,744,377       2,929,100
    Sysco Corp.                   12/17/03        32,036       1,157,644       1,190,911
    ------------------------------------------------------------------------------------
                                                           $  37,088,392   $  49,748,189
    ------------------------------------------------------------------------------------

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

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 20, 2004

BELPORT CAPITAL FUND LLC

          INVESTMENT ADVISER OF
          TAX-MANAGED GROWTH PORTFOLIO
          AND BELPORT CAPITAL FUND LLC
          Boston Management and Research
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          MANAGER OF BELPORT REALTY CORPORATION
          Boston Management and Research
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          MANAGER OF BELPORT CAPITAL FUND LLC
          Eaton Vance Management
          The Eaton Vance Building
          255 State Street
          Boston, MA 02109


          CUSTODIAN AND TRANSFER AGENT
          Investors Bank & Trust Company
          200 Clarendon Street
          Boston, MA 02116


          INDEPENDENT AUDITORS
          Deloitte & Touche LLP
          200 Berkeley Street
          Boston, MA 02116

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2004.

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

Date:  June 30, 2004



                                          By: /s/ Michelle A. Alexander
                                              -------------------------
                                              Michelle A. Alexander
                                             Chief Financial Officer

Date:  June 30, 2004

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

  3(a) Copy of Amendment No. 1 to the Fund's Amended and Restated Operating Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

  4.1 Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated as of July 15, 2003 filed as Exhibit 4.1 to the Fund's Report on Form 10-Q filed for the period ended September 30, 2003 and incorporated herein by reference.

  4.2 Copy of Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc., dated July 15, 2003 filed as Exhibit 4.2 to the Fund's Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

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

 11            Not applicable and not filed.

 12            Not applicable and not filed.

 21 List of Subsidiaries of the Fund filed as Exhibit 21 to the Fund's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

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