Form 10-Q
period 2004-06-30
BELCREST CAPITAL FUND LLC
filed 2004-08-09
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2004
                                              -------------

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

                                   YES [X]      NO [ ]

\

                            BELCREST CAPITAL FUND LLC
                               Index to Form 10-Q

PART I    FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Consolidated Financial Statements                         3

          Condensed Consolidated Statements of Assets and Liabilities
          as of June 30, 2004 (Unaudited) and December 31, 2003               3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended June 30, 2004 and 2003 and for
          the Six Months Ended June 30, 2004 and 2003                         4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Six Months Ended June 30, 2004 (Unaudited) and the
          Year Ended December 31, 2003                                        6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 2004 and 2003                     7

          Financial Highlights (Unaudited) for the Six Months Ended
          June 30, 2004                                                       9

          Notes to Condensed Consolidated Financial Statements as of
          June 30, 2004 (Unaudited)                                          10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         24

Item 4.   Controls and Procedures                                            27

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  27

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                               27

Item 3.   Defaults Upon Senior Securities                                    28

Item 4.   Submission of Matters to a Vote of Security Holders                28

Item 5.   Other Information                                                  28

Item 6.   Exhibits and Reports on Form 8-K                                   28

SIGNATURES                                                                   29

EXHIBIT INDEX                                                                30

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities


                                                June 30, 2004     December 31,
                                                 (Unaudited)          2003
                                                -------------     ------------
Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Company)               $2,791,311,368   $2,801,412,510
 Investment in Partnership Preference Units        490,352,610      458,160,352
 Investment in other real estate                   505,901,007      613,004,358
 Short-term investments                             14,816,000       48,059,348
                                                --------------   --------------
Total investments                               $3,802,380,985   $3,920,636,568
 Cash                                                3,335,486        5,842,185
 Escrow deposits - restricted                        7,406,374       10,925,963
 Open interest rate swap agreements, at value       11,003,861        3,006,128
 Distributions and interest receivable               1,554,495          676,240
 Other assets                                        5,022,416        7,425,731
                                                --------------   --------------
Total assets                                    $3,830,703,617   $3,948,512,815
                                                --------------   --------------

Liabilities:
 Loan payable - Credit Facility                 $  690,000,000   $  652,000,000
 Mortgages payable                                 396,103,507      513,988,494
 Payable for Fund Shares redeemed                    4,100,000                -
 Distributions payable to minority shareholders              -           16,800
 Special Distributions payable                               -            1,059
 Security deposits                                   1,883,189        2,017,195
 Due to bank - cash overdraft                                -        6,723,986
 Swap interest payable                                 387,459          397,212
 Accrued expenses:
  Interest expense                                   2,890,598        3,552,170
  Property taxes                                     4,325,918        8,998,462
  Other expenses and liabilities                     6,075,713        8,629,435
 Minority interests in controlled subsidiaries      10,218,086       23,003,410
                                                --------------   --------------
Total liabilities                               $1,115,984,470   $1,219,328,223
                                                --------------   --------------

Net assets                                      $2,714,719,147   $2,729,184,592

                                                --------------   --------------
Shareholders' Capital                           $2,714,719,147   $2,729,184,592
                                                --------------   --------------

Shares outstanding                                  25,037,939       26,024,771
                                                --------------   --------------

Net asset value and redemption price per Share  $       108.42   $       104.87
                                                --------------   --------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                     Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended             Ended             Ended
                                                     June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                                     -------------     -------------     -------------     -------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $232,683, $164,063,
  $349,131 and $270,464, respectively)               $ 10,672,509      $  9,017,540      $ 20,436,957      $ 17,754,326
 Interest allocated from Belvedere Company                 32,147           270,744            79,566           445,125
 Expenses allocated from Belvedere Company             (4,147,327)       (3,779,091)       (8,383,203)       (7,344,086)
                                                     -------------     -------------     -------------     -------------
 Net investment income allocated from
  Belvedere Company                                  $  6,557,329      $  5,509,193      $ 12,133,320      $ 10,855,365
 Distributions from Partnership Preference Units       11,426,255        13,761,364        24,935,907        27,582,996
 Rental income                                         21,305,123        27,829,915        45,896,352        56,085,153
 Interest                                                 210,314           102,235           398,723           232,712
                                                     -------------     -------------     -------------     -------------
Total investment income                              $ 39,499,021      $ 47,202,707      $ 83,364,302      $ 94,756,226
                                                     -------------     -------------     -------------     -------------

Expenses:
 Investment advisory and administrative fees         $  2,576,359      $  2,543,883      $  5,205,572      $  5,076,036
 Property management fees                                 793,189         1,047,140         1,732,562         2,130,116
 Distribution and servicing fees                          970,114           841,720         1,972,715         1,630,669
 Interest expense on mortgages                          8,297,581        10,460,223        17,942,775        20,808,729
 Interest expense on Credit Facility                    2,584,072         3,358,045         5,056,824         6,980,072
 Property and maintenance expenses                      8,042,515         9,803,574        17,334,642        18,793,406
 Property taxes and insurance                           3,016,817         3,966,456         6,335,757         7,820,492
 Miscellaneous                                            377,876           445,721           699,179           732,781
                                                     -------------     -------------     -------------     -------------
Total expenses                                       $ 26,658,523      $ 32,466,762      $ 56,280,026      $ 63,972,301
Deduct-
 Reduction of investment advisory
  and administrative fees                                 672,247           591,171         1,355,445         1,138,016
                                                     -------------     -------------     -------------     -------------
Net expenses                                         $ 25,986,276      $ 31,875,591      $ 54,924,581      $ 62,834,285
                                                     -------------     -------------     -------------     -------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                             $ 13,512,745      $ 15,327,116      $ 28,439,721      $ 31,921,941
Minority interests in net income (loss)
 of controlled subsidiaries                               120,908          (593,558)         (124,797)       (1,550,963)
                                                     -------------     -------------     -------------     -------------
Net investment income                                $ 13,633,653      $ 14,733,558      $ 28,314,924      $ 30,370,978
                                                     -------------     -------------     -------------     -------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                     Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended             Ended             Ended
                                                     June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                                     -------------     -------------     -------------     -------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign currency
  transactions allocated from Belvedere Company
  (identified cost basis)                            $ 10,588,185      $  5,373,336      $ 20,886,828      $ (5,079,542)
 Investment transactions in Partnership Preference
  Units (identified cost basis)                        (1,819,877)                -          (725,501)          624,980
 Investment transactions in other real estate                   -                 -       (14,221,385)                -
 Interest rate swap agreements(1)                      (5,207,455)      (12,211,185)      (10,136,122)      (24,501,680)
                                                     -------------     -------------     -------------     -------------
Net realized gain (loss)                             $  3,560,853      $ (6,837,849)     $ (4,196,180)     $(28,956,242)
                                                     -------------     -------------     -------------     -------------

Change in unrealized appreciation (depreciation) -
 Investments and foreign currency allocated from
  Belvedere Company (identified cost basis)          $ 18,087,307      $296,363,723      $ 60,936,323      $188,870,533
 Investments in Partnership Preference Units
  (identified cost basis)                              (8,932,756)        3,194,118       (15,871,280)       35,982,841
 Investments in other real estate (net of minority
  interests in unrealized gain (loss) of
  controlled subsidiaries of  $(15,860,162),
  $(74,162), $(9,734,526) and $(4,241,305),
  respectively)                                        13,303,926          (287,912)       24,388,223       (24,892,309)
 Interest rate swap agreements                         16,690,969        10,312,089         7,997,733        19,247,142
                                                     -------------     -------------     -------------     -------------
Net change in unrealized appreciation (depreciation) $ 39,149,446      $309,582,018      $ 77,450,999      $ 219,208,207
                                                     -------------     -------------     -------------     -------------

Net realized and unrealized gain                     $ 42,710,299      $302,744,169      $  73,254,819     $ 190,251,965
                                                     -------------     -------------     -------------     -------------

Net increase in net assets
   from operations                                   $ 56,343,952      $317,477,727      $101,569,743      $ 220,622,943
                                                     =============     =============     =============     =============

(1) Amount represents periodic payments made in connection with interest rate swap agreements. (Note 4)

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                 Six Months
                                                    Ended          Year Ended
                                                June 30, 2004     December 31,
                                                 (Unaudited)          2003
                                                ---------------  ---------------
Increase (Decrease) in Net Assets:
 Net investment income                          $   28,314,924   $   56,327,694
 Net realized loss from investment transactions,
  foreign currency transactions and interest
  rate swap agreements                              (4,196,180)     (36,317,202)
 Net change in unrealized appreciation
  (depreciation) of investments, foreign
  currency and interest rate swap agreements        77,450,999      575,006,241
                                                ---------------  ---------------
Net increase in net assets from operations      $  101,569,743   $  595,016,733
                                                ---------------  ---------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                      $    4,033,847   $    4,796,611
 Net asset value of Fund Shares redeemed          (109,930,473)    (158,225,543)
                                                ---------------  ---------------
Net decrease in net assets from Fund Share
 transactions                                   $ (105,896,626)  $ (153,428,932)
                                                ---------------  ---------------

Distributions -
 Distributions to Shareholders                  $  (10,138,562)  $  (11,893,682)
 Special Distributions to Shareholders                       -           (1,059)
                                                ---------------  ---------------
Total distributions                             $  (10,138,562)  $  (11,894,741)
                                                ---------------  ---------------

Net (decrease) increase in net assets           $  (14,465,445)  $  429,693,060

Net assets:
 At beginning of period                         $2,729,184,592   $2,299,491,532
                                                ---------------  ---------------
 At end of period                               $2,714,719,147   $2,729,184,592
                                                ===============  ===============

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                         Six Months           Six Months
                                                                            Ended                Ended
                                                                        June 30, 2004        June 30, 2003
                                                                        --------------     --------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                              $ 101,569,743      $ 220,622,943
Adjustments to reconcile net increase in net assets from
 operations to net cash flows (for) from operating activities -
  Net investment income allocated from Belvedere Company                  (12,133,320)       (10,855,365)
  Decrease in escrow deposits                                               1,597,988          1,437,150
  Decrease in receivable for investments sold                                       -         73,554,369
  Increase in interest receivable from other real estate investments         (141,312)          (105,359)
  Decrease in other assets                                                  1,947,737          1,022,858
  (Increase) decrease in distributions and interest receivable               (878,255)         1,815,781
  Decrease in interest payable for open swap agreements                        (9,753)          (393,375)
  Increase in security deposits, accrued interest and accrued
   other expenses and liabilities                                             511,833          1,452,320
  Decrease in due to bank - cash overdraft                                 (6,723,986)                 -
  Decrease in accrued property taxes                                       (4,427,497)        (3,325,726)
  Purchases of Partnership Preference Units                              (139,065,289)                 -
  Proceeds from sales of Partnership Preference Units                      90,276,250                  -
  Payments for investments in other real estate                           (39,182,672)                 -
  Proceeds from sale of investment in other real estate                    28,699,431                  -
  Improvements to rental property                                          (2,161,810)        (2,292,729)
  Decrease in cash due to sale of majority interest in
   controlled subsidiary                                                     (983,616)                 -
  Net increase in investment in Belvedere Company                                   -        (23,700,000)
  Interest incurred on interest rate swap agreements                      (10,136,122)       (24,501,680)
  Decrease in short-term investments                                       33,243,348          1,016,852
  Minority interests in net income of controlled subsidiaries                 124,797          1,550,963
  Net realized loss from investment transactions                            4,196,180         28,956,242
  Net change in unrealized (appreciation) depreciation of
   investments                                                            (77,450,999)      (219,208,207)
                                                                        --------------     --------------
Net cash flows (for) from operating activities                          $ (31,127,324)     $  47,047,037
                                                                        --------------     --------------

Cash Flows From (For) Financing Activities -
 Proceeds from (Repayment of) Credit Facility                           $  38,000,000      $ (37,200,000)
 Repayments on mortgages                                                   (2,597,977)        (2,289,183)
 Payments for Fund Shares redeemed                                         (1,772,860)        (1,400,326)
 Distributions paid to Shareholders                                        (6,105,774)        (7,097,071)
 Distributions paid to minority shareholders                                  (16,800)                 -
 Capital contributed to controlled subsidiaries                             1,114,036                  -
                                                                        --------------     --------------
Net cash flows from (for) financing activities                          $  28,620,625      $ (47,986,580)
                                                                        --------------     --------------

Net decrease in cash                                                    $  (2,506,699)     $    (939,543)

Cash at beginning of period                                             $   5,842,185      $  12,216,034
                                                                        --------------     --------------
Cash at end of period                                                   $   3,335,486      $  11,276,491
                                                                        ==============     ==============

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                         Six Months           Six Months
                                                                            Ended                Ended
                                                                        June 30, 2004        June 30, 2003
                                                                        --------------     --------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                               $   4,968,301      $   6,954,019
  Interest paid on mortgages                                            $  18,378,973      $  20,539,336
  Interest paid on swap agreements                                      $  10,145,875      $  24,895,055
  Market value of securities distributed in payment of
   redemptions                                                          $ 104,057,613      $  56,798,118
  Market value of real property and other assets, net
   of current liabilities, assumed in conjunction with
   acquisition of other real estate investment                          $  48,978,340      $           -
  Market value of real property and other assets, net
   of current liabilities, disposed of in conjunction with
   sale of other real estate                                            $ 155,855,342      $           -
  Mortgage disposed of in conjunction with sale of other
   real estate                                                          $ 120,901,649      $           -
  Partnership Preference Units exchanged for an equity investment
   in real estate companies and an investment in note receivable        $           -      $  (6,440,043)
  Market value of an equity investment in real estate companies         $           -      $   3,087,607
  Investment in note receivable                                         $           -      $   3,352,436

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of June 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,  2004
--------------------------------------------------------------------------------
Net asset value - Beginning of period                                 $ 104.870
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS
--------------------------------------------------------------------------------
Net investment income(6)                               ,              $   1.106
Net realized and unrealized gain                                          2.834
--------------------------------------------------------------------------------
Total income from operations                                          $   3.940
--------------------------------------------------------------------------------

DISTRIBUTIONS
--------------------------------------------------------------------------------
Distributions to Shareholders                                         $  (0.390)
--------------------------------------------------------------------------------
TOTAL DISTRIBUTIONS                                                   $  (0.390)
--------------------------------------------------------------------------------

NET ASSET VALUE - END OF PERIOD                                       $ 108.420
--------------------------------------------------------------------------------

TOTAL RETURN(1)                                                            3.77%
--------------------------------------------------------------------------------

                                               As a Percentage  As a Percentage
                                               of Average Net   of Average Gross
RATIOS                                           Assets(5)       Assets (2)(5)
--------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(7)          1.30%(9)          0.94%(9)
  Operating expenses(7)                          1.87%(9)          1.35%(9)
Belcrest Capital Fund LLC Expenses
 Interest and other borrowing costs(4)(8)        0.37%(9)          0.27%(9)
 Investment advisory and administrative fees,
  servicing fees and other Fund operating
  expenses(3)(4)                                 1.08%(9)          0.78%(9)
                                               ---------------------------------
Total expenses                                   4.62%(9)          3.34%(9)

Net investment income                            2.09%(9)          1.51%(9)
--------------------------------------------------------------------------------

SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                          $  2,714,719
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)         1.73%
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

      See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of June 30, 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

1    Organization and Basis of Presentation

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

The balance sheet at December 31, 2003 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2003 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

Certain  amounts  in  the  prior  periods'  condensed   consolidated   financial
statements   have  been   reclassified   to  conform  with  the  current  period
presentation.

During the quarter ended June 30, 2004, Belcrest Realty Corporation (Belcrest Realty) made an indirect investment in real property through a newly established controlled subsidiary, Allagash Property Trust (Allagash), as described below. The consolidated financial statements include the accounts of Allagash and all material intercompany accounts and transactions have been eliminated.

SUBSIDIARY-

Allagash - On May 3, 2004, Belcrest Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Allagash. On June 30, 2004 , Allagash acquired a majority interest in five industrial properties located in three states (California, Florida and North Carolina). On August 4, 2004, Allagash acquired an additional sixteen industrial properties located in six states (Florida, New York, New Jersey, Ohio, Pennsylvania and South Carolina). Belcrest Realty owns 100% of the Class A Units of Allagash, representing 60% of the voting interests in Allagash and a minority shareholder (the Allagash Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Allagash. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belcrest Realty has priority in distributions and has greater voting rights than the holder of the Class B units. From and after August 4, 2012, either Belcrest Realty or the Allagash Minority Shareholder may cause a liquidation of Allagash and, if Belcrest Realty makes that election, the Allagash Minority Shareholder has the right either to purchase the shares of Allagash owned by Belcrest Realty or to acquire the assets of Allagash, in either case at a price determined through an appraisal of the assets.

2    Investment Transactions

The following table summarizes the Fund's investment transactions for the six months ended June 30, 2004 and June 30, 2003:

                                              Six Months Ended  Six Months Ended
         Investment Transaction                June 30, 2004     June 30, 2003
--------------------------------------------------------------------------------
Increases in investment in Belvedere Company    $          -      $ 23,700,000
Decreases in investment in Belvedere Company    $104,057,613      $ 56,798,118
Acquisition of other real property(1)           $ 39,182,672      $          -
Sales of other real property(2)                 $ 28,699,431      $          -
Purchases of Partnership Preference Units(3)    $139,065,289      $          -
Sales of Partnership Preference Units(4)        $ 90,276,250      $          -

(1) On June 30, 2004, Belcrest Realty purchased an indirect investment in real property through a controlled subsidiary, Allagash, as described below. At the date of the transaction, the value of Belcrest Realty's interest in its real property investment in Allagash was $39,192,344.
(2)  During  the six  months  ended  June 30,  2004,  Belcrest  Realty  sold its majority interest in Casco Property Trust, LLC (Casco) to another investment fund advised by Boston Management and Research (Boston Management), for which a loss of $14,221,385 was recognized.
(3) Purchases of Partnership Preference Units during the six months ended June 30, 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management. There were no purchases for the six months ended June 30, 2003.
(4) Sales of Partnership Preference Units for the six months ended June 30, 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a loss of $1,660,672 was recognized. There were no sales for the six months ended June 30, 2003.

On May 3, 2004, Belcrest Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Allagash. On June 30, 2004, Allagash acquired a majority interest in five separate industrial properties. The seller retained a minority interest in the properties and an affiliate of the Allagash Minority Shareholder manages the properties. When Allagash acquired the real estate investment, a portion of the real estate's purchase price was allocated to the estimated fair value of favorable in-place leases in accordance with Statement of Financial Accounting Standards 141. At June 30, 2004, the real estate investment balance includes the estimated fair value of net in-place leases totaling $391,274 at acquisition. The properties are leased under fixed-term operating leases on a long-term basis. At June 30, 2004, the minimum lease payments expected to be received by Allagash on leases with lease periods greater than one year are as follows:

     Twelve Months Ending June 30,               Amount
     ------------------------------------------------------
     2005                                     $ 3,893,115
     2006                                       3,530,899
     2007                                       2,098,175
     2008                                       1,608,795
     2009                                       1,208,628
     Thereafter                                 2,411,312
                                              -----------
                                              $14,750,924
                                              ===========

On August 4,  2004,  the Fund  made an  additional  investment  in  Allagash  of
$380,489,883. Allagash concurrently acquired a majority interest in an additional sixteen industrial properties. An affiliate of the Allagash Minority Shareholder manages the properties. All of the Allagash properties are leased under fixed-term operating leases on a long-term basis.

In May 2004, Bel Alliance Properties, LLC (Bel Alliance), a controlled subsidiary of Belcrest Realty, agreed to sell all of its multifamily residential properties to an affiliate of the Bel Alliance minority shareholder (Affiliate). According to the agreement, Bel Alliance is expected to receive net proceeds of $51,278,004 as consideration for all of its interest in the multifamily properties and expects not to retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. Concurrent with this sale, Belcrest Realty has agreed to buy the outstanding minority interest in Bel Alliance for a nominal amount. Although there is no assurance that the transaction will be consummated, the transaction is expected to close by the end of September 2004. The Fund had an increase in net unrealized appreciation of $14,240,859 for the quarter ended June 30, 2004 as a result of the terms of the agreement.

During the six months ended June 30, 2003, the Fund exchanged Partnership Preference Units in the amount of $6,440,043 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $3,087,607 and $3,352,436, respectively. The secured note receivable (valued at $3,735,199 as of June 30, 2004 and $3,457,794 as of June 30, 2003) earns interest of 8% per annum and matures in February 2013 or on demand.


3    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company), for the six months ended June 30, 2004 and June 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                Six Months Ended      Six Months Ended
                                                                                  June 30, 2004         June 30, 2003
----------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio(1)                                $ 11,762,239,521      $  9,599,217,401
The Fund's investment in Belvedere Company(2)                                   $  2,791,311,368      $  2,584,612,221
Income allocated to Belvedere Company from the Portfolio                        $     83,686,364      $     66,798,353
Income allocated to the Fund from Belvedere Company                             $     20,516,523      $     18,199,451
Expenses allocated to Belvedere Company from the Portfolio                      $     25,387,360      $     20,113,419
Expenses allocated to the Fund from Belvedere Company                           $      8,383,203      $      7,344,086
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to Belvedere Company from the Portfolio                 $     72,573,659      $    (17,889,099)
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to the Fund from Belvedere Company                      $     20,886,828      $     (5,079,542)
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to Belvedere Company from the Portfolio             $    255,505,090      $    698,962,649
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to the Fund from Belvedere Company                  $     60,936,323      $    188,870,533
  ---------------------------------------------------------------------------------------------------------------------

(1) As of June 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 64.7% and 61.7% of the Portfolio's net assets, respectively.
(2) As of June 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 23.7% and 26.9% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at June 30, 2004, December 31, 2003 and June 30, 2003 and its operations for the six months ended June 30, 2004, for the year ended December 31, 2003 and for the six months ended June 30, 2003 follows:

                                        June 30,         December 31,         June 30,
                                          2004               2003               2003
                                  ----------------------------------------------------------
Investments, at value               $ 18,156,546,589   $ 17,584,390,762   $ 15,616,951,272
Other assets                              30,174,170         25,462,745         26,660,614
--------------------------------------------------------------------------------------------
Total assets                        $ 18,186,720,759   $ 17,609,853,507   $ 15,643,611,886
Total liabilities                            138,607            264,502         93,843,137
--------------------------------------------------------------------------------------------
Net assets                          $ 18,186,582,152   $ 17,609,589,005   $ 15,549,768,749
============================================================================================
Dividends and interest              $    131,109,908   $    232,925,912   $    109,393,140
--------------------------------------------------------------------------------------------
Investment adviser fee              $     38,780,667   $     67,584,543   $     31,979,032
Other expenses                             1,025,267          2,295,653            985,298
--------------------------------------------------------------------------------------------
Total expenses                      $     39,805,934   $     69,880,196   $     32,964,330
--------------------------------------------------------------------------------------------
Net investment income               $     91,303,974   $    163,045,716   $     76,428,810
Net realized gain (loss) from
 investment transactions and
 foreign currency transactions           118,166,339         70,909,770        (29,306,399)
Net change in unrealized
 appreciation (depreciation) from
 investments and foreign currency        397,547,485      3,174,709,110      1,126,151,279
       -------------------------------------------------------------------------------------
Net increase in net assets from
operations                          $    607,017,798   $  3,408,664,596   $  1,173,273,690
--------------------------------------------------------------------------------------------

4    Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at June 30, 2004 and December 31, 2003 are listed below.

              Notional                                    Initial                        Unrealized        Unrealized
               Amount                                    Optional          Final        Appreciation      Appreciation
Effective      (000's      Fixed        Floating        Termination     Termination     at June 30,      at December 31,
  Date        omitted)     Rate           Rate             Date            Date             2004              2003
------------------------------------------------------------------------------------------------------------------------
  02/04       $ 78,620     5.00%      LIBOR + 0.30%        08/04          06/10         $   655,028        $        -
  10/03         78,620     5.05%      LIBOR + 0.30%        02/04          06/10                   -*          197,524
  10/03        128,116     4.865%     LIBOR + 0.30%        07/04          06/10           1,552,824           451,953
  10/03        170,000     4.795%     LIBOR + 0.30%        09/04          06/10           2,426,987           695,087
  10/03         63,526     4.69%      LIBOR + 0.30%        02/05          06/10           1,098,759           305,966
  10/03         55,375     4.665%     LIBOR + 0.30%        03/05          06/10             993,589           272,239
  10/03         80,965     4.145%     LIBOR + 0.30%        03/10          06/10           2,500,869           527,521
  10/03         47,253     4.045%     LIBOR + 0.30%          -            06/10           1,691,706           544,812
  06/10          3,870     6.29%      LIBOR + 0.30%          -            07/15              18,775            11,026
  06/04        248,768     4.875%     LIBOR + 0.00%          -            06/12              65,324**               -
-------------------------------------------------------------------------------------------------------------------------
                                                                                        $11,003,861        $3,006,128
-------------------------------------------------------------------------------------------------------------------------

*  Agreement was terminated on the Initial Optional Termination Date.

** On May 3, 2004, Belcrest Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. in anticipation of its future investment in a controlled subsidiary, Allagash, for the purpose of hedging the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. Such agreement was terminated in July 2004 and the Fund realized a loss of $3,758,467 upon termination.

5    Debt

Credit Facility - In August 2004, additional borrowings under the Credit Facility in the amount of $138,000,000 were used to purchase an additional interest in the real estate investment Allagash, a real estate subsidiary of Belcrest Realty. This borrowing accrues interest at a rate of one-month LIBOR plus 0.38% per annum.

On August 4, 2004, Allagash acquired a majority interest in sixteen industrial properties (see Note 2). To finance the Fund's investment in the properties acquired by Allagash, Belcrest Capital increased the amount available under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) by $138,000,000 under a temporary arrangement (the Temporary Arrangement) and borrowed that amount. The borrowing under the Temporary Arrangement accrues interest at a rate of one-month LIBOR plus 0.90% and is for a term of sixty days, subject to a thirty-day extension. Any unused amount of the increase pertaining to the Temporary Arrangement is subject to a commitment fee of 0.10% per annum. The assets of Belcrest Capital, excluding the assets of Bel Alliance, Bel Santa Ana LLC (Bel Santa Ana), and Allagash secure all borrowings under the credit arrangement with Merrill Lynch.

Allagash expects to obtain first mortgage financing for its investment in real properties in the third and fourth quarters of 2004. The proceeds from such first mortgage financing will be used to repay Belcrest Capital, and accordingly, Belcrest Capital will repay its borrowings under the Temporary Arrangement and a portion of other borrowings under the Credit Facility.

Mortgages - In February 2004, in conjunction with the sale of Belcrest Realty's majority interest in Casco (Note 2), the mortgage payable by Casco was assumed by the buyer. At the time of the transaction, the loan balance was $120,901,649.

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

The mortgage agreements relating to the rental properties held by Bel Alliance require certain covenants be met, including a covenant that trade payables and accrued expenses incurred in the ordinary course of business in the aggregate will not exceed 1% of the outstanding principal balance of the loan. At June 30, 2004, this covenant was not met for certain mortgage agreements, of which the aggregate principal balance at June 30, 2004 totaled $167,038,894, or 42% of the total Bel Alliance mortgages outstanding. The mortgage agreements provide for a cure period of 30 days after written notification from the lenders, with a further extension of up to 60 additional days. As of June 30, 2004, the lenders had not provided such notice. It is uncertain as to whether the lenders will seek to enforce the provisions of the mortgage agreements. Bel Alliance may choose not to commit additional equity to cure certain of these technical defaults. If the lenders pursue enforcement and a mutually acceptable arrangement with the lenders cannot be reached, the result could be a foreclosure on some or all of those investment properties that secure such mortgages. Based on the current valuations of the affected properties and the related mortgages, however, the Fund's current net investment in Bel Alliance would not be negatively impacted if a foreclosure on some or all of those investment properties that secure such mortgages were to occur. The eventual outcome of this matter cannot be determined at this time. The mortgages are generally without recourse to the other assets of Bel Alliance, Belcrest Capital and Belcrest Realty. The technical default of certain mortgage agreements does not affect Belcrest Capital's liquidity.

During the six months ended June 30, 2004, Bel Alliance chose not to commit additional equity to rental properties operating at deficits for payment of principal and interest due on certain mortgages related to rental properties operating at deficits. The rental properties are the only source of security for these mortgages. As a result, Bel Alliance has reduced the carrying value of certain mortgage notes by $16,817,675 as of June 30, 2004 and $22,432,314 as of December 31, 2003 to the estimated fair value of the underlying real estate.

6    Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate assets through its subsidiary Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through controlled subsidiaries Bel Santa Ana, Bel Alliance, Casco (Note 2) and Allagash (Note 1).

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

For the Three Months Ended                  Tax Managed            Real
June 30, 2004                            Growth Portfolio*        Estate              Total
-----------------------------------------------------------------------------------------------
Revenue                                    $  6,557,329        $ 32,807,759      $  39,365,088
Interest expense on mortgages                         -          (8,297,581)        (8,297,581)
Interest expense on Credit Facility                   -          (2,480,709)        (2,480,709)
Operating expenses                             (585,153)        (13,459,041)       (14,044,194)
Minority interest in net income of
 controlled subsidiaries                              -             120,908            120,908
-----------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                      $  5,972,176        $  8,691,336      $  14,663,512
Net realized gain (loss)                     10,588,185          (7,027,332)         3,560,853
Change in unrealized appreciation
 (depreciation)                              18,087,307          21,062,139         39,149,446
-----------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM
 OPERATIONS OF REPORTABLE SEGMENTS         $ 34,647,668        $ 22,726,143      $  57,373,811
-----------------------------------------------------------------------------------------------


For the Three Months Ended                  Tax Managed            Real
June 30, 2003                            Growth Portfolio*        Estate             Total
-----------------------------------------------------------------------------------------------
Revenue                                    $  5,509,193        $ 41,665,584      $ 47,174,777
Interest expense on mortgages                         -         (10,460,223)      (10,460,223)
Interest expense on Credit Facility                   -          (3,290,885)       (3,290,885)
Operating expenses                             (344,123)        (16,753,045)      (17,097,168)
Minority interest in net income of
 controlled subsidiaries                              -            (593,558)         (593,558)
-----------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                      $  5,165,070        $ 10,567,873      $ 15,732,943
Net realized gain (loss)                      5,373,336         (12,211,185)       (6,837,849)
Change in unrealized appreciation
 (depreciation)                             296,363,723          13,218,295       309,582,018
-----------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM
 OPERATIONS OF REPORTABLE SEGMENTS         $306,902,129        $ 11,574,983      $318,477,112
-----------------------------------------------------------------------------------------------


For the Six Months Ended                    Tax Managed            Real
June 30, 2004                            Growth Portfolio*        Estate             Total
-----------------------------------------------------------------------------------------------
Revenue                                    $ 12,133,320        $ 70,995,901      $ 83,129,221
Interest expense on mortgages                         -         (17,942,775)      (17,942,775)
Interest expense on Credit Facility                   -          (4,854,551)       (4,854,551)
Operating expenses                           (1,137,178)        (28,653,002)      (29,790,180)
Minority interest in net income of
 controlled subsidiaries                              -            (124,797)         (124,797)
-----------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                      $ 10,996,142        $ 19,420,776      $ 30,416,918
Net realized gain (loss)                     20,886,828         (25,083,008)       (4,196,180)
Change in unrealized appreciation
 (depreciation)                              60,936,323          16,514,676        77,450,999
-----------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM
 OPERATIONS OF REPORTABLE SEGMENTS         $ 92,819,293        $ 10,852,444      $103,671,737
-----------------------------------------------------------------------------------------------


For the Six Months Ended                    Tax Managed            Real
June 30, 2003                            Growth Portfolio*        Estate             Total
-----------------------------------------------------------------------------------------------
Revenue                                    $ 10,855,365        $ 83,795,387      $ 94,650,752
Interest expense on mortgages                         -         (20,808,729)      (20,808,729)
Interest expense on Credit Facility                   -          (6,840,471)       (6,840,471)
Operating expenses                             (693,912)        (32,548,882)      (33,242,794)
Minority interest in net income of
 controlled subsidiaries                            -            (1,550,963)       (1,550,963)
-----------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                      $ 10,161,453        $ 22,046,342      $ 32,207,795
Net realized loss                            (5,079,542)        (23,876,700)      (28,956,242)
Change in unrealized appreciation
 (depreciation)                             188,870,533          30,337,674       219,208,207
-----------------------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS FROM
 OPERATIONS OF REPORTABLE SEGMENTS         $193,952,444        $ 28,507,316      $222,459,760
-----------------------------------------------------------------------------------------------


                                                    Tax-Managed Growth           Real
At June 30, 2004                                        Portfolio*              Estate            Total
------------------------------------------------------------------------------------------------------------
Segment assets                                        $2,791,311,368        $1,024,558,717    $3,815,870,085
Segment liabilities                                        4,100,000         1,096,720,711     1,100,820,711
------------------------------------------------------------------------------------------------------------
NET ASSETS (LIABILITIES) OF REPORTABLE SEGMENTS       $2,787,211,368        $  (72,161,994)   $2,715,049,374
------------------------------------------------------------------------------------------------------------

At December 31, 2003
------------------------------------------------------------------------------------------------------------
Segment assets                                        $2,801,412,510        $1,099,020,956    $3,900,433,466
Segment liabilities                                            1,059         1,197,408,196     1,197,409,255
------------------------------------------------------------------------------------------------------------
NET ASSETS (LIABILITIES) OF REPORTABLE SEGMENTS       $2,801,411,451        $  (98,387,240)   $2,703,024,211
------------------------------------------------------------------------------------------------------------

* Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                             Three Months      Three Months       Six Months        Six Months
                                                 Ended             Ended             Ended             Ended
                                             June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                           -----------------------------------------------------------------------
Revenue:
 Revenue from reportable segments            $ 39,365,088      $  47,174,777     $  83,129,221     $  94,650,752
 Unallocated amounts:
 Interest earned on cash not invested in
  the Portfolio or in subsidiaries                133,933             27,930           235,081           105,474
                                           -----------------------------------------------------------------------
TOTAL REVENUE                                $ 39,499,021      $  47,202,707     $  83,364,302     $  94,756,226
                                           -----------------------------------------------------------------------
Net increase (decrease) in net assets
 from operations:
 Net increase in net assets from
  operations of reportable segments          $ 57,373,811      $ 318,477,112     $ 103,671,737     $ 222,459,760
Unallocated amounts:
 Interest earned on cash not invested
  in the Portfolio or in subsidiaries             133,933             27,930           235,081           105,474
Unallocated amounts(1):
 Distribution and servicing fees                 (970,114)          (841,720)       (1,972,715)       (1,630,669)
 Interest expense on Credit Facility             (103,363)           (67,160)         (202,273)         (139,601)
 Audit, tax and legal fees                        (61,321)           (80,076)         (114,625)         (112,201)
 Other operating expenses                         (28,994)           (38,359)          (47,462)          (59,820)
                                           -----------------------------------------------------------------------
TOTAL NET INCREASE IN NET ASSETS FROM
 OPERATIONS                                  $ 56,343,952      $ 317,477,727     $ 101,569,743     $ 220,622,943
                                           -----------------------------------------------------------------------

                                       June 30, 2004     December 31, 2003
                                     --------------------------------------
Net assets:
 Net assets of reportable segments     $2,715,049,374     $2,703,024,211
 Unallocated cash(2)                           17,532             20,001
 Short-term investments(2)                 14,816,000         48,059,348
 Loan payable-Credit Facility(3)          (14,989,056)       (14,989,056)
 Other liabilities                           (174,703)        (6,929,912)
                                     --------------------------------------
TOTAL NET ASSETS                       $2,714,719,147     $2,729,184,592
                                     --------------------------------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

(a) RESULTS OF OPERATIONS.
--------------------------

Increases and decreases from operations in the Fund's net asset value per share are derived from net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the minority interest in net income (or loss) of the controlled subsidiaries of Belcrest Realty Corporation (Belcrest Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belcrest Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned by Belcrest Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belcrest Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility
(described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belcrest Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belcrest Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the Standard & Poor's 500 Composite Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the











-----------------------------
(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

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

The Fund's total return was 2.10% for the quarter ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $106.19 to $108.42 during the period. For comparison, the S&P 500 had a total return of 1.72% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.79% during the period. Last year, the Fund had a total return performance of 14.75% for the quarter ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $79.01 to $90.66 during the period. For comparison, the S&P 500 had a total return of 15.39% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.21% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended June 30, 2004, the Portfolio's total return was 1.31%. This compares to a total return of 1.72% for the S&P 500. In the second quarter, U.S. equity returns were supported by strengthening employment trends, robust manufacturing activity and rising corporate profits. At the same time, uncertainty over the situation in Iraq and the prospect of rising interest rates and inflation weighed on investors and held back returns. During the quarter, growth stocks outperformed value stocks, and small-caps performed better than large-caps and mid-caps.

The Portfolio's modest underperformance during the quarter was attributable in part to a relative overweighting of certain weaker performing industry groups, specifically specialty retail and media. In addition, the Portfolio was underweight internet software and communications equipment stocks, which rallied during the period. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the quarter. The Portfolio also reduced healthcare and technology investments during the quarter, mainly in the lagging biotech and semi-conductor groups. During the quarter, the Portfolio continued to overweight airfreight and machinery holdings, which contributed positively to the Portfolio's performance. The Portfolio benefited from the strong performance of stocks in the food, staples retailing and commercial bank industries during the quarter, as well as from increased exposure to energy stocks. Material stocks were also solid performers during the quarter and, despite the Portfolio's underweight of the sector versus the S&P 500, the performance of the Portfolio's holdings in the metals and mining group was noteworthy. Valuation and regulatory concern prompted a continued de-emphasis of multi-line utilities and diversified telecom companies.

For the quarter ended June 30, 2003, the Portfolio's total return was 13.54% compared to the 15.39% total return for the S&P 500. During the quarter, the S&P 500 posted its best quarterly return in five years, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to a stronger market. The Portfolio's relative underperformance was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the sharp market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belcrest Realty. As of June 30, 2004, real estate investments consisted primarily of a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded and private real estate investment trusts (REITs) and three subsidiary companies: Allagash Property Trust (Allagash), Bel Alliance Properties, LLC (Bel Alliance) and Bel Santa Ana LLC (Bel Santa Ana). Allagash and Bel Alliance are real estate joint ventures that operate industrial and multifamily properties, respectively (Real Estate Joint Ventures). Bel Santa Ana owns a property subject to a long-term triple net lease (Net Leased Property). As of June 30, 2004, the estimated fair value of the Fund's real estate investments represented 26.0% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in Allagash and Bel Alliance, the Fund's real estate investments represented 36.3% of the Fund's net assets as of June 30, 2004.

On June 30, 2004, Belcrest Realty's newly formed subsidiary Allagash acquired a majority interest in certain industrial properties from ProLogis, a publicly traded REIT, for approximately $39.2 million. ProLogis retained a minority interest in the properties. In May 2004, Belcrest Realty entered into agreements with ProLogis to form ProLogis Six Rivers Limited Partnership (Six Rivers) (in association with subsidiaries of other investment funds advised by Boston
Management)   and  to  merge  Six  Rivers  with  Keystone   Property   Trust,  a
publicly-traded REIT (Keystone). The transactions contemplated by these agreements were consummated on August 4, 2004. As a result of the transactions, Allagash acquired a partnership interest in Six Rivers. In addition, Prologis acquired a minority interest in Allagash. Through its interest in Six Rivers, Allagash owns a majority of the economic interest in certain industrial properties acquired through the merger of Six Rivers and Keystone for approximately $475.6 million. It is anticipated that in the third and fourth quarters of 2004 Allagash will obtain first mortgage financing secured by the properties equal to approximately 60-65% of the property value. The Fund has provided interim financing for Allagash, as described below in "Liquidity and Capital Resources."

Rental income from multifamily real estate property operations fell to $21.3 million for the quarter ended June 30, 2004 from $27.8 million for the quarter ended June 30, 2003, a decrease of $6.5 million or 23%. The decrease in rental income was principally due to the sale of Belcrest Realty's interest in Casco Property Trust, LLC (Casco) in February 2004 and also due to lower rental revenue for Bel Alliance. Bel Alliance's rental income declined to approximately $20.1 million for the quarter ended June 30, 2004 from approximately $21.4 million for the quarter ended June 30, 2003, a decrease of $0.3 million or 1%. Rental revenue for Bel Alliance was adversely affected by reduced apartment rental rates, increased rent concessions and lower occupancy levels during the quarter. Rental income from commercial office properties (through Bel Santa Ana) was $1.2 million for the quarters ended June 30, 2004 and 2003. Belcrest Realty does not record property operating expenses for Bel Santa Ana, as such expenses are assumed by the tenant under the terms of the lease agreement.

Property operating expenses for multifamily property operations decreased to approximately $11.9 million for the quarter ended June 30, 2004 from approximately $14.8 million for the quarter ended June 30, 2003, a net decrease of $2.9 million or 20% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $1.6 million for the quarter ended June 30, 2004 and approximately $2.0 million for the quarter ended June 30,
2003). The net decrease in multifamily property operating expenses was principally due to the sale of Belcrest Realty's interest in Casco in February 2004 and also due to lower property operating expenses for Bel Alliance. Property operating expenses for Bel Alliance were approximately $12.0 million for the quarter ended June 30, 2004 compared to approximately $12.6 million for the quarter ended June 30, 2003, a decrease of $0.6 million or 5%. The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

Because Allagash held no investments in property until June 30, 2004, it had no significant impact on real estate operations during the quarter then ended. As of August 4, 2004, Allagash owns a controlling interest in 21 industrial properties, which consist of industrial distribution properties located in eight states. ProLogis, the largest REIT specializing in industrial distribution properties, provides day-to-day operating management of these properties. The terms of the Allagash joint venture are similar to the Bel Alliance joint venture. Belcrest Realty's investment in Allagash will be valued in substantially the same manner as its investment in Bel Alliance and it is subject to substantially similar risks, as well as risks specifically associated with industrial distribution properties (such as changing transportation and logistics patterns and tenant credit). The mortgage financing to be obtained by Allagash will be secured by the properties it owns and is expected to be without recourse to Belcrest Realty, the Fund or its Shareholders. Pursuant to an agreement between Belcrest Realty and ProLogis, Belcrest Realty is obligated to make capital contributions to Allagash if required to fund certain items such as debt service, insurance or property taxes. In 2004, industrial properties in the United States have experienced increased demand for space in most markets after three years of occupancy and rental rate declines. However, reduced rent levels may continue over the near term as above-market leases mature and space is released at current market rates. As a result, Boston Management expects that improvements in industrial property operating performance will occur over the longer term.

At June 30, 2004, the estimated fair value of the real properties held through Belcrest Realty was $499.1 million compared to $624.9 million at June 30, 2003, a net decrease of $125.8 million or 20%. The net decrease was principally due to the February 2004 sale of Casco, offset in part by the properties acquired by Allagash on June 30, 2004.

The Fund saw net unrealized appreciation of the estimated fair value in its other real estate investments (which includes Allagash, Bel Alliance and Bel Santa Ana) of approximately $13.3 million during the quarter ended June 30, 2004 compared to unrealized depreciation of approximately $0.3 million for the quarter ended June 30, 2003. Net unrealized appreciation of $13.3 million for the quarter ended June 30, 2004 included approximately $14.2 million of net unrealized appreciation as a result of the agreement to sell Bel Alliance.

In May 2004, Bel Alliance agreed to sell all of its multifamily residential properties to an affiliate of the minority interest holder in Bel Alliance. Upon consummation of the transaction, Belcrest Realty is expected to receive net proceeds of approximately $51.3 million as consideration for all of its interest in the multifamily residential properties and expects not to retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. Concurrent with this sale, Belcrest Realty has agreed to buy the outstanding minority interest in Bel Alliance for a nominal amount. Although there can be no assurance that the transaction will be consummated, it is expected to close by the end of September 2004. Reflecting the anticipated sale, an increase of approximately $14.2 million of unrealized appreciation is reported on the Fund's unaudited financial statements for the quarter ended June 30, 2004 included in Item 1 above.

During the quarter ended June 30, 2004, Belcrest Realty sold certain Partnership Preference Units totaling approximately $36.2 million (including sales to other investment funds advised by Boston Management), recognizing losses of approximately $1.8 million on the transactions. At June 30, 2004, the estimated fair value of Belcrest Realty's Partnership Preference Units totaled $490.4 million compared to $578.0 million at June 30, 2003, a net decrease of $87.7 million or 15%. This net decrease was due to fewer Partnership Preference Units held at June 30, 2004 and to decreases in the per unit values of the Partnership Preference Units held at June 30, 2004 due principally to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belcrest Realty during the six months ended June 30, 2003 were no longer held at June 30, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $8.9 million during the quarter ended June 30, 2004 compared to unrealized appreciation of approximately $3.2 million for the quarter ended June 30, 2003. For the quarter ended June 30, 2004, net unrealized depreciation of $8.9 million consisted of approximately $8.7 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belcrest Realty at June 30, 2004, and approximately $0.2 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the quarter ended June 30, 2004. During the quarter ended June 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. During the quarter ended June 30, 2003, Belcrest Realty's investments in Partnership Preference Units generally benefited from declining interest rate levels and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions received from Partnership Preference Units for the quarter ended June 30, 2004 totaled $11.4 million compared to $13.8 million for the quarter ended June 30, 2003, a decrease of $2.4 million or 17%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as to lower average distribution rates for the Partnership Preference Units held during the quarter ended June 30, 2004.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended June 30, 2004, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $11.5 million, compared to net realized and unrealized losses of approximately $1.9 million for the quarter ended June 30, 2003. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2004 consisted of $16.7 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $5.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended June 30, 2003, unrealized appreciation of $10.3 million on swap agreement valuation changes was offset by $12.2 million of swap agreement periodic payments. The positive contribution to Fund performance for the quarter ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the quarter. The positive contribution for the quarter ended June 30, 2003 from changes in swap valuations was due primarily to the exercise of early termination options on a number of swap agreements and the remaining swaps approaching their initial optional termination dates. The appreciation was offset in part by a slight decline in swap rates.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund's total return was 3.77% for the six months ended June 30, 2004. This return reflects an increase in the Fund's net asset value per share from $104.87 to $108.42 and a distribution of $0.39 per share during the period. For comparison, the S&P 500 had a total return of 3.44% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.32% during the period. Last year, the Fund had a total return performance of 9.86% for the six months ended June 30, 2003. This return reflected an increase in the Fund's net asset value per share from $82.94 to $90.66 and a distribution of $0.43 per share. For comparison, the S&P 500 had a total return of 11.75% over the same period. The performance of the Fund exceeded that of the Portfolio by 1.67% during that period.

PERFORMANCE OF THE PORTFOLIO. For the six months ended June 30, 2004, the Portfolio's total return was 3.45%, in line with the 3.44% total return of the S&P 500. In the period, U.S. equity returns were supported by a strengthening economy and rising corporate profits. Geopolitical concerns, higher interest rates and rising inflation were negative factors that held back returns. In the period, small-cap stocks sharply outperformed large-caps and mid-caps, and value stocks performed modestly better than growth stocks.

The  Portfolio's  performance  during  the first six  months of 2004 was  driven primarily by its diversified industry exposure and positive stock selection. Concerns about future trends in consumer spending caused the Portfolio to trim its relative overweighting of the discretionary and staples sectors during the period. The Portfolio also decreased positions in healthcare and technology stocks during the period. The underweighting of semiconductor equipment and software industries added to performance. The Portfolio maintained an overweighting of industrials stocks, and benefited from advances in airfreight, machinery and building stocks. While the consumer staples and financials sectors generally did not perform well during the period, the Portfolio's holdings in those sectors were positive contributors to performance. Another positive contributor was the Portfolio's growing exposure to the energy sector. The Portfolio's oil exploration and gas investments benefited from the current supply-demand imbalances and associated energy price increases. The strong performance of the Portfolio's holdings in the cyclical metals and mining industries during the period was also noteworthy. The Portfolio continued to underweight the utilities and telecom sectors.

For the six months ended June 30, 2003, the Portfolio's total return was 8.19% compared to an 11.75% total return for the S&P 500. Market performance during the first six months of 2003 was volatile, with war angst, a questionable economic recovery and the SARS outbreak among the concerns weighing on investors toward the beginning of the year. From mid-March through the end of the period, the U.S. market rallied sharply, with favorable fiscal and monetary policy developments, progress in Iraq and signs of an improving economy contributing to the strength. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher-volatility, lower-quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the six months ended June 30, 2004, Belcrest Realty purchased and sold certain real estate investments. In February 2004, Belcrest Realty sold its majority interest in Casco for approximately $28.7 million to another fund advised by Boston Management. Belcrest Realty recognized a loss of $14.2 million on the sale. The loss represented the realization of previously recorded unrealized depreciation of the value of Belcrest Realty's investment in Casco. Belcrest Realty's newly formed subsidiary Allagash acquired certain industrial properties on June 30, 2004 and August 4, 2004. In May 2004, Bel Alliance agreed to sell all of its real estate assets to an affiliate of the minority interest holder in Bel Alliance.

Rental income from multifamily real estate property operations fell to $45.9 million for the six months ended June 30, 2004 from $56.1 million for the six months ended June 30, 2003, a net decrease of $10.2 million or 18%. The net decrease in rental income was principally due to the sale of Casco in February 2004 and also due to lower rental revenue for Bel Alliance. Bel Alliance's rental income declined to approximately $40.0 million for the quarter ended June 30, 2004 from approximately $43.2 million for the six months ended June 30, 2003, a decrease of $3.2 million or 7%. Rental revenue for Bel Alliance was adversely affected by reduced apartment rental rates, increased rent concessions and lower occupancy levels during the period. As noted above, Belcrest Realty's other Real Estate Joint Venture, Allagash, acquired certain industrial properties on June 30, 2004. Because these properties were acquired on the last day of the six month period, they had no significant impact on real estate operating results for the period. Rental income from commercial office properties (through Bel Santa Ana) was $2.3 million for the six months ended June 30, 2004 and 2003. Belcrest Realty does not record property operating expenses for Bel Santa Ana, as such expenses are assumed by the tenant under the terms of the lease agreement.

Property operating expenses for multifamily property operations decreased to approximately $25.4 million for the six months ended June 30, 2004 from approximately $28.7 million for the six months ended June 30, 2003, a net decrease of $3.3 million or 11% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $3.3 million for the six months ended June 30, 2004 and approximately $3.8 million for the six months ended June 30, 2003). This net decrease in expenses was primarily due to the sale of Casco in February 2004 and also due to lower property operating expenses for Bel Alliance. Property operating expenses for Bel Alliance were approximately $23.8 million for the six months ended June 30, 2004 compared to approximately $24.2 million for the six months ended June 30, 2003, a decrease of $0.4 million or 2%. The near-term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. As a result, Boston Management expects that multifamily real estate operating results in 2004 will continue to be similar to 2003.

At June 30, 2004, the estimated fair value of the real properties held through Belcrest Realty was $499.1 million compared to $624.9 million at June 30, 2003, a net decrease of $125.8 million or 20%. The net decrease was due to the February 2004 sale of Casco, offset in part by the properties acquired by Allagash on June 30, 2004.

The Fund saw net unrealized appreciation of the estimated fair value in its other real estate investments (which includes Allagash, Bel Alliance and Bel Santa Ana and formerly also included Casco) of approximately $24.4 million during the six months ended June 30, 2004 compared to unrealized depreciation of approximately $24.9 million for the six months ended June 30, 2003. Net unrealized appreciation of $24.4 million for the six months ended June 30, 2004 included approximately $14.2 million of unrealized appreciation in the value of Belcrest Realty's interest in Bel Alliance as a result of the agreement to sell its real estate assets and approximately $15.0 million of unrealized appreciation due to the recharacterization of previously recorded unrealized depreciation to realized losses in the amount of $15.0 million due to the February 2004 sale of Casco.

During the six months ended June 30, 2004, Belcrest Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $90.3 million (including sales to other investment funds advised by Boston Management), recognizing losses of approximately $0.7 million on the transactions. During the six months ended June 30, 2004, Belcrest Realty also acquired interests in additional Partnership Preference Units from other investment funds advised by Boston Management totaling approximately $139.1 million. At June 30, 2004, the estimated fair value of Belcrest Realty's Partnership Preference Units totaled $490.4 million compared to $578.1 million at June 30, 2003, a decrease of $87.7 million or 15%. The decrease was due to fewer Partnership Preference Units held at June 30, 2004 and to decreases in the per unit values of the Partnership Preference Units held at June 30, 2004 due principally to their lower average coupon rates. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belcrest Realty during the six months ended June 30, 2003 were no longer held at June 30, 2004. Boston Management expects this trend to continue through 2004.

The Fund saw net unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $15.9 million during the six months ended June 30, 2004 compared to net unrealized appreciation of approximately $36.0 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net unrealized depreciation of $15.9 million consisted of approximately $14.4 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belcrest Realty at June 30, 2004 and approximately $1.4 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the six months ended June 30, 2004. During the six months ended June 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. During the six months ended June 30, 2003, Belcrest Realty's investments in Partnership Preference Units generally benefited from declining interest rates and tightening spreads in credit-sensitive income securities, particularly in real estate-related securities.

Distributions received from Partnership Preference Units for the six months ended June 30, 2004 totaled $24.9 million compared to $27.6 million for the six months ended June 30, 2003, a decrease of $2.7 million or 10%. The decrease was principally due to fewer Partnership Preference Units held on average and to lower average distribution rates for the Partnership Preference Units held during the six months ended June 30, 2004, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the six months ended June 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $2.1 million, compared to net realized and unrealized losses of approximately $5.3 million for the six months ended June 30, 2003. Net realized and unrealized losses on swap agreements for the six months ended June 30, 2004 consisted of $8.0 million of unrealized appreciation due to changes in swap agreement valuations offset by $10.1 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the six months ended June 30, 2003, unrealized appreciation of $19.2 million on swap agreement valuation changes were offset by $24.5 million of swap agreement periodic payments. The positive contribution to Fund performance for the six months ended June 30, 2004 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. The positive contribution to Fund performance for the six months ended June 30, 2003 from changes in swap valuations was primarily due to the exercise of early termination options on a number of swap agreements and many of the remaining swap contracts approaching their initial optional termination dates. Swap rates declined during the six months ended June 30, 2003, offsetting some of the appreciation from approaching early termination dates.

(b) LIQUIDITY AND CAPITAL RESOURCES.
------------------------------------

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2004, the Fund had outstanding borrowings of $690.0 million and unused loan commitments of $138.0 million under the Credit Facility.

In August 2004, the Fund made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (MLMC) in the amount of $138 million. At that time, the Fund also temporarily increased the amount available under its credit arrangement with MLMC by $138 million and borrowed that amount. The Fund used the total proceeds from these borrowings to finance the acquisitions by Allagash of interests in certain industrial properties. The additional $138 million of borrowings is at a rate of LIBOR plus 0.90% and is for a period of up to sixty-days (subject to a 30-day extension, if needed). Allagash expects to obtain first mortgage financing for its properties in the third and fourth quarters of 2004, the proceeds from which will be used to repay borrowings obtained by the Fund in August 2004 to facilitate the Allagash acquisitions.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $11.0 million. As of June 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $42.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and Net Leased Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of its borrowings under the Credit Facility used to acquire Belcrest Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one and three month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                      for the Twelve Months Ended June 30,*

                                                                                                                      Estimated
                                                                                                                   Fair Value as of
                                                                                                                       June 30,
                                     2005        2006-2008       2009         Thereafter           Total                 2004
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
--------------------------------
Long-term debt:
--------------------------------
Fixed-rate mortgages                                          $94,833.608    $318,087,574     $412,921,182         $407,000,000

Average interest rate                                                7.22%           7.95%            7.78%
--------------------------------
Variable-rate Credit Facility                                                $690,000,000     $690,000,000         $690,000,000

Average interest rate                                                                1.67%            1.67%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
--------------------------------
Pay fixed/receive variable
interest rate swap
agreements(**)                                                               $876,493,000     $876,493,000         $ 11,003,861

Average pay rate(**)                                                                 4.74%            4.74%

Average receive rate(**)                                                             1.65%            1.65%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
--------------------------------
Fixed-rate Partnership
Preference Units:
--------------------------------
Cabot Industrial Properties,
L.P., 8.625% Series B
Cumulative Redeemable
Preferred Units, Callable
4/29/04, Current Yield: 8.55%     $15,569,810                                                 $ 15,569,810         $ 14,624,700

Camden Operating, L.P., 7%
Series B Cumulative Redeemable
Perpetual Preferred Units,
Callable 12/2/08, Current
Yield: 7.29%                                                  $55,645,413                     $ 55,645,413         $ 53,564,600

Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable
Perpetual Preferred Units,
Callable 2/24/09, Current
Yield: 7.68%                                                  $34,244,840                     $ 34,244,840         $ 33,054,000

Liberty Property L.P., 9.25%
Series B Cumulative Redeemable
Preferred Units, Callable
7/28/04, Current Yield: 9.18%     $46,625,000                                                 $ 46,625,000         $ 46,979,350


                                                                                                                      Estimated
                                                                                                                   Fair Value as of
                                                                                                                       June 30,
                                     2005        2006-2008       2009         Thereafter           Total                 2004
------------------------------------------------------------------------------------------------------------------------------------
MHC Operating Limited
Partnership, 9% Series D
Cumulative Redeemable
Perpetual Preference Units,
Callable 9/29/04, Current
Yield: 8.96%                      $55,000,000                                                 $ 55,000,000         $ 55,242,000

National Golf Operating
Partnership, L.P., 9.30%
Series A Cumulative Redeemable
Preferred Units, Callable
2/6/03, Current Yield: 9.45%      $27,877,518                                                 $ 27,877,518         $ 31,055,040

National Golf Operating
Partnership, L.P., 9.30%
Series B Cumulative Redeemable
Preferred Units, Callable
2/6/03, Current Yield: 9.45%      $29,833,200                                                 $ 29,833,200         $ 29,520,000

PSA Institutional Partners,
L.P., 6.40% Series NN
Cumulative Redeemable
Perpetual Preferred Units,
Callable 3/17/10, Current
Yield: 7.04%                                                                 $ 55,375,000     $ 55,375,000         $ 50,324,800

Price Development Company,
L.P., 8.95% Series B
Cumulative Redeemable
Preferred Partnership Units,
Callable 7/28/04, Current
Yield: 8.94%                      $44,089,925                                                 $ 44,089,925         $ 44,446,000

Regency Centers, L.P., 9.125%
Series D Cumulative Redeemable
Preferred Units, Callable
9/29/04, Current Yield: 9.01%     $50,598,110                                                 $ 50,598,110         $ 50,615,000

Sun Communities Operating
L.P., 8.875% Series A
Cumulative Redeemable
Perpetual Preferred Units,
Callable
9/29/04, Current Yield: 8.82%     $20,942,560                                                 $ 20,942,560         $ 20,120,000

Urban Shopping Centers,
L.P., 9.45% Series D
Cumulative Redeemable
Perpetual Preferred Units,
Callable 10/1/04, Current         $60,000,000                                                 $ 60,000,000         $ 60,807,120
Yield: 9.32%
--------------------------------

                                                                                                                      Estimated
                                                                                                                   Fair Value as of
                                                                                                                       June 30,
                                     2005        2006-2008       2009         Thereafter           Total                 2004
------------------------------------------------------------------------------------------------------------------------------------
Note Receivable:
--------------------------------
Fixed-rate note receivable, 8%
                                                                             $ 3,352,436      $ 3,352,436          $ 3,735,200

* The amounts listed reflect the Fund's positions as of June 30, 2004. The Fund's current positions may differ.

** The terms disclosed are those of the interest rate swap agreements that are in effect as of June 30, 2004. As discussed in Note 4 to the Fund's unaudited condensed consolidated financial statements in Item 1 above, during July 2004 certain interest rate swap agreements were terminated, resulting in a change of the average pay rate and average receive rate to 4.68% and 1.67%, respectively.

ITEM 4. CONTROLS AND PROCEDURES.
--------------------------------

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund (less any applicable redemption fee). The right to redeem is available to all shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended June 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

--------------------------------------------------------------------------------
                                    Total No. of Shares    Average Price Paid
  Month Ended                           Redeemed(1)            Per Share
--------------------------------------------------------------------------------
  April 30, 2004                        134,347.32             $106.75
--------------------------------------------------------------------------------
  May 31, 2004                           92,266.30             $104.57
--------------------------------------------------------------------------------
  June 30, 2004                         316,089.29             $108.27
--------------------------------------------------------------------------------
  Total                                 542,702.91             $107.48
--------------------------------------------------------------------------------

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 5. OTHER INFORMATION.
--------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.2(b) Form of Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 9, 2004.





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

                                  EXHIBIT INDEX
                                  -------------

4.2(b) Form of Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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