Form 10-Q
period 2004-09-30
BELCREST CAPITAL FUND LLC
filed 2004-11-09
CIK 1070495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934
               For the quarterly period ended September 30, 2004
                                              ------------------

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

                                   YES [X]      NO [ ]

                            BELCREST CAPITAL FUND LLC
                               Index to Form 10-Q

PART I FINANCIAL INFORMATION                                               Page

Item 1.   Condensed Consolidated Financial Statements                        3

          Condensed Consolidated Statements of Assets and Liabilities
          as of September 30, 2004 (Unaudited) and December 31, 2003         3

          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended September 30, 2004 and 2003 and
          for the Nine Months Ended September 30, 2004 and 2003              4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Nine Months Ended September 30, 2004 (Unaudited) and
          the Year Ended December 31, 2003                                   6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months Ended September 30, 2004 and 2003              7

          Financial Highlights (Unaudited) for the Nine Months Ended
          September 30, 2004                                                 9

          Notes to Condensed Consolidated Financial Statements as of
          September 30, 2004 (Unaudited)                                    10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        26

Item 4.   Controls and Procedures                                           28

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                29

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                             29

Item 3.   Defaults Upon Senior Securities                                  29

Item 4.   Submission of Matters to a Vote of Security Holders              29

Item 5.   Other Information                                                29

Item 6.   Exhibits and Reports on Form 8-K                                 29

SIGNATURES                                                                 31

EXHIBIT INDEX                                                              32

PART I.   FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
- --------------------------------------------------------------------------------

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                             September 30, 2004   December 31,
                                                (Unaudited)           2003
                                             ------------------  ---------------

Assets:
 Investment in Belvedere Capital Fund
  Company LLC (Belvedere Company)             $2,659,373,006     $2,801,412,510
 Investment in Partnership Preference Units      386,771,125        458,160,352
 Investment in other real estate                 982,452,214        613,004,358
 Short-term investments                            1,864,000         48,059,348
                                             ------------------  ---------------
Total investments                             $4,030,460,345     $3,920,636,568
 Cash                                             10,582,458          5,842,185
 Escrow deposits - restricted                     10,227,630         10,925,963
 Open interest rate swap agreements, at value      2,016,235          3,006,128
 Distributions and interest receivable             1,116,654            676,240
 Other assets                                     15,161,639          7,425,731
                                             ------------------  ---------------
Total assets                                  $4,069,564,961     $3,948,512,815
                                             ------------------  ---------------

Liabilities:
 Loan payable - Credit Facility               $  966,000,000     $  652,000,000
 Mortgages payable                               394,919,346        513,988,494
 Payable for Fund Shares redeemed                  4,728,205                  -
 Distributions payable to minority
  shareholders                                             -             16,800
 Special Distributions payable                             -              1,059
 Security deposits                                 2,189,746          2,017,195
 Due to bank - cash overdraft                              -          6,723,986
 Swap interest payable                               265,924            397,212
 Accrued expenses:
  Interest expense                                 2,923,037          3,552,170
  Property taxes                                   6,444,638          8,998,462
  Other expenses and liabilities                  12,877,927          8,629,435
 Minority interests in controlled
 subsidiaries                                    106,206,691         23,003,410
                                             ------------------  ---------------
Total liabilities                             $1,496,555,514     $1,219,328,223
                                             ------------------  ---------------

Net assets                                    $2,573,009,447     $2,729,184,592

                                             ------------------  ---------------
Shareholders' Capital                         $2,573,009,447     $2,729,184,592
                                             ------------------  ---------------

Shares outstanding                                24,334,601         26,024,771
                                             ------------------  ---------------

Net asset value and redemption price per
 Share                                        $       105.73     $       104.87
                                             ------------------  ---------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)


                                                     Three Months        Three Months         Nine Months          Nine Months
                                                        Ended                Ended               Ended                Ended
                                                  September 30, 2004   September 30,2003   September 30, 2004   September 30, 2003
                                                  ------------------   -----------------   ------------------   ------------------
Investment Income:
 Dividends allocated from Belvedere Company
  (net of foreign taxes of $111,922, $78,362,
  $461,053 and $348,826, respectively)              $ 10,065,081         $  9,332,679       $ 30,502,038          $ 27,087,005
 Interest allocated from Belvedere Company                17,108               77,353             96,674               522,478
 Expenses allocated from Belvedere Company            (4,037,716)          (3,992,143)       (12,420,919)          (11,336,229)
                                                  ------------------   -----------------   ------------------   ------------------
 Net investment income allocated from
  Belvedere Company                                 $  6,044,473         $  5,417,889       $ 18,177,793          $ 16,273,254
 Distributions from Partnership Preference Units       8,266,294           11,826,889         33,202,201            39,409,885
 Rental income                                        25,969,715           27,339,096         71,866,067            83,424,249
 Interest                                                150,672              112,858            549,395               345,570
                                                  ------------------   -----------------   ------------------   ------------------
Total investment income                             $ 40,431,154         $ 44,696,732       $123,795,456          $139,452,958
                                                  ------------------   -----------------   ------------------   ------------------

Expenses:
 Investment advisory and administrative fees        $  2,753,094         $ 2,606,188        $  7,958,666          $  7,682,224
 Property management fees                                882,070           1,043,782           2,614,632             3,173,898
 Distribution and servicing fees                         938,553             882,495           2,911,268             2,513,164
 Interest expense on mortgages                         8,278,467          10,442,120          26,221,242            31,250,849
 Interest expense on Credit Facility                   4,171,289           3,066,680           9,228,113            10,046,752
 Property and maintenance expenses                     8,422,016           9,965,594          25,756,658            28,759,000
 Property taxes and insurance                          3,827,958           3,527,929          10,163,715            11,348,421
 Miscellaneous                                         1,007,385             675,984           1,706,564             1,408,765
                                                  ------------------   -----------------   ------------------   ------------------
Total expenses                                      $ 30,280,832         $ 32,210,772       $ 86,560,858         $ 96,183,073
Deduct-
 Reduction of investment advisory
  and administrative fees                                646,293              626,999          2,001,738            1,765,015
                                                  ------------------   -----------------   ------------------   ------------------
Net expenses                                        $ 29,634,539         $ 31,583,773       $  84,559,120        $ 94,418,058
                                                  ------------------   -----------------   ------------------   ------------------
Net investment income before
 minority interests in net income of
 controlled subsidiaries                            $ 10,796,615         $ 13,112,959       $ 39,236,336         $ 45,034,900
Minority interests in net income
 of controlled subsidiaries                             (795,217)            (360,764)          (920,014)          (1,911,727)
                                                  ------------------   -----------------   ------------------   ------------------
Net investment income                               $ 10,001,398         $ 12,752,195       $ 38,316,322         $ 43,123,173
                                                  ------------------   -----------------   ------------------   ------------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                     Three Months         Three Months         Nine Months          Nine Months
                                                        Ended                Ended                Ended                Ended
                                                  September 30, 2004   September 30, 2003   September 30, 2004   September 30, 2003
                                                  ------------------   ------------------   ------------------   ------------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions and foreign currency
  transactions allocated from Belvedere Company
  (identified cost basis)                           $      (1,240)       $   1,835,118        $  20,885,588        $  (3,244,424)
 Investment transactions in Partnership
  Preference Units (identified cost basis)               (826,892)           1,810,778           (1,552,393)           2,435,758
 Investment transactions in other real estate                   -                    -          (14,221,385)                   -
 Interest rate swap agreements(1)                      (8,587,190)         (11,408,892)         (18,723,312)         (35,910,572)
                                                  ------------------   ------------------   ------------------   ------------------
Net realized loss                                   $  (9,415,322)       $  (7,762,996)       $ (13,611,502)       $ (36,719,238)
                                                  ------------------   ------------------   ------------------   ------------------

Change in unrealized appreciation (depreciation) -
 Investments and foreign currency allocated
  from Belvedere Company (identified cost basis)    $ (65,711,201)       $  53,492,307        $  (4,774,878)       $ 242,362,840
 Investments in Partnership Preference
  Units (identified cost basis)                         3,906,718           (3,412,486)         (11,964,562)          32,570,355
 Investments in other real estate (net of
  minority interests in unrealized loss of
  controlled subsidiaries of  $(1,124,078),
  $(4,536,698), $(10,858,604) and $(8,778,003),
  respectively)                                         1,866,068           (6,116,615)          26,254,291          (31,008,924)
 Interest rate swap agreements                         (8,987,626)          11,264,926             (989,893)          30,512,068
                                                  ------------------   ------------------   ------------------   ------------------
Net change in unrealized appreciation
 (depreciation)                                     $ (68,926,041)       $  55,228,132        $   8,524,958        $ 274,436,339
                                                  ------------------   ------------------   ------------------   ------------------

Net realized and unrealized gain (loss)             $ (78,341,363)       $  47,465,136        $  (5,086,544)       $ 237,717,101
                                                  ------------------   ------------------   ------------------   ------------------

Net (decrease) increase in net assets
 from operations                                    $ (68,339,965)       $  60,217,331        $  33,229,778        $ 280,840,274
                                                  ==================   ==================   ==================   ==================

(1) Amounts include periodic payments made in connection with interest rate swap agreements of $4,828,723, $11,408,892, $14,964,845 and $35,910,572.
     (Note 4)

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                              Nine Months
                                                 Ended
                                           September 30, 2004     Year Ended
                                              (Unaudited)      December 31, 2003
                                           ------------------  -----------------
Increase (Decrease) in Net Assets:
 Net investment income                       $   38,316,322     $   56,327,694
 Net realized loss from investment
  transactions, foreign currency
  transactions and interest rate
  swap agreements                               (13,611,502)       (36,317,202)
 Net change in unrealized appreciation
  (depreciation) of investments, foreign
  currency and interest rate swap agreements      8,524,958        575,006,241
                                           ------------------  -----------------
Net increase in net assets from operations   $   33,229,778     $  595,016,733
                                           ------------------  -----------------

Transactions in Fund Shares -
 Net asset value of Fund Shares issued to
  Shareholders in payment of distributions
  declared                                   $    4,033,847     $    4,796,611
 Net asset value of Fund Shares redeemed       (183,300,208)      (158,225,543)
                                           ------------------  -----------------
Net decrease in net assets from Fund Share
 transactions                                $ (179,266,361)    $ (153,428,932)
                                           ------------------  -----------------

Distributions -
 Distributions to Shareholders               $  (10,138,562)    $  (11,893,682)
 Special Distributions to Shareholders                    -             (1,059)
                                           ------------------  -----------------
Total distributions                          $  (10,138,562)    $  (11,894,741)
                                           ------------------  -----------------

Net (decrease) increase in net assets        $ (156,175,145)    $  429,693,060

Net assets:
 At beginning of period                      $2,729,184,592     $2,299,491,532
                                           ------------------  -----------------
 At end of period                            $2,573,009,447     $2,729,184,592
                                           ==================  =================

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                      September 30, 2004   September 30, 2003
                                                                      ------------------   ------------------
Cash Flows From (For) Operating Activities -
Net increase in net assets from operations                             $   33,229,778      $  280,840,274
Adjustments to reconcile net increase in net assets from operations to net cash flows (for) from operating activities -
  Net investment income allocated from Belvedere Company                  (18,177,793)        (16,273,254)
  Increase in escrow deposits                                              (1,223,268)         (1,122,890)
  Decrease in receivable for investments sold                                       -          73,554,369
  Increase in interest receivable from other real estate investments         (213,704)           (173,113)
  (Increase) decrease in other assets                                      (6,545,728)          1,356,462
  (Increase) decrease in distributions and interest receivable               (440,414)          6,468,208
  Decrease in interest payable for open swap agreements                      (131,288)           (266,463)
  Increase in security deposits, accrued interest and accrued
   other expenses and liabilities                                           7,166,310           1,418,163
  Decrease in due to bank - cash overdraft                                 (6,723,986)                  -
  Decrease in accrued property taxes                                       (2,308,777)         (1,173,585)
  Purchases of Partnership Preference Units                              (155,528,262)                  -
  Proceeds from sales of Partnership Preference Units                     213,400,534          56,919,348
  Payments for investments in other real estate                          (419,323,825)                  -
  Proceeds from sale of investment in other real estate                    28,699,431                   -
  Improvements to rental property                                          (3,171,723)         (4,553,214)
  Decrease in cash due to sale of majority interest in
   controlled subsidiary                                                     (983,616)                  -
  Net increase in investment in Belvedere Company                                   -         (23,700,000)
  Interest incurred on interest rate swap agreements                      (14,964,845)        (35,910,572)
  Payment for termination of interest rate swap agreements                 (3,758,467)                  -
  Decrease (increase) in short-term investments                            46,195,348         (60,230,147)
  Minority interests in net income of controlled subsidiaries                 920,014           1,911,727
  Net realized loss from investment transactions, foreign currency
   transactions and interest rate swap agreements                          13,611,502          36,719,238
  Net change in unrealized (appreciation) depreciation of
   investments, foreign currency and interest rate swap agreements         (8,524,958)       (274,436,339)
                                                                      ------------------   ------------------
Net cash flows (for) from operating activities                         $ (298,797,737)      $  41,348,212
                                                                      ------------------   ------------------

Cash Flows From (For) Financing Activities -
 Net proceeds from (Repayment of) Credit Facility                      $  314,000,000       $ (33,700,000)
 Repayments on mortgages                                                   (3,908,672)         (3,398,179)
 Payments for Fund Shares redeemed                                         (2,243,996)         (1,967,575)
 Distributions paid to Shareholders                                        (6,105,774)         (7,097,071)
 Distributions paid to minority shareholders                                  (16,800)                  -
 Capital contributed to controlled subsidiaries                             1,813,252                   -
                                                                      ------------------   ------------------
Net cash flows from (for) financing activities                         $  303,538,010       $ (46,162,825)
                                                                      ------------------   ------------------

Net increase (decrease) in cash                                        $    4,740,273       $  (4,814,613)

Cash at beginning of period                                            $    5,842,185       $  12,216,034
                                                                      ------------------   ------------------
Cash at end of period                                                  $   10,582,458       $   7,401,421
                                                                      ==================   ==================

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                      September 30, 2004   September 30, 2003
                                                                      ------------------   ------------------
Supplemental Disclosure and Non-cash Investing and
 Financing Activities -
  Interest paid on loan - Credit Facility                               $   9,070,993        $  10,951,833
  Interest paid on mortgages                                            $  25,856,585        $  30,845,363
  Interest paid on swap agreements                                      $  15,096,133        $  36,177,035
  Market value of securities distributed in payment of
   redemptions                                                          $ 176,328,007        $ 125,559,790
  Market value of real property and other assets, net
   of current liabilities, assumed in conjunction with
   acquisition of other real estate investment                          $ 524,737,740        $           -
  Market value of minority interests assumed in conjunction with
   the acquisition of other real estate                                 $ 105,471,385        $           -
  Market value of real property and other assets, net
   of current liabilities, disposed of in conjunction with
   sale of other real estate                                            $ 155,855,342        $           -
  Mortgage disposed of in conjunction with sale of
   other real estate                                                    $ 120,901,649        $           -
  Market value of minority interests disposed of in conjunction with
   sale of other real estate                                            $   7,953,203        $           -
  Partnership Preference Units exchanged for an equity investment
   in real estate companies and an investment in note receivable        $           -        $  (6,440,043)
  Market value of an equity investment in real estate companies         $           -        $   3,087,607
  Investment in note receivable                                         $           -        $   3,352,436

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC    as of September 30, 2004
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Nine Months Ended September 30,  2004
- --------------------------------------------------------------------------------
Net asset value - Beginning of period                                  $104.870
- --------------------------------------------------------------------------------

Income (loss) from operations
- --------------------------------------------------------------------------------
Net investment income(6)                                               $  1.516
Net realized and unrealized loss                                         (0.266)
- --------------------------------------------------------------------------------
Total income from operations                                           $  1.250
- --------------------------------------------------------------------------------

Distributions
- --------------------------------------------------------------------------------
Distributions to Shareholders                                          $ (0.390)
- --------------------------------------------------------------------------------
Total distributions                                                    $ (0.390)
- --------------------------------------------------------------------------------

Net asset value - End of period                                        $105.730
- --------------------------------------------------------------------------------
Total Return(1)                                                            1.20%
- --------------------------------------------------------------------------------
                                               As a Percentage  As a Percentage
                                               of Average Net   of Average Gross
Ratios                                           Assets(5)        Assets(2)(5)
- --------------------------------------------------------------------------------
Expenses of Consolidated Real Property
 Subsidiaries
  Interest and other borrowing costs(7)          1.30%(9)           0.92%(9)
  Operating expenses(7)                          1.92%(9)           1.37%(9)
Belcrest Capital Fund LLC Expenses
  Interest and other borrowing costs(4)(8)       0.46%(9)           0.33%(9)
  Investment advisory and administrative
   fees, servicing fees and other Fund
   operating expenses(3)(4)                      1.12%(9)           0.80%(9)
                                             -----------------------------------
Total expenses                                   4.80%(9)           3.42%(9)

Net investment income                            1.91%(9)           1.36%(9)
- --------------------------------------------------------------------------------

Supplemental Data
- --------------------------------------------------------------------------------
Net assets, end of period (000's omitted)                            $2,573,009
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)         2.41%
- --------------------------------------------------------------------------------

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

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of September 30, 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the nine months ended September 30, 2004, Belcrest Realty Corporation (Belcrest Realty) made indirect investments in real property through a newly established controlled subsidiary, Allagash Property Trust (Allagash), as described below. The consolidated financial statements include the accounts of Allagash and all material intercompany accounts and transactions have been eliminated.

Subsidiary-

Allagash- On May 3, 2004, Belcrest Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Allagash. On June 30, 2004, Allagash acquired a majority interest in five industrial distribution properties located in three states (California, Florida and North Carolina). On August 4, 2004, Allagash acquired an additional sixteen industrial distribution properties located in six states (Florida, New York, New Jersey, Ohio, Pennsylvania and South Carolina). Belcrest Realty owns 100% of the Class A Units of Allagash, representing 60% of the voting interests in Allagash and a minority shareholder (the Allagash Minority Shareholder) owns 100% of the Class B units, representing 40% of the voting interests in Allagash. The Class B equity interest is recorded as a minority interest on the Consolidated Statements of Assets and Liabilities. The primary distinctions between the two classes of shares are the distribution priority and voting rights. Belcrest Realty has priority in distributions and has greater voting rights than the holder of the Class B units. From and after August 4, 2012, either Belcrest Realty or the Allagash Minority Shareholder may cause a liquidation of Allagash and, if Belcrest Realty makes that election, the Allagash Minority Shareholder has the right either to purchase the shares of Allagash owned by Belcrest Realty or to acquire the assets of Allagash in either case at a price determined through an appraisal of the assets of Allagash.

2    Investment Transactions

The following table summarizes the Fund's investment transactions for the nine months ended September 30, 2004 and September 30, 2003:

                                                 Nine Months Ended     Nine Months Ended
         Investment Transaction                  September 30, 2004    September 30, 2003
- -----------------------------------------------------------------------------------------
Increases in investment in Belvedere Company        $          -          $ 23,700,000
Decreases in investment in Belvedere Company        $176,328,007          $125,559,790
Acquisition of other real property(1)               $419,323,825          $          -
Sales of other real property(2)                     $ 28,699,431          $          -
Purchases of Partnership Preference Units(3)        $155,528,262          $          -
Sales of Partnership Preference Units(4)            $213,400,534          $ 56,919,348
- -----------------------------------------------------------------------------------------

(1) On June 30 and August 4, 2004, Belcrest Realty purchased an indirect investment in real property through a controlled subsidiary, Allagash for $39,182,672 and $380,141,153, respectively (Note 1).
(2) During the nine months ended September 30, 2004, Belcrest Realty sold its majority interest in Casco Property Trust, LLC (Casco) to another investment fund advised by Boston Management and Research (Boston Management), for which a loss of $14,221,385 was recognized.
(3) Purchases of Partnership Preference Units during the nine months ended September 30, 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management. There were no purchases for the nine months ended September 30, 2003.
(4) Sales of Partnership Preference Units for the nine months ended September 30, 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a loss of $3,081,538 was recognized. Sales of Partnership Preference Units for the nine months ended September 30, 2003 did not include Partnership Preference Units sold to other investment funds advised by Boston Management.

On May 3, 2004, Belcrest Realty entered into an agreement to establish and acquire a majority interest in a controlled subsidiary, Allagash. During the nine months ended September 30, 2004, Allagash acquired a majority interest in twenty-one separate industrial distribution properties. The seller retained a minority interest in the properties and an affiliate of the Allagash Minority Shareholder manages the properties. A portion of the Fund's investment in Allagash represents a partial interest in certain property management contracts. Other interested parties to the property management contracts include an affiliate of the Allagash Minority Shareholder. This partial interest provides for Allagash to receive cash flows from management fees and certain other fees over the life of the contracts in amounts that exceed certain preferred payments to other interested parties. The estimated value of Allagash's interest in the management contracts is approximately $3,800,000. Such value was estimated based upon discounting expected cash flows over the terms of the agreements. The value of such interests will be reviewed at least annually and may be adjusted if there has been a significant change in economic circumstances since the most recent valuation.

When Allagash acquired the real estate investment, a portion of the real estate's purchase price was allocated to the estimated fair value of in-place leases in accordance with Statement of Financial Accounting Standards 141. At September 30, 2004, the real estate investment balance includes the estimated fair value of favorable in-place leases totaling $391,274 at acquisition. The properties are leased under fixed-term operating leases on a long-term basis. At September 30, 2004, the minimum lease payments expected to be received by Allagash on leases with lease periods greater than one year are as follows:

                  Twelve Months Ending September 30,       Amount
                ------------------------------------------------------
                  2005                                   $ 23,209,828
                  2006                                     22,670,405
                  2007                                     18,054,817
                  2008                                     13,583,737
                  2009                                     10,344,611
                  Thereafter                               23,591,454
                                                        --------------
                                                         $111,454,852

In May 2004, Bel Alliance Properties, LLC (Bel Alliance), a controlled subsidiary of Belcrest Realty, agreed to sell all of its multifamily residential properties to an affiliate of the Bel Alliance Minority Shareholder (Affiliate). On October 2004, the sale transaction was completed and Bel Alliance received proceeds of $51,425,025 as consideration for all of its interest in the multifamily properties and did not retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities.

Concurrent with this sale, Belcrest Realty acquired the outstanding minority interest in Bel Alliance for a nominal amount. The Fund had an increase in net unrealized appreciation of $14,240,859 for the quarter ended September 30, 2004 as a result of the terms of the agreement. In October 2004, the Fund recognized a loss of approximately $43,000,000 on the sale.

During the nine months ended September 30, 2003, the Fund exchanged Partnership Preference Units in the amount of $6,440,043 for an equity investment in two private real estate companies affiliated with the issuer of such formerly held Partnership Preference Units and a note receivable in the amounts of $3,087,607 and $3,352,436, respectively. The secured note receivable (valued at $3,807,590 as of September 30, 2004 and $3,525,549 as of September 30, 2003) earns interest of 8% per annum and matures in February 2013 or on demand.

3    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2004 and September 30, 2003, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                 Nine Months         Nine Months
                                                                                    Ended               Ended
                                                                                September 30,       September 30,
                                                                                    2004                2003
- -------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio(1)                               $  11,744,785,646    $ 9,775,572,306
The Fund's investment in Belvedere Company(2)                                  $   2,659,373,006    $ 2,576,595,863
Income allocated to Belvedere Company from the Portfolio                       $     127,279,355    $   102,346,416
Income allocated to the Fund from Belvedere Company                            $      30,598,712    $    27,609,483
Expenses allocated to Belvedere Company from the Portfolio                     $      38,377,075    $    31,352,609
Expenses allocated to the Fund from Belvedere Company                          $      12,420,919    $    11,336,229
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to Belvedere Company from the Portfolio                $      72,613,080    $   (10,803,952)
Net realized gain (loss) from investment transactions and foreign currency
 transactions allocated to the Fund from Belvedere Company                     $      20,885,588    $    (3,244,424)
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to Belvedere Company from the Portfolio            $     (18,939,820)   $   898,392,188
Net change in unrealized appreciation (depreciation) of investments and
 foreign currency allocated to the Fund from Belvedere Company                 $      (4,774,878)   $   242,362,840
- -------------------------------------------------------------------------------------------------------------------

(1) As of September 30, 2004 and 2003, the value of Belvedere Company's interest in the Portfolio represents 65.9% and 62.1% of the Portfolio's net assets, respectively.
(2) As of September 30, 2004 and 2003, the Fund's investment in Belvedere Company represents 22.6% and 26.4% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at September 30, 2004, December 31, 2003 and September 30, 2003 and its operations for the nine months ended September 30, 2004, for the year ended December 31, 2003 and for the nine months ended September 30, 2003 follows:

                             September 30,     December 31,      September 30,
                                 2004              2003              2003
                            ----------------------------------------------------
Investments, at value       $17,792,133,580   $17,584,390,762   $15,720,495,292
Other assets                     38,445,443        25,462,745        22,166,551
- --------------------------------------------------------------------------------
Total assets                $17,830,579,023   $17,609,853,507   $15,742,661,843
Loan Payable-Line of Credit      15,200,000                 -                 -
Other liabilities                   218,380           264,502           241,245
- --------------------------------------------------------------------------------
Total liabilities           $    15,418,380   $       264,502   $       241,245
- --------------------------------------------------------------------------------
Net assets                  $17,815,160,643   $17,609,589,005   $15,742,420,598
================================================================================
Dividends and interest      $   197,869,361   $   232,925,912   $   166,725,898
- --------------------------------------------------------------------------------
Investment adviser fee      $    57,812,972   $    67,584,543   $    49,370,631
Other expenses                    1,911,200         2,295,653         1,730,334
- --------------------------------------------------------------------------------
Total expenses              $    59,724,172   $    69,880,196   $    51,100,965
- --------------------------------------------------------------------------------
Net investment income       $   138,145,189   $   163,045,716   $   115,624,933
Net realized gain (loss) from
 investment transactions and
 foreign currency transactions  118,172,446        70,909,770       (17,942,587)
Net change in unrealized
 appreciation (depreciation)
 of investments and foreign
 currency                       (29,473,230)    3,174,709,110     1,449,036,078
- --------------------------------------------------------------------------------
Net increase in net assets
 from operations            $   226,844,405   $ 3,408,664,596   $ 1,546,718,424
- --------------------------------------------------------------------------------

4    Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at September 30, 2004 and December 31, 2003 are listed below.

            Notional                            Initial
            Amount                              Optional      Final         Unrealized           Unrealized
Effective   (000's     Fixed    Floating        Termination   Termination   Appreciation at      Appreciation at
  Date      omitted)   Rate     Rate            Date          Date          September 30, 2004   December 31, 2003
- ------------------------------------------------------------------------------------------------------------------
  02/04     $ 78,620   5.00%    LIBOR + 0.30%     08/04         06/10          $  42,183            $        -
  10/03       78,620   5.05%    LIBOR + 0.30%     02/04         06/10                  -*              197,524
  10/03      128,116   4.865%   LIBOR + 0.30%     07/04         06/10            299,142               451,953
  10/03      170,000   4.795%   LIBOR + 0.30%     09/04         06/10            622,301               695,087
  10/03       63,526   4.69%    LIBOR + 0.30%     02/05         06/10            355,811               305,966
  10/03       55,375   4.665%   LIBOR + 0.30%     03/05         06/10            320,038               272,239
  10/03       80,965   4.145%   LIBOR + 0.30%     03/10         06/10            156,382               527,521
  10/03       47,253   4.045%   LIBOR + 0.30%       -           06/10            285,359               544,812
  06/10        3,870   6.29%    LIBOR + 0.30%       -           07/15            (64,981)               11,026
- ------------------------------------------------------------------------------------------------------------------
                                                                              $2,016,235            $3,006,128
- ------------------------------------------------------------------------------------------------------------------

*    Agreement was terminated on the Initial Optional Termination Date.

On May 3, 2004, Belcrest Capital entered into a forward interest rate swap agreement with Merrill Lynch Capital Services, Inc. for a notional amount of $248,000,000 in anticipation of its future investment in a controlled subsidiary, Allagash, for the purpose of hedging Belcrest Realty's proportionate share of the interest rate of substantially all of the expected fixed-rate mortgage financing of the real property over the expected 8-year term. Such agreement was terminated in July 2004 and the Fund realized a loss of $3,758,467 upon termination.

5 Debt

In August 2004, Belcrest Capital made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) in the amount of $138,000,000. At that time, Belcrest Capital also increased the amount available with Merrill Lynch under a temporary arrangement (the Temporary Arrangement) by $138,000,000 and borrowed that amount. Belcrest Capital used the proceeds from these borrowings to finance the Fund's investment in Allagash (Note 2). The borrowing under the Temporary Arrangement accrues interest at a rate of one-month LIBOR plus 0.90%. The Temporary Arrangement was to expire on October 29, 2004. On October 28, 2004, Merrill Lynch agreed to extend the Temporary Arrangement until November 12, 2004. Any unused amount of the increase pertaining to the Temporary Arrangement is subject to a commitment fee of 0.10% per annum. The assets of Belcrest Capital, excluding the assets of Bel Alliance, Bel Santa Ana LLC (Bel Santa Ana), and Allagash, secure all borrowings under the credit arrangements with Merrill Lynch.

Allagash expects to obtain first mortgage financing for its investment in real properties in the fourth quarter of 2004. The proceeds from such mortgage financing will be used to repay Belcrest Capital, and accordingly, Belcrest Capital will repay its borrowings under the Temporary Arrangement and a portion of other borrowings under the Credit Facility.

In February 2004, in conjunction with the sale of Belcrest Realty's majority interest in Casco (Note 2), the mortgage payable by Casco was assumed by the buyer. At the time of the transaction, the loan balance was $120,901,649.

Rental property held by Belcrest Realty's controlled subsidiaries is financed in part through mortgages issued to the controlled subsidiaries. The mortgages are secured by a rental property or properties. The mortgages are generally without recourse to Belcrest Realty and Belcrest Capital, except, in the case of Casco (for the period from January 1, 2004 to February 24, 2004), for certain liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants, and liabilities arising from environmental conditions involving or affecting the rental property subject to the mortgages. Belcrest Capital and Belcrest Realty have received indemnification from the Casco Minority Shareholder for certain of such potential liabilities. The mortgage debt obligation of Bel Santa Ana is generally without recourse to Belcrest Realty, Belcrest Capital and Shareholders. Belcrest Capital and Belcrest Realty may, however, be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, or breach of material covenants.

The mortgage agreements relating to the rental properties held by Bel Alliance require certain covenants be met, including a covenant that trade payables and accrued expenses incurred in the ordinary course of business in the aggregate will not exceed 1% of the outstanding principal balance of the loan. At September 30, 2004, this covenant was not met for certain mortgage agreements, of which the aggregate principal balance at September 30, 2004 totaled $166,678,672, or 42% of the total mortgages outstanding. The mortgage agreements provide for a cure period of 30 days after written notification from the lenders, with a further extension of up to 60 additional days. As of September 30, 2004 and through the sale in October 2004, the lenders had not provided such notice.

During the nine months ended September 30, 2004, Bel Alliance chose not to commit additional equity to rental properties operating at deficits for payment of principal and interest due on certain mortgages related to rental properties operating at deficits. The rental properties are the only source of security for these mortgages. As a result, Bel Alliance has reduced the carrying value of certain mortgage notes by $16,691,141 as of September 30, 2004 and $22,432,314 as of December 31, 2003 to the estimated fair value of the underlying real estate. Upon the sale of Belcrest Realty's interest in the Bel Alliance properties in October 2004, Belcrest Realty did not retain any contingent liabilities associated with the mortgage debt secured by the properties.

6    Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate assets through its subsidiary Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through controlled subsidiaries, Bel Santa Ana, Bel Alliance, Casco (Note 2) and Allagash (Note 1).

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

                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $  6,044,473       $ 34,313,218        $ 40,357,691
Interest expense on mortgages                                         -         (8,278,467)         (8,278,467)
Interest expense on Credit Facility                                   -         (4,004,437)         (4,004,437)
Operating expenses                                             (357,834)       (15,811,213)        (16,169,047)
Minority interest in net income of
 controlled subsidiaries                                              -           (795,217)           (795,217)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  5,686,639       $  5,423,884        $ 11,110,523
Net realized loss                                                (1,240)        (9,414,082)         (9,415,322)
Change in unrealized appreciation (depreciation)            (65,711,201)        (3,214,840)        (68,926,041)
- ----------------------------------------------------------------------------------------------------------------
Net decrease in net assets from
 operations of reportable segments                         $(60,025,802)      $ (7,205,038)       $(67,230,840)
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Three Months Ended                                    Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $  5,417,889       $ 39,245,095        $ 44,662,984
Interest expense on mortgages                                         -        (10,442,120)        (10,442,120)
Interest expense on Credit Facility                                   -         (3,005,346)         (3,005,346)
Operating expenses                                             (394,197)       (16,725,721)        (17,119,918)
Minority interest in net income of
 controlled subsidiaries                                              -           (360,764)           (360,764)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $  5,023,692       $  8,711,144        $ 13,734,836
Net realized gain (loss)                                      1,835,118         (9,598,114)         (7,762,996)
Change in unrealized appreciation (depreciation)             53,492,307          1,735,825          55,228,132
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from
 operations of reportable segments                         $ 60,351,117       $    848,855        $ 61,199,972
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2004                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $ 18,177,793       $105,309,119        $123,486,912
Interest expense on mortgages                                         -        (26,221,242)        (26,221,242)
Interest expense on Credit Facility                                   -         (8,858,988)         (8,858,988)
Operating expenses                                           (1,495,012)       (44,464,215)        (45,959,227)
Minority interest in net income of
 controlled subsidiaries                                              -          (920,014)            (920,014)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $ 16,682,781       $ 24,844,660         $ 41,527,441
Net realized gain (loss)                                     20,885,588        (34,497,090)         (13,611,502)
Change in unrealized appreciation (depreciation)             (4,774,878)        13,299,836            8,524,958
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from
 operations of reportable segments                         $ 32,793,491       $  3,647,406         $ 36,440,897
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
For the Nine Months Ended                                     Growth              Real
September 30, 2003                                           Portfolio*           Estate              Total
- ----------------------------------------------------------------------------------------------------------------
Revenue                                                    $ 16,273,254       $123,040,482         $139,313,736
Interest expense on mortgages                                         -        (31,250,849)         (31,250,849)
Interest expense on Credit Facility                                   -         (9,845,817)          (9,845,817)
Operating expenses                                           (1,088,109)       (49,274,603)         (50,362,712)
Minority interest in net income of
 controlled subsidiaries                                              -         (1,911,727)          (1,911,727)
- ----------------------------------------------------------------------------------------------------------------
Net investment income                                      $ 15,185,145       $ 30,757,486         $ 45,942,631
Net realized loss                                            (3,244,424)       (33,474,814)         (36,719,238)
Change in unrealized appreciation (depreciation)            242,362,840         32,073,499          274,436,339
- ----------------------------------------------------------------------------------------------------------------
Net increase in net assets from
 operations of reportable segments                         $254,303,561       $ 29,356,171         $283,659,732
- ----------------------------------------------------------------------------------------------------------------


                                                            Tax-Managed
                                                              Growth              Real
At September 30, 2004                                        Portfolio*           Estate              Total
- -----------------------------------------------------------------------------------------------------------------
Segment assets                                             $2,659,373,006     $1,404,856,567       $4,064,229,573
Segment liabilities                                             4,728,205      1,476,618,516        1,481,346,721
- -----------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments            $2,654,644,801     $  (71,761,949)      $2,582,882,852
- -----------------------------------------------------------------------------------------------------------------

At December 31, 2003
- -----------------------------------------------------------------------------------------------------------------
Segment assets                                             $2,801,412,510     $1,099,020,956       $3,900,433,466
Segment liabilities                                                 1,059      1,197,408,196        1,197,409,255
- -----------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments            $2,801,411,451     $  (98,387,240)      $2,703,024,211
- -----------------------------------------------------------------------------------------------------------------

* Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:


                                               Three Months         Three Months         Nine Months          Nine Months
                                                  Ended                Ended                Ended                Ended
                                               September 30,        September 30,        September 30,        September 30,
                                                  2004                 2003                 2004                 2003
                                            ----------------------------------------------------------------------------------

Revenue:
 Revenue from reportable segments              $ 40,357,691         $ 44,662,984         $123,486,912         $139,313,736
 Unallocated amounts:
 Interest earned on cash not invested
  in the Portfolio or in subsidiaries                73,463               33,748              308,544              139,222
                                            ----------------------------------------------------------------------------------
Total revenue                                  $ 40,431,154         $ 44,696,732         $123,795,456         $139,452,958
                                            ----------------------------------------------------------------------------------
Net increase (decrease) in net assets from
 operations:
 Net (decrease) increase in net assets
  from operations of reportable segments       $(67,230,840)        $ 61,199,972         $ 36,440,897         $283,659,732
Unallocated investment income:
 Interest earned on cash not
  invested in the Portfolio or in
  subsidiaries                                       73,463               33,748              308,544              139,222
Unallocated expenses(1):
 Distribution and servicing fees                  (938,553)             (882,495)          (2,911,268)          (2,513,164)
 Interest expense on Credit Facility              (166,852)              (61,334)            (369,125)            (200,935)
 Audit, tax and legal fees                         (58,511)              (53,889)            (173,136)            (166,090)
 Other operating expenses                          (18,672)              (18,671)             (66,134)             (78,491)
                                            ----------------------------------------------------------------------------------
Total net (decrease) increase in net
 assets from operations                       $(68,339,965)         $ 60,217,331         $ 33,229,778         $280,840,274
                                            ----------------------------------------------------------------------------------

                                         September 30, 2004    December 31, 2003
                                         ------------------    -----------------
Net assets:
 Net assets of reportable segments         $2,582,882,852       $2,703,024,211
Unallocated amounts:
 Cash(2)                                        3,471,388               20,001
 Short-term investments(2)                      1,864,000           48,059,348
 Loan payable-Credit Facility(3)              (14,989,056)         (14,989,056)
 Other liabilities                               (219,737)          (6,929,912)
                                         ------------------    -----------------
Total net assets                           $2,573,009,447       $2,729,184,592
                                         ------------------    -----------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belcrest Capital, and do not pertain to either operating segment.
(2) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.
(3) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
- --------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003
- --------------------------------------------------------------------------------

(a) RESULTS OF OPERATIONS.
- --------------------------

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

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the S&P 500) as the Fund's primary performance benchmark. The S&P 500 is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance's primary focus in pursuing total return
- --------------------------------
(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for certain fund expenses. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P
     500. It is not possible to invest directly in an Index.

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

The Fund's total return was -2.48% for the quarter ended September 30, 2004. This return reflects a decrease in the Fund's net asset value per share from $108.42 to $105.73 during the period. The total return of the S&P 500 was -1.87% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.44% during the period. Last year, the Fund had a total return performance of 2.44% for the quarter ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $90.66 to $92.87 during the period. The S&P 500 had a total return of 2.65% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.09% during that period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended September 30, 2004, the Portfolio's total return was -2.04%, slightly lower than the S&P 500 Index, which posted a -1.87% return during the quarter. The third quarter of 2004 was disappointing for equity returns, as pre-election jitters and moderating earnings growth expectations in the face of rising oil prices and higher short-term interest rates weighed on the markets.

During the third quarter of 2004, value stocks generally outperformed growth stocks. The Portfolio's modest underperformance during this period was attributable in part to a relative underweight of the market's strongest performing industries, specifically electric utilities, diversified telecom and metals. Investor anxiety over higher short-term interest rates and the unrelenting surge in oil prices pressured economically sensitive sectors, particularly consumer discretionary and information technology stocks. The Portfolio benefited from a decreased exposure to media, specialty retail and semiconductor industries during the quarter ended September 30, 2004. The Portfolio's ongoing emphasis of the energy sector was also beneficial, as energy stocks advanced on record high oil prices. Within the financials sector, recognizing increased interest rate risk, the Portfolio redeployed assets in less interest-sensitive industries. The Portfolio's de-emphasis of pharmaceuticals was also helpful, given political and company specific headwinds faced by health care stocks in the third quarter of 2004.

For the quarter ended September 30, 2003, the Portfolio's total return was 2.35% compared to the 2.65% total return achieved by the S&P 500. Favorable fiscal and monetary policies, resilient consumer spending and positive earnings momentum contributed to the market's strength during the third quarter of 2003. The
Portfolio's stock selection and underweighting of the telecommunication and health care sectors were beneficial during the quarter ended September 30, 2003, but not sufficient to offset the impact of the Portfolio's underweighting during that quarter of the information technnology sector (the best performing sector during the quarter).

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belcrest Realty. As of September 30, 2004, real estate investments included two real estate joint ventures (Real Estate Joint Ventures), an office property subject to a long-term triple net lease (Net Leased Property) and a portfolio of Partnership Preference Units issued by partnerships affiliated with publicly traded and private real estate investment trusts (REITs). The Real Estate Joint Ventures operate multifamily or industrial distribution properties. As of September 30, 2004, the estimated fair value of the Fund's real estate investments represented 33.6% of the Fund's total assets on a consolidated basis. After adjusting for minority interests in the Real Estate Joint Ventures, the Fund's real estate investments represented 49.2% of the Fund's net assets as of September 30, 2004.

On August 4, 2004, Allagash Property Trust (Allagash), a Real Estate Joint Venture, through its interest in ProLogis Six Rivers Limited Partnership (Six Rivers), participated in the merger of Six Rivers with Keystone Property Trust (Keystone), a publicly-held REIT. As part of the Keystone transaction, Allagash increased its ownership interest in the properties acquired during the quarter ended June 30, 2004 to 100% and acquired a partnership interest in Six Rivers. Through its interest in Six Rivers, Allagash acquired 100% of the economic interest in certain industrial distribution properties for approximately $475.1 million. Belcrest Realty owns a majority interest in Allagash, ProLogis owns a minority interest in Allagash and ProLogis or an affiliate thereof manages the properties. Allagash expects to obtain first mortgage financing in the fourth quarter of 2004, which will be secured by the properties it owns and is without recourse to Belcrest Realty, the Fund or its Shareholders. Pursuant to an agreement between Belcrest Realty and ProLogis, Belcrest Realty may (but is not obligated to) make loans to Allagash to fund certain items such as debt service, insurance or property taxes.

In May 2004, Bel Alliance Properties LLC (Bel Alliance), a Real Estate Joint Venture, agreed to sell all of its multifamily properties to an affiliate of the minority interest holder in Bel Alliance. On October 29, 2004, the sale transaction was completed and Bel Alliance received net proceeds of approximately $51.3 million as consideration for all of its interest in its multifamily properties and did not retain any contingent liabilities associated with the mortgage debt secured by the properties or other liabilities. Belcrest Realty recognized a loss of approximately $43.0 million on the sale. Concurrent with this sale, Belcrest Realty acquired the outstanding minority interest in Bel Alliance for a nominal amount.

During the quarter ended September 30, 2004, rental income from real estate operations was approximately $26.0 million compared to approximately $27.3 million for the quarter ended September 30, 2003, a decrease of $1.3 million or 5%. This reflects a decrease in income from multifamily properties offset in part by income from the industrial distribution properties acquired on June 30 and August 4, 2004. Multifamily income decreased primarily due to fewer multifamily properties held during the quarter because of the sale of Casco Property Trust, LLC (Casco) in February 2004 and also due in part to modestly lower rental revenues from other multifamily properties as the result of reduced apartment rental rates, increased rent concessions and lower occupancy levels during the quarter. For the quarter ended September 30, 2003, rental income decreased due principally to the sale of a Real Estate Joint Venture in 2002 and was also affected by increased rent concessions or reduced apartment rental rates and lower occupancy levels at Belcrest Realty's remaining multifamily properties during the quarter.

During the quarter ended September 30, 2004, property operating expenses were approximately $13.1 million compared to approximately $14.5 million for the quarter ended September 30, 2003, a decrease of 10% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $2.7 million for the quarter ended September 30, 2004 and $2.2 million for the quarter ended September 30, 2003). The net decrease in property operating expenses was principally due to fewer multifamily properties held during the quarter because of the sale of Casco in February 2004 offset in part by the expenses of the industrial distribution properties acquired on June 30 and August 4, 2004 and a modest increase in multifamily property operating expenses. During the quarter ended September 30, 2003, property operating expenses decreased principally due to fewer Real Estate Joint Ventures held compared to the same quarter in 2002, partially offset by modest increases in property and maintenance expenses as well as taxes and insurance expenses during the quarter.

The near term outlook for multifamily property operations continues to be weak. While the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. Boston Management expects that multifamily real estate operating results for the remainder of 2004 will continue to be similar to 2003. In 2004, many industrial markets in the United States began to experience increased demand for space after several years of occupancy and rental rate declines. For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is released at current market rates. Boston Management expects that improvements in multifamily and industrial distribution property operating performance will occur over the longer term.

At September 30, 2004, the estimated fair value of the real properties indirectly held through Belcrest Realty (including the interest in property management contracts described in Note 2 to the Fund's unaudited condensed consolidated financial statements in Item 1 above) was approximately $975.6 million compared to approximately $616.5 million at September 30, 2003, a net increase of $359.1 million or 58%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 was principally due to the properties acquired by Allagash, offset in part by the February 2004 sale of Casco. The decrease in estimated property values at September 30, 2003 as compared to September 30, 2002 was due to fewer properties held as compared to the same period in 2002 and modest decreases in property values resulting from declines in near term earnings expectations and the economic downturn. Decreases in capitalization rates partially offset declining income level expectations during that quarter. The capitalization rate, a term commonly used in the real estate industry, is the rate of return percentage applied to actual or projected income levels to estimate the value of a real estate investment.

During the quarter ended September 30, 2004, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes the Real Estate Joint Ventures and the Net Leased Property) of approximately $1.9 million compared to unrealized depreciation of approximately $6.1 million during the quarter ended September 30, 2003. Net unrealized appreciation during the quarter ended September 30, 2004 included approximately $4.0 million of unrealized appreciation resulting from an increase in the estimated fair value of the Net Leased Property offset by approximately $2.0 million of unrealized depreciation due to certain legal and transaction costs associated with Allagash's acquisitions. Unrealized depreciation during the quarter ended September 30, 2003 was due to modest decreases in estimated property values during the quarter.

During the quarter ended September 30, 2004, Belcrest Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $123.1 million (including sales to other investment funds advised by Boston Management), recognizing losses of approximately $0.8 million on the transactions. During the quarter ended September 30, 2004, Belcrest Realty also acquired interests in additional Partnership Preference Units (including acquisitions from other investment funds advised by Boston Management) totaling approximately $16.5 million. At September 30, 2004, the estimated fair value of Belcrest Realty's Partnership Preference Units totaled approximately $386.8 million compared to approximately $519.5 million at September 30, 2003, a net decrease of $132.7 million or 26%. While the net decrease in value was principally due to fewer Partnership Preference Units held at September 30, 2004, the net decrease also reflects lower per unit values of Partnership Preference Units held at September 30, 2004 principally due to their lower average coupons. In the current low interest rate environment, many issuers have been redeeming Partnership Preference Units as call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belcrest Realty during the quarter ended September 30, 2003 were no longer held at September 30, 2004. Boston Management expects this trend to continue through 2004. At September 30, 2003, the estimated fair value of Partnership Preference Units had decreased principally due to fewer units held as compared to September 30, 2002. The per unit value of the remaining Partnership Preference Units also declined slightly during the quarter.

During the quarter ended September 30, 2004, the Fund saw unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $3.9 million compared to unrealized depreciation of approximately $3.4 million during the quarter ended September 30, 2003. The net unrealized appreciation of approximately $3.9 million during the third quarter of 2004 consisted of approximately $1.9 million of unrealized appreciation resulting from modest increases in per unit values of the Partnership Preference Units held by Belcrest Realty at September 30, 2004, and approximately $2.0 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation to realized losses due to sales of Partnership Preference Units during the quarter ended September 30, 2004.

Distributions received from Partnership Preference Units for the quarter ended September 30, 2004 totaled approximately $8.3 million compared to approximately $11.8 million for the quarter ended September 30, 2003, a decrease of $3.5 million or 30%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter ended September 30, 2004. During the quarter ended September 30, 2003, distributions from Partnership Preference Units decreased due to fewer Partnership Preference Units held during the same quarter in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $17.6 million, compared to net realized and unrealized losses of approximately $0.1 million for the quarter ended September 30, 2003. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2004 consisted of $9.0 million of unrealized depreciation due to changes in swap agreement valuations, $4.8 million of periodic payments made pursuant to outstanding swap agreements and $3.8 million of realized losses on termination of swap agreements. For the quarter ended September 30, 2003, unrealized appreciation of $11.3 million on swap agreement valuation changes was offset by $11.4 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance for the quarter ended September 30, 2003 from changes in swap valuations was due to a number of swap agreements approaching their initial optional termination dates and an increase in swap rates during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003
- --------------------------------------------------------------------------------

PERFORMANCE OF THE FUND. The Fund's total return was 1.20% for the nine months ended September 30, 2004. This return reflects an increase in the Fund's net asset value per share from $104.87 to $105.73 and a distribution of $0.39 per share during the period. The S&P 500 had a total return of 1.51% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.13% during the period. Last year, the Fund had a total return performance of 12.54% for the nine months ended September 30, 2003. This return reflected an increase in the Fund's net asset value per share from $82.94 to $92.87 and a distribution of $0.43 per share. The S&P 500 had a total return of 14.71% over the same period. The performance of the Fund exceeded that of the Portfolio by 1.80% during that period.

PERFORMANCE OF THE PORTFOLIO. For the nine months ended September 30, 2004, the Portfolio's total return was 1.33%, slightly lower than the S&P 500, which returned 1.51% for the period. U.S. equity markets remained range-bound during the period, restrained by investor anxiety over higher short-term interest rates, rising energy prices and moderating consumer spending. Geopolitical and economic concerns were offset by low inflation levels, continued earnings strength and attractive valuations. Investors returned to quality, dividend-paying stocks, avoiding last year's high volatility, low quality investments. During the first nine months of 2004, mid-cap stocks outperformed large-caps and small-caps, and value stocks trounced growth investments.

The Portfolio's modest underperformance during this period was attributable in part to adverse stock selection within the market's lagging sectors. Investments within media, retail and health care service industries detracted from returns. The Portfolio maintained an overweight of industrials stocks and benefited from advances in airfreight, defense and machinery holdings. While the information technology and consumer staples sectors lagged the market during the first nine months of 2004, the Portfolio's allocation and investment selections within computer peripherals and food products were beneficial. The Portfolio's ongoing emphasis of the commodity-related investments in the energy and materials sectors was also positive, as stocks advanced on higher commodity prices. During the nine months ended September 30, 2004, the Portfolio continued to underweight the utilities and telecom sectors.

For the nine months ended September 30, 2003, the Portfolio's total return was 10.74% compared to the 14.71% total return achieved by the S&P 500. In March of 2003, equity markets began a sharp rally coincident with U.S. military success in Iraq and the development of stronger economic conditions domestically. The Portfolio's relative underperformance during the period was attributable primarily to its lower exposure to higher volatility, lower quality stocks that were the strongest performers in the market rally.

PERFORMANCE OF REAL ESTATE INVESTMENTS. During the nine months ended September 30, 2004, Belcrest Realty purchased and sold certain real estate investments. In February 2004, Belcrest Realty sold its majority interest in Casco for approximately $28.7 million to another fund advised by Boston Management. Belcrest Realty recognized a loss of $14.2 million on the sale. The loss represented the realization of previously recorded unrealized depreciation of the value of Belcrest Realty's investment in Casco. In May 2004, Bel Alliance agreed to sell all of its real estate assets to an affiliate of the minority interest holder in Bel Alliance. Reflecting the anticipated sale, an increase of approximately $14.7 million of unrealized appreciation is reported on the Fund's unaudited consolidated financial statements for the nine months ended September 30, 2004 included in Item 1 above. The Bel Alliance sale was consummated in October 2004.

On June 30, 2004, Allagash acquired a majority interest in certain industrial distribution properties from ProLogis for approximately $39.2 million. ProLogis retained a minority interest in the properties. In May 2004, Belcrest Realty entered into agreements with ProLogis to form Six Rivers (in association with subsidiaries of other investment funds advised by Boston Management) and to merge Six Rivers with Keystone. The transactions contemplated by these agreements were consummated on August 4, 2004. As a result of the transactions, Allagash acquired a partnership interest in Six Rivers. In addition, Prologis acquired a minority interest in Allagash. Through its interest in Six Rivers, Allagash owns 100% of the economic interest in certain industrial distribution properties acquired through the merger of Six Rivers and Keystone for approximately $475.1 million. Allagash expects to obtain first mortgage financing that is secured by its properties during the fourth quarter of 2004. At the time of acquisition, the Fund provided interim financing for Allagash.

During the nine months ended September 30, 2004, rental income from real estate operations was approximately $71.9 million compared to approximately $83.4 million for the nine months ended September 30, 2003, a decrease of $11.5 million or 14%. This reflects a decrease in income from multifamily properties offset in part by income from the industrial distribution properties acquired on June 30 and August 4, 2004. Multifamily income decreased primarily due to fewer multifamily properties held during the quarter because of the sale of Casco in February 2004 and also due in part to modestly lower rental revenues from other multifamily properties as the result of reduced apartment rental rates, increased rent concessions and lower occupancy levels during the period. During the nine months ended September 30, 2003, rental income decreased principally due to the sale of Real Estate Joint Venture interests in 2002. Weak multifamily market fundamentals in most regions combined with lower occupancy levels and increased rent concessions also impacted results during the period.

During the nine months ended September 30, 2004, property operating expenses were approximately $38.6 million compared to approximately $43.3 million for the nine months ended September 30, 2003, a net decrease of 11% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $5.9 million for the nine months ended September 30, 2004 and $6.0 million for the nine months ended September 30, 2003). The decrease in property operating expenses during the nine months ended September 30, 2004 was principally due to fewer multifamily properties held during the quarter because of the sale of Casco in February 2004 offset by the expenses of the industrial distribution properties acquired on June 30 and August 4, 2004 and a modest increase in multifamily property operating expenses. During the nine months ended September 30, 2003, property operating expenses decreased principally due to the sale of Real Estate Joint Venture interests in 2002. This decrease was offset by modest increases in operating expenses of the remaining Real Estate Joint Venture.

The near term outlook for multifamily property operations continues to be weak. As discussed above, while the recent pick-up in economic and employment growth is expected to lead to improved supply-demand balance in the apartment industry, oversupply conditions continue to exist in most major markets. Additionally, while conditions in many industrial markets began to improve in 2004, reduced rental rates are likely to continue over the near term.

The estimated fair value of the real properties indirectly held through Belcrest Realty was approximately $975.6 million at September 30, 2004 compared to approximately $616.5 million at September 30, 2003, a net increase of $359.1 million or 58%. The net increase in estimated real property values at September 30, 2004 as compared to September 30, 2003 was principally due to the properties acquired by Allagash and the agreement to sell certain properties, offset in part by the February 2004 sale of Casco. The decrease in estimated property values at September 30, 2003 as compared to September 30, 2002 resulted from the fewer number of Real Estate Joint Ventures held by Belcrest Realty and, in part, declines in near term earnings expectations, which were partially offset by decreases in capitalization rates during the period.

During the nine months ended September 30, 2004, the Fund saw net unrealized appreciation in the estimated fair value in its other real estate investments (which includes the Real Estate Joint Ventures, the Net Leased Property and formerly included Casco) of approximately $26.3 million compared to unrealized depreciation of approximately $31.0 million during the nine months ended September 30, 2003. Net unrealized appreciation of $26.3 million during the nine months ended September 30, 2004 included unrealized appreciation of approximately $9.2 million in the value of Belcrest Realty's interest in Bel Alliance as a result of the agreement to sell its real estate assets, approximately $15.0 million due to the recharacterization of previously recorded unrealized depreciation to realized losses due to the February 2004 sale of Casco and approximately $4.0 million due to a modest increase in the estimated property value of the Net Leased Property offset in part by approximately $2.0 million of unrealized depreciation due to certain legal and transaction costs associated with Allagash's acquisitions. Unrealized depreciation during the nine months ended September 30, 2003 resulted from decreases in estimated property values during the quarter.

During the nine months ended September 30, 2004, Belcrest Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $213.4 million (including sales to other investment funds advised by Boston Management), recognizing losses of approximately $1.6 million on the transactions. During the nine months ended September 30, 2004, Belcrest Realty also acquired interests in additional Partnership Preference Units from other investment funds advised by Boston Management totaling approximately $155.5 million. At September 30, 2004, the estimated fair value of Belcrest Realty's Partnership Preference Units totaled approximately $386.8 million compared to approximately $519.5 million at September 30, 2003, a decrease of $132.7 million or 26%. The decrease was principally due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, Partnership Preference Unit values were negatively affected by the rising trend in U.S. interest rates, partly offset by tighter spreads for credit-sensitive income securities, including real estate-related securities. In a rising interest rate environment, values of outstanding Partnership Preference Units generally can be expected to decline. At September 30, 2003, the decrease in the estimated fair value of Partnership Preference Units was principally due to fewer Partnership Preference Units held at September 30, 2003, as compared to September 30, 2002, offset in part by increases in the per unit value of the remaining Partnership Preference Units held by Belcrest Realty. This appreciation in per unit value resulted from declines in interest rates and tighter spreads on the real estate securities during the nine months ended September 30, 2003.

The Fund saw net unrealized depreciation of the estimated fair value in its Partnership Preference Units of approximately $12.0 million during the nine months ended September 30, 2004 compared to net unrealized appreciation of approximately $32.6 million for the nine months ended September 30, 2003. The net unrealized depreciation of $12.0 million in the first nine months of 2004 consisted of approximately $12.3 million of unrealized depreciation resulting from decreases in per unit values of the Partnership Preference Units held by Belcrest Realty during the period and approximately $0.3 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation to realized losses due to sales of Partnership Preference Units during the nine months ended September 30, 2004. Net unrealized appreciation during the nine months ended September 30, 2003 resulted from increases in per unit values of Partnership Preference Units during the period.

Distributions from Partnership Preference Units for the nine months ended September 30, 2004 totaled approximately $33.2 million compared to approximately $39.4 million for the nine months ended September 30, 2003, a decrease of $6.2 million or 16%. The decrease was principally due to fewer Partnership Preference Units held on average and to lower average distribution rates for the Partnership Preference Units held during the nine months ended September 30, 2004, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units. During the nine months ended September 30, 2003, distributions from Partnership Preference Units decreased modestly compared to the same period in 2002.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the nine months ended September 30, 2004, net realized and unrealized losses on the Fund's interest rate swap agreements totaled approximately $19.7 million, compared to net realized and unrealized losses of approximately $5.4 million for the nine months ended September 30, 2003. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2004 consisted of $1.0 million of unrealized depreciation due to changes in swap agreement valuations, $14.9 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements), and realized losses on termination of swap agreements of $3.8 million. For the nine months ended September 30, 2003, unrealized appreciation of $30.5 million on swap agreement valuation changes was offset by $35.9 million of swap agreement periodic payments. The negative impact on Fund performance for the nine months ended September 30, 2004 from changes in swap agreement valuations was attributable to a decline in swap rates during the period. The positive contribution to Fund performance for the nine months ended September 30, 2003 from changes in swap valuations was due to the exercise of early termination options on a number of swap agreements and remaining swaps approaching their initial optional termination dates. Swap rates did not change significantly during the nine months ended September 30, 2003.

(b) LIQUIDITY AND CAPITAL RESOURCES.
- ------------------------------------

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any short-term liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2004, the Fund had outstanding borrowings of $966.0 million and no unused loan commitments under the Credit Facility.

In August 2004, the Fund made borrowings under its credit arrangement with Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) in the amount of $138.0 million. At that time, the Fund also temporarily increased the amount available under its credit arrangement with Merrill Lynch by $138.0 million and borrowed that amount. The Fund used the total proceeds from these borrowings to finance the acquisitions by Allagash of interests in certain industrial distribution properties. The additional $138 million of borrowings was at a rate of one-month LIBOR plus 0.90%. Allagash expects to obtain first mortgage financing for its properties in the fourth quarter of 2004, the proceeds from which will be used to repay borrowings obtained by the Fund to facilitate the Allagash transaction.

The Fund has entered into interest rate swap agreements with respect to its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates, in exchange for floating-rate payments at a predetermined spread plus one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $2.0 million. As of September 30, 2003, the unrealized depreciation related to the interest rate swap agreements was approximately $31.2 million.

(c) CRITICAL ACCOUNTING ESTIMATES.
- ---------------------------------

The Fund's critical accounting estimates are described in Item 7(e) of its Annual Report on Form 10-K for the year ended December 31, 2003. The Fund's critical accounting estimates as they relate to Real Estate Joint Ventures have been updated to reflect the valuation of Belcrest Realty's interest in Allagash. The following discussion replaces the discussion of such estimates included in the Fund's Annual Report. The discussion of the Fund's critical accounting estimates included in the Annual Report is otherwise unchanged.

REAL ESTATE JOINT VENTURES. Boston Management determines the estimated fair value of the Fund's interest in each Real Estate Joint Venture based primarily on annual appraisals of the properties owned by such Real Estate Joint Venture (provided such appraisals are available) and an allocation of the equity value of the Real Estate Joint Venture between the Fund and the Operating Partner. Appraisals of Real Estate Joint Venture properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated property values have occurred since the most recent appraisal.

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

Appraisals of properties owned by each Real Estate Joint Venture are conducted by independent appraisers who are licensed in their respective states and not affiliated with Eaton Vance or the Operating Partner. Each appraisal is conducted in accordance with the Uniform Standards Board and the Code of Professional Appraisal Practice of the Appraisal Institute (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and judgments made by the appraiser. Property appraisals are inherently uncertain because they apply assumed discount rates, capitalization rates, growth rates and inflation rates to the appraiser's estimated stabilized cash flows, and due to the unique characteristics of a property, which may affect its value but may not be taken into account. If the assumptions and estimates used by the appraisers to determine the value of the properties owned by the Real Estate Joint Ventures were to change, it may materially impact the estimated fair value of the Real Estate Joint Ventures. When a property owned by a Real Estate Joint Venture has not been appraised (such as when the Real Estate Joint Venture recently acquired the property), Boston Management determines the estimated fair value of the property based on the transaction value of the property, which equals the total acquisition cost of the property exclusive of certain legal and transaction costs. Once an appraisal of that property has been conducted, Boston Management will base the estimated fair value of the property on the estimated value as determined by the appraiser. Appraisals of newly acquired properties are conducted throughout the year following the acquisition. If the appraised value of the property differs significantly from the transaction value of the property, it may materially impact the estimated fair value of the Real Estate Joint Venture.

Boston Management determines the estimated fair value of the Fund's equity interest in each Real Estate Joint Venture based on an estimate of the allocation of equity interests between the Fund and the Operating Partner. This allocation is calculated by a third party specialist, provided appraisals have been conducted of all of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers the (i) terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the duration of the joint venture; and (iii) the projected property values and cash flows from the properties based on estimates made by the appraisers. The estimated allocation of equity interests between the Fund and the Operating Partner of each Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. When the properties owned by a Real Estate Joint Venture have not been appraised (such as when the Real Estate Joint Venture recently acquired the properties), Boston Management allocates equity interests in the Real Estate Joint Venture based on the contractual ownership interests of Belcrest Realty and the Operating Partner. Once appraisals have been conducted of all of the properties owned by the Real Estate Joint Venture, the estimated fair value of the Fund's equity interest in the Real Estate Joint Venture will be determined by the third party specialist using the financial model described above. Interim valuations of Real Estate Joint Venture assets may be adjusted to reflect significant changes in economic circumstances, and the results of operations and distributions. If the estimate of the allocation of equity interests in the Real Estate Joint Ventures were to change (because, for example, the appraisers' estimate of property values or projected cash flows of the Real Estate Joint Ventures changed), it may materially impact the estimated fair value of the Real Estate Joint Ventures. As of September 30, 2004, all of the properties owned by the Real Estate Joint Ventures have been appraised, except for those owned by Allagash. The properties owned by Allagash were acquired on June 30, 2004 and August 4, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
- --------------------------------------------------------------------

INTEREST RATE RISK. The Fund's primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Fund's Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Ventures and Net Leased Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Fund's Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire Belcrest Realty's equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund's interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

                            Interest Rate Sensitivity
                        Cost, Principal (Notional) Amount
                    by Contractual Maturity and Callable Date
                   for the Twelve Months Ended September 30,*

                                                                                                                     Estimated
                                                                                                                   Fair Value as
                                                                                                                   of September
                                  2005          2006-2008       2009          Thereafter         Total               30, 2004
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
- -----------------------------
Long-term debt:
- -----------------------------
Fixed-rate mortgages                                         $162,554,755     $249,055,732    $411,610,487         $408,100,000

Average interest rate                                                7.46%            7.99%           7.78%
- -----------------------------
Variable-rate Credit Facility                                                 $966,000,000    $966,000,000         $966,000,000
Average interest rate                                                                 2.24%           2.24%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
- -----------------------------
Pay fixed/receive
variable interest rate
swap agreements                                                               $627,725,000    $627,725,000         $  2,016,235
Average pay rate                                                                      4.68%          4.68%


Average receive rate                                                                  2.14%          2.14%
- ------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive investments:
- -----------------------------
Fixed-rate Partnership
Preference Units:
- -----------------------------
Cabot Industrial Properties,                                                                                       $ 14,940,800
L.P., 8.625% Series B
Cumulative Redeemable
Preferred Units, Callable
4/29/04, Current Yield: 8.37%  $15,569,810                                                    $ 15,569,810

Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units, Callable
12/2/08, Current Yield: 7.16%                                $ 30,692,313                     $ 30,692,313         $ 30,073,500

Colonial Realty Limited
Partnership, 7.25% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable 2/24/09,
Current Yield: 7.42%                                         $  4,809,800                     $  4,809,800         $  4,883,000

Essex Portfolio, L.P.,
7.875%  Series B
Cumulative Redeemable
Preferred Units, Callable
12/31/01, Current Yield:
7.83%                                                                         $ 16,462,973    $ 16,462,973         $ 16,341,715

Liberty Property L.P.,
9.25% Series B Cumulative
Redeemable Preferred
Units, Callable 7/28/04,
Current Yield: 9.11%           $39,750,000                                                    $ 39,750,000          $ 40,354,200

MHC Operating Limited
Partnership, 9% Series
D Cumulative Redeemable
Perpetual Preference
Units, Callable 9/29/04,
Current Yield: 9.06%           $55,000,000                                                    $ 55,000,000          $ 54,626,000

National Golf Operating
Partnership, L.P., 9.30%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 9.39%           $27,877,518                                                    $ 27,877,518          $ 31,244,400


National Golf
Operating Partnership,
L.P., 9.30% Series B
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield: 9.39%           $29,833,200                                                    $ 29,833,200          $ 29,700,000

PSA Institutional
Partners, L.P., 6.40%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.82%                                                          $ 55,375,000    $ 55,375,000          $ 51,941.750

Regency Centers, L.P.,
9.125% Series D
Cumulative Redeemable
Preferred Units,
Callable 9/29/04,
Current Yield: 9.02%           $32,000,000                                                    $ 32,000,000          $ 32,368,000

Sun Communities
Operating L.P., 8.875%
Series A Cumulative
Redeemable Perpetual
Preferred Units,
Callable 9/29/04,
Current Yield: 8.85%           $20,942,560                                                    $ 20,942,560          $ 20,064.000

Urban Shopping Centers,
L.P., 9.45% Series D
Cumulative Redeemable
Perpetual Preferred
Units, Callable
10/1/04, Current               $60,000,000                                                    $ 60,000,000          $ 60,233.760
Yield: 9.41%
- -----------------------------
Note Receivable:
- -----------------------------
Fixed-rate note
receivable, 8%
                                                                             $  3,352,436     $  3,352,436          $  3,807,590

* The amounts listed reflect the Fund's positions as of September 30, 2004. The Fund's current positions may differ.

ITEM 4.  CONTROLS AND PROCEDURES.
- ---------------------------------

Eaton Vance, as the Fund's manager, conducted an evaluation of the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial
Officer concluded that the Fund's disclosure controls and procedures were effective. During the quarter, the Fund adopted additional internal control procedures as a result of the Allagash acquisitions. There were no other changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
- ---------------------------

Although in the ordinary course of business, the Fund, Belcrest Realty and Belcrest Realty's controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
- --------------------------------------------------------------------------------

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2003, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended September 30, 2004, the total number of shares redeemed and the average price paid per share were as follows:

                         Total No. of Shares    Average Price Paid
     Month Ended             Redeemed(1)            Per Share
   -----------------------------------------------------------------
     July 31, 2004           300,734.272              $105.01
   -----------------------------------------------------------------
     August 31, 2004         265,237.665             $102.86
   -----------------------------------------------------------------
     September 30, 2004      137,366.420             $105.92
   -----------------------------------------------------------------
     Total                   703,338.360             $105.00
   -----------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
- -----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------

No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

ITEM 5.  OTHER INFORMATION.
- ---------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
- ------------------------------------------

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

4.2(b) Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

4.2(c) Amendment No. 3 dated October 28, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2004.




                                       BELCREST CAPITAL FUND LLC



                                       /s/ Michelle A. Green
                                       ---------------------
                                       Michelle A. Green
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)

                                  EXHIBIT INDEX
                                 -------------

4.2(b) Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

4.2(c) Amendment No. 3 dated October 28, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc.

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