Form 10-Q
period 2005-03-31
BELCREST CAPITAL FUND LLC
filed 2005-05-10
CIK 1070495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 2005

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

                                                                            Page

PART I    FINANCIAL INFORMATION.............................................. 1

Item 1.   Financial Statements............................................... 1

          Condensed Consolidated Statements of Assets and Liabilities
          as of March 31, 2005 (Unaudited) and December 31, 2004............. 3

          Condensed Consolidated Statements of Operations
          (Unaudited) for the Three Months Ended March 31, 2005
          and 2004........................................................... 4

          Condensed Consolidated Statements of Changes in Net Assets
          for the Three Months Ended March 31, 2005 (Unaudited) and
          the Year Ended December 31, 2004................................... 6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 2005 and 2004................. 7

          Financial Highlights (Unaudited) for the Three Months Ended
          March 31, 2005..................................................... 9

          Notes to Condensed Consolidated Financial Statements as of
          March 31, 2005 (Unaudited).........................................10

Item 2.   Management's Discussion and Analysis of Financial Condition
          (MD&A) and Results of Operations...................................15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........18

Item 4.   Controls and Procedures............................................21

PART II   OTHER INFORMATION..................................................21

Item 1.   Legal Proceedings..................................................21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........21

Item 3.   Defaults Upon Senior Securities....................................21

Item 4.   Submission of Matters to a Vote of Security Holders................21

Item 5.   Other Information..................................................22

Item 6.   Exhibits...........................................................22

SIGNATURES...................................................................23

EXHIBIT INDEX................................................................24

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
-------------------------------------------------------------------------------

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

                                                                                March 31, 2005           December 31,
                                                                                  (Unaudited)                2004
                                                                            ------------------------  -------------------
Assets:
    Investment in Belvedere Capital Fund Company LLC
       (Belvedere Company)                                                       $ 2,672,416,510       $2,789,649,643
    Investment in Partnership Preference Units                                       335,536,898          352,678,635
    Investment in other real estate                                                  494,676,281          488,726,668
    Short-term investments                                                             6,900,000            2,445,000
                                                                            ------------------------  -------------------
Total investments                                                                $ 3,509,529,689       $3,633,499,946
    Cash                                                                              38,521,462           11,111,993
    Open interest rate swap agreements, at value                                      12,665,528            4,109,074
    Distributions and interest receivable                                              2,280,541              673,239
    Other assets                                                                      10,901,169           13,674,618
                                                                            ------------------------  -------------------
Total assets                                                                     $ 3,573,898,389       $3,663,068,870
                                                                            ------------------------  -------------------

Liabilities:
    Loan payable - Credit Facility                                               $   667,000,000       $  635,000,000
    Mortgages payable                                                                354,091,499          354,406,800
    Payable for Fund Shares redeemed                                                  56,412,275                    -
    Security deposits                                                                    604,465              480,654
    Swap interest payable                                                                105,331              239,451
    Accrued expenses:
       Interest expense                                                                1,787,048            1,757,118
       Property taxes                                                                    493,695               60,524
       Other expenses and liabilities                                                  7,468,872            2,941,949
    Minority interests in controlled subsidiaries                                     25,397,668           27,655,156
                                                                            ------------------------  -------------------
Total liabilities                                                                $ 1,113,360,853       $1,022,541,652
                                                                            ------------------------  -------------------

Net assets                                                                       $ 2,460,537,536       $2,640,527,218

                                                                            ------------------------  -------------------
Shareholders' Capital                                                            $ 2,460,537,536       $2,640,527,218
                                                                            ------------------------  -------------------

Shares outstanding                                                                    22,675,826           23,600,748
                                                                            ------------------------  -------------------

Net asset value and redemption price per Share                                   $        108.51       $       111.88
                                                                            ------------------------  -------------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

                                                                                        Three Months        Three Months
                                                                                           Ended               Ended
                                                                                       March 31, 2005      March 31, 2004
                                                                                     ------------------- -------------------
Investment Income:
    Dividends allocated from Belvedere Company
      (net of foreign taxes of $107,297 and $116,448,
      respectively)                                                                    $   11,153,491      $     9,764,448
    Interest allocated from Belvedere Company                                                  82,029               47,419
    Expenses allocated from Belvedere Company                                              (4,060,112)          (4,235,876)
                                                                                     ------------------- -------------------
    Net investment income allocated from
      Belvedere Company                                                                $    7,175,408      $     5,575,991
    Rental income                                                                          10,131,183           24,591,229
    Distributions from Partnership Preference Units                                         7,164,141           13,509,652
    Interest                                                                                  240,114              188,409
                                                                                     ------------------- -------------------
Total investment income                                                                $   24,710,846      $    43,865,281
                                                                                     ------------------- -------------------

Expenses:
    Investment advisory and administrative fees                                        $    2,340,457      $     2,629,213
    Property management fees                                                                  277,938              939,373
    Distribution and servicing fees                                                           894,296            1,002,601
    Interest expense on mortgages                                                           5,055,571            9,645,194
    Interest expense on Credit Facility                                                     4,742,535            2,472,752
    Property and maintenance expenses                                                         353,336            9,292,127
    Property taxes and insurance                                                            1,176,302            3,318,940
    Miscellaneous                                                                             927,081              321,303
                                                                                     ------------------- -------------------
Total expenses                                                                         $   15,767,516      $    29,621,503
Deduct-
    Reduction of investment advisory
      and administrative fees                                                                 636,353              683,198
                                                                                     ------------------- -------------------
Net expenses                                                                           $   15,131,163      $    28,938,305
                                                                                     ------------------- -------------------
Net investment income before
    minority interests in net income of
    controlled subsidiaries                                                            $    9,579,683      $    14,926,976
Minority interests in net income
    of controlled subsidiaries                                                            (1,135,315)             (245,705)
                                                                                     ------------------- -------------------
Net investment income                                                                  $   8,444,368       $    14,681,271
                                                                                     ------------------- -------------------

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

                                                                                          Three Months        Three Months
                                                                                             Ended               Ended
                                                                                         March 31, 2005      March 31, 2004
                                                                                     -------------------  ---------------------
Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
 Investment transactions, securities sold short and foreign currency
  transactions allocated from Belvedere Company (identified cost basis)                 $    (1,640,067)    $     10,298,643
 Investment transactions in Partnership Preference Units (identified cost basis)               (552,973)           1,094,376
 Investment transactions in other real estate (net of minority interests in
  realized loss of controlled subsidiary of $0 and $(8,427,434), respectively)                        -          (14,221,385)
 Interest rate swap agreements(1)                                                            (2,724,534)          (4,928,667)
                                                                                     -------------------  ---------------------
Net realized loss                                                                       $    (4,917,574)    $     (7,757,033)
                                                                                     -------------------  ---------------------

Change in unrealized appreciation (depreciation) -
 Investments, securities sold short and foreign currency allocated from
  Belvedere Company (identified cost basis)                                             $   (63,102,152)    $     42,849,016
 Investments in Partnership Preference Units (identified cost basis)                          3,999,314           (6,938,524)
 Investments in other real estate (net of minority interests in unrealized appreciation (depreciation) of controlled subsidiaries of $(2,118,541) and
  $6,125,636, respectively)                                                                   7,148,074           11,084,297
 Interest rate swap agreements                                                                8,556,454           (8,693,236)
                                                                                     -------------------  ---------------------
Net change in unrealized appreciation (depreciation)                                    $   (43,398,310)    $     38,301,553
                                                                                     -------------------  ---------------------

Net realized and unrealized (loss) gain                                                 $   (48,315,884)    $     30,544,520
                                                                                     -------------------  ---------------------

Net (decrease) increase in net assets from operations                                   $   (39,871,516)    $     45,225,791
                                                                                     ===================  =====================

(1) Amounts represent periodic payments made in connection with interest rate swap agreements (Note 4).

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

                                                                                      Three Months
                                                                                          Ended
                                                                                     March 31, 2005              Year Ended
                                                                                       (Unaudited)           December 31, 2004
                                                                                 ------------------------  -----------------------
Increase (Decrease) in Net Assets:
    Net investment income                                                          $      8,444,368              $    50,429,115
    Net realized loss from investment transactions, securities sold short,
      foreign currency transactions and interest rate swap agreements                    (4,917,574)                 (12,458,127)
    Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap
      agreements                                                                        (43,398,310)                 143,673,176
                                                                                 ------------------------  -----------------------
Net (decrease) increase in net assets from operations                              $    (39,871,516)             $   181,644,164
                                                                                 ------------------------  -----------------------

Transactions in Fund Shares -
    Net asset value of Fund Shares issued to Shareholders in
      payment of distributions declared                                            $      15,823,106             $     4,033,847
    Net asset value of Fund Shares redeemed                                             (116,836,159)               (264,196,823)
                                                                                 ------------------------  -----------------------
Net decrease in net assets from Fund Share transactions                            $    (101,013,053)            $  (260,162,976)
                                                                                 ------------------------  -----------------------

Distributions -
    Distributions to Shareholders                                                  $     (39,105,113)            $   (10,138,562)
                                                                                 ------------------------  -----------------------
Total distributions                                                                $     (39,105,113)            $   (10,138,562)
                                                                                 ------------------------  -----------------------

Net decrease in net assets                                                         $    (179,989,682)            $   (88,657,374)

Net assets:
    At beginning of period                                                         $   2,640,527,218             $ 2,729,184,592
                                                                                 ------------------------  -----------------------
    At end of period                                                               $   2,460,537,536             $ 2,640,527,218
                                                                                 ========================  =======================

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Three Months         Three Months
                                                                                               Ended                Ended
                                                                                          March 31, 2005       March 31, 2004
                                                                                         ------------------   ------------------
Cash Flows From (For) Operating Activities -
Net (decrease) increase in net assets from operations                                     $  (39,871,516)      $    45,225,791
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash flows from (for) operating activities -
  Net investment income allocated from Belvedere Company                                      (7,175,408)          (5,575,991)
  Investment loss allocated to minority interest shareholder                                    (738,644)                   -
  Decrease in escrow deposits                                                                          -            4,139,943
  Increase in interest receivable from other real estate investments                             (74,646)             (69,871)
  Increase in due to minority interest shareholder                                               738,644
  Decrease in other assets                                                                     2,773,449            1,212,236
  Increase in distributions and interest receivable                                           (1,607,302)          (1,847,747)
  (Decrease) increase in interest payable for open swap agreements                              (134,120)               4,576
  Increase in security deposits, accrued interest and accrued
   other expenses and liabilities                                                              3,143,311              134,101
  Decrease in due to bank - cash overdraft                                                             -           (6,723,986)
  Increase (decrease) in accrued property taxes                                                  433,171           (6,343,270)
  Purchases of Partnership Preference Units                                                            -         (139,065,289)
  Proceeds from sales of Partnership Preference Units                                         20,588,078           54,034,705
  Proceeds from sale of investment in other real estate                                                -           28,699,431
  Improvements to rental property                                                               (845,434)            (923,454)
  Decrease in cash due to sale of majority interest in
   controlled subsidiary                                                                               -             (983,616)
  Interest incurred on interest rate swap agreements                                          (2,724,534)          (4,928,667)
  Increase in minority interest                                                                  240,000                    -
  (Increase) decrease in short-term investments                                               (4,455,000)           8,313,348
  Minority interests in net income of controlled subsidiaries                                  1,135,315              245,705
  Net realized loss from investment transactions, securities sold short,
   foreign currency transactions and interest rate swap agreements                             4,917,574            7,757,033
  Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate swap
   agreements                                                                                 43,398,310         (38,301,553)
                                                                                         ------------------   ------------------
Net cash flows from (for) operating activities                                            $   19,741,248       $ (54,996,575)
                                                                                         ------------------   ------------------

Cash Flows From (For) Financing Activities -
  Proceeds from Credit Facility                                                           $   32,000,000       $ 192,000,000
  Repayment of Credit Facility                                                                         -        (124,000,000)
  Repayments on mortgages                                                                       (315,301)         (1,308,981)
  Payments for Fund Shares redeemed                                                             (757,562)         (1,097,980)
  Distributions paid to Shareholders                                                         (23,282,007)         (6,105,774)
  Distributions paid to minority shareholders                                                          -             (16,800)
  Capital contributed to controlled subsidiaries                                                  23,091             474,438
                                                                                         ------------------   ------------------
Net cash flows from financing activities                                                  $    7,668,221       $  59,944,903
                                                                                         ------------------   ------------------

Net increase in cash                                                                      $   27,409,469       $   4,948,328

Cash at beginning of period                                                               $   11,111,993       $   5,842,185
                                                                                         ------------------   ------------------
Cash at end of period                                                                     $   38,521,462       $  10,790,513
                                                                                         ==================   ==================

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                         Three Months        Three Months
                                                                                             Ended               Ended
                                                                                        March 31, 2005      March 31, 2004
                                                                                       ------------------  ------------------
Supplemental Disclosure and Non-cash Investing and
     Financing Activities -
      Interest paid on loan - Credit Facility                                           $     4,683,113     $      2,408,034
      Interest paid on mortgages                                                        $     5,024,273     $     10,193,147
      Interest paid on swap agreements                                                  $     2,858,654     $      4,924,091
      Market value of securities distributed in payment of
         redemptions                                                                    $    59,666,322     $     50,588,984
      Market value of real property and other assets, net
         of current liabilities, disposed of in conjunction with
         sale of other real estate                                                      $             -     $    155,855,342
      Mortgage disposed of in conjunction with sale of
          other real estate                                                             $             -     $    120,901,649
      Market value of minority interest disposed of in conjunction
         with sale of other real estate                                                 $             -     $      7,953,203

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2005
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights (Unaudited)

For the Three Months Ended March 31, 2005
-----------------------------------------------------------------------------------------------------------------------------------
Net asset value - Beginning of period                                                                      $  111.880
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations
------------------------------------------------------------------------------------------------------------------------------------
Net investment income (1)                                                                                  $    0.360
Net realized and unrealized loss                                                                               (2.070)
------------------------------------------------------------------------------------------------------------------------------------
Total loss from operations                                                                                 $   (1.710)
------------------------------------------------------------------------------------------------------------------------------------

Distributions
------------------------------------------------------------------------------------------------------------------------------------
Distributions to Shareholders                                                                              $   (1.660)
------------------------------------------------------------------------------------------------------------------------------------
Total distributions                                                                                        $   (1.660)
------------------------------------------------------------------------------------------------------------------------------------

Net asset value - End of period                                                                            $  108.510
-----------------------------------------------------------------------------------------------------------------------------------

Total Return (2)                                                                                                (1.50)%
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     As a Percentage        As a Percentage
                                                                                      of Average Net        of Average Gross
Ratios                                                                                  Assets (3)            Assets (3)(8)
-----------------------------------------------------------------------------------------------------------------------------------
Expenses of Consolidated Real Property Subsidiaries
    Interest and other borrowing costs  (4)                                            0.67% (9)               0.49% (9)
    Operating expenses  (4)                                                            0.03% (9)               0.03% (9)
Belcrest Capital Fund LLC Expenses
    Interest and other borrowing costs  (5)(6)                                         0.75% (9)               0.55% (9)
    Investment advisory and administrative fees, distribution
       and servicing fees and other Fund operating expenses (5)(7)                     1.13% (9)               0.83% (9)
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                         2.58% (9)               1.90% (9)

Net investment income                                                                  1.33% (9)               0.97% (9)
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Data
Net assets, end of period (000's omitted)                                                                 $2,460,538
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)                                              0.12%
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Calculated using average shares outstanding.
(2) Returns are calculated by determining the percentage change in net asset value with all distributions reinvested. Total return is not computed on an annualized basis.
(3) For the purpose of calculating ratios, the income and expenses of Belcrest Realty Corporation's (Belcrest Realty) controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.
(4) Includes Belcrest Realty's proportional shares of expenses incurred by its controlled subsidiaries.
(5) Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty. Does not include expenses of Belcrest Realty's controlled subsidiaries.
(6) Ratios do not include interest incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be higher.
(7) Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's (Belvedere Company) allocated expenses, including those expenses allocated from the Portfolio.
(8) Average Gross Assets is defined as the average daily amount of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of each entity's liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty's controlled subsidiaries are reduced by the proportionate interests therein of investors other than Belcrest Realty.
(9)  Annualized.

       See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2005
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The balance sheet at December 31, 2004 and the statement of changes in net assets for the year then ended have been derived from the December 31, 2004 audited financial statements but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2    Investment Transactions

The following table summarizes the Fund's investment transactions, other than short-term obligations, for the three months ended March 31, 2005 and March 31, 2004:

                                               Three Months Ended     Three Months Ended
          Investment Transaction                 March 31, 2005          March 31, 2004
----------------------------------------------------------------------------------------
Decreases in investment in Belvedere Capital
 Fund Company LLC (Belvedere Company)             $ 59,666,322            $ 50,588,984
Sale of other real property(1)                    $          -            $ 28,699,431
Purchases of Partnership Preference Units(2)      $          -            $139,065,289
Sales of Partnership Preference Units(3)          $ 20,588,078            $ 54,034,705
----------------------------------------------------------------------------------------

(1) During the three months ended March 31, 2004, Belcrest Realty Corporation (Belcrest Realty) sold its majority interest in Casco Property Trust, LLC (Casco) to another investment fund advised by Boston Management and
     Research  (Boston  Management),   for  which  a  loss  of  $14,221,385  was
     recognized.
(2) Purchases of Partnership Preference Units during the three months ended March 31, 2004 represent Partnership Preference Units purchased from other investment funds advised by Boston Management. There were no purchases of Partnership Preference Units during the three months ended March 31, 2005.
(3) Sales of Partnership Preference Units for the three months ended March 31, 2005 and March 31, 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $5,003 and $159,204 was recognized, respectively.

3    Indirect Investment in the Portfolio

The following table summarizes the Fund's investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2005 and March 31, 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

                                                                                Three Months Ended     Three Months Ended
                                                                                  March 31, 2005         March 31, 2004
-------------------------------------------------------------------------------------------------------------------------
Belvedere Company's interest in the Portfolio(1)                                 $ 12,584,989,585       $ 11,520,846,141
The Fund's investment in Belvedere Company(2)                                    $  2,672,416,510       $  2,809,547,176
Income allocated to Belvedere Company from the Portfolio                         $     52,138,985       $     39,365,471
Income allocated to the Fund from Belvedere Company                              $     11,235,520       $      9,811,867
Expenses allocated to Belvedere Company from the Portfolio                       $     14,031,081       $     12,634,511
Expenses allocated to the Fund from Belvedere Company                            $      4,060,112       $      4,235,876
Net realized (loss) gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company
 from the Portfolio                                                              $    (7,321,051)       $     41,048,575
Net realized (loss) gain from investment transactions, securities sold short
 and foreign currency transactions allocated to the Fund from Belvedere Company  $    (1,640,067)       $     10,298,643
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
 Company from the Portfolio                                                      $  (280,637,975)       $    163,577,445
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
 Belvedere Company                                                               $   (63,102,152)       $     42,849,016
-------------------------------------------------------------------------------------------------------------------------

(1) As of March 31, 2005 and 2004, the value of Belvedere Company's interest in the Portfolio represents 67.7% and 63.9% of the Portfolio's net assets, respectively.
(2) As of March 31, 2005 and 2004, the Fund's investment in Belvedere Company represents 21.2% and 24.4% of Belvedere Company's net assets, respectively.

A summary of the Portfolio's Statement of Assets and Liabilities at March 31, 2005, December 31, 2004 and March 31, 2004 and its operations for the three months ended March 31, 2005, for the year ended December 31, 2004 and for the three months ended March 31, 2004 follows:

                                            March 31,           December 31,           March 31,
                                              2005                 2004                   2004
                                       ---------------------------------------------------------------
Investments, at value                   $18,468,165,880       $19,139,242,713        $18,003,359,532
Other assets                                119,669,991           199,253,595             25,944,066
------------------------------------------------------------------------------------------------------
Total assets                            $18,587,835,871       $19,338,496,308        $18,029,303,598
------------------------------------------------------------------------------------------------------
Loan payable - Line of Credit             $   4,200,000       $             -        $             -
Securities sold short, at value                       -           197,010,000                      -
Other liabilities                               125,209               343,906                254,697
------------------------------------------------------------------------------------------------------
Total liabilities                         $   4,325,209       $   197,353,906        $       254,697
------------------------------------------------------------------------------------------------------
Net assets                              $18,583,510,662       $19,141,142,402        $18,029,048,901
======================================================================================================


Dividends and Interest                  $    77,449,217       $   292,265,206        $    62,101,320
------------------------------------------------------------------------------------------------------
Investment adviser fee                  $    20,297,088       $    77,609,178        $    19,348,796
Other expenses                                  611,649             2,649,363                598,921
Total expense reductions                        (59,259)              (26,706)                     -
------------------------------------------------------------------------------------------------------
Net expenses                            $    20,849,478       $    80,231,835        $    19,947,717
------------------------------------------------------------------------------------------------------
Net investment income                   $    56,599,739       $   212,033,371        $    42,153,603
Net realized (loss) gain from
 investment transactions,
 securities sold short and
 foreign currency transactions              (11,056,277)          152,422,840             64,894,806
Net change in unrealized
 appreciation (depreciation) of
 investments, securities sold
 short and foreign currency                (422,252,722)        1,317,878,707            261,922,214
------------------------------------------------------------------------------------------------------
Net (decrease) increase in net
 assets from operations                 $  (376,709,260)      $ 1,682,334,918        $   368,970,623
------------------------------------------------------------------------------------------------------

4    Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements open at March 31, 2005 and December 31, 2004 are listed below.

                                                                                          Unrealized      Unrealized
                Notional                                   Initial                       Appreciation    Appreciation
                 Amount                                    Optional         Final       (Depreciation)  (Depreciation)
  Effective      (000's      Fixed        Floating       Termination     Termination     at March 31,   at December 31,
    Date        omitted)     Rate           Rate             Date           Date             2005            2004
-----------------------------------------------------------------------------------------------------------------------
     10/03     $ 128,116    4.865%       LIBOR + 0.30%      07/04           06/10           1,948,933          580,929
     10/03       170,000    4.795%       LIBOR + 0.30%      09/04           06/10           2,939,352        1,020,137
     10/03        63,526    4.69%        LIBOR + 0.30%      02/05           06/10           1,305,712          536,125
     10/03        55,375    4.665%       LIBOR + 0.30%      03/05           06/10           1,182,555          499,665
     10/03        80,965    4.145%       LIBOR + 0.30%      03/10           06/10           2,714,872          757,303
     10/03        47,253    4.045%       LIBOR + 0.30%         -            06/10           1,775,634          626,553
     02/04        78,620     5.00%       LIBOR + 0.30%      08/04           06/10             900,187          175,076
     06/10         3,870     6.29%       LIBOR + 0.30%         -            07/15            (101,717)         (86,714)
-----------------------------------------------------------------------------------------------------------------------
    Total      $ 627,725                                                                  $12,665,528       $4,109,074
-----------------------------------------------------------------------------------------------------------------------

5    Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate assets through its subsidiary Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, debt and equity investments in private real estate companies and in real property through controlled subsidiaries, Bel Santa Ana, LLC, Bel Alliance Properties, LLC, Allagash Property Trust and Casco (for the period during which Belcrest Realty maintained an interest in each of the controlled subsidiaries).

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

For the Three Months Ended                             Tax Managed             Real
March 31, 2005                                      Growth Portfolio*         Estate                Total
----------------------------------------------------------------------------------------------------------------
Revenue                                             $     7,175,408      $    17,472,475       $    24,647,883
Interest expense on mortgages                                     -           (5,055,571)           (5,055,571)
Interest expense on Credit Facility                               -           (4,552,834)           (4,552,834)
Operating expenses                                         (537,192)          (3,796,920)           (4,334,112)
Minority interest in net income of
 controlled subsidiaries                                          -           (1,135,315)           (1,135,315)
----------------------------------------------------------------------------------------------------------------
Net investment income                               $     6,638,216      $     2,931,835       $     9,570,051
Net realized loss                                        (1,640,067)          (3,277,507)           (4,917,574)
Change in unrealized appreciation (depreciation)        (63,102,152)           19,703,842          (43,398,310)
----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in net assets from
 operations of reportable segments                  $   (58,104,003)     $    19,358,170       $   (38,745,833)
----------------------------------------------------------------------------------------------------------------


For the Three Months Ended                             Tax Managed             Real
March 31, 2004                                      Growth Portfolio*         Estate                Total
-----------------------------------------------------------------------------------------------------------------
Revenue                                             $     5,575,991      $    38,188,142       $    43,764,133
Interest expense on mortgages                                     -           (9,645,194)           (9,645,194)
Interest expense on Credit Facility                               -           (2,373,842)           (2,373,842)
Operating expenses                                         (552,025)         (15,193,961)          (15,745,986)
Minority interest in net income of
 controlled subsidiaries                                          -             (245,705)             (245,705)
-----------------------------------------------------------------------------------------------------------------
Net investment income                               $     5,023,966      $    10,729,440       $    15,753,406
Net realized gain (loss)                                 10,298,643          (18,055,676)           (7,757,033)
Change in unrealized appreciation (depreciation)         42,849,016           (4,547,463)           38,301,553
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in net assets from
 operations of reportable segments                  $    58,171,625      $   (11,873,699)      $    46,297,926
-----------------------------------------------------------------------------------------------------------------


                                                   Tax-Managed Growth         Real
At March 31, 2005                                       Portfolio*            Estate               Total
-----------------------------------------------------------------------------------------------------------------
Segment assets                                      $ 2,672,416,510      $   866,060,868       $ 3,538,477,378
Segment liabilities                                      56,412,275        1,012,148,052         1,068,560,327
-----------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments     $ 2,616,004,235      $  (146,087,184)      $ 2,469,917,051
-----------------------------------------------------------------------------------------------------------------


At December 31, 2004
-----------------------------------------------------------------------------------------------------------------
Segment assets                                      $ 2,789,649,643      $   868,971,808       $ 3,658,621,451
Segment liabilities                                               -        1,007,281,655         1,007,281,655
-----------------------------------------------------------------------------------------------------------------
Net assets (liabilities) of reportable segments     $ 2,789,649,643      $  (138,309,847)      $ 2,651,339,796
-----------------------------------------------------------------------------------------------------------------

* Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

                                                                          Three Months Ended   Three Months Ended
                                                                            March 31, 2005       March 31, 2004
                                                                          ----------------------------------------
Revenue:
 Revenue from reportable segments                                           $   24,647,883        $ 43,764,133
 Unallocated amounts:
 Interest earned on cash not invested in the
  Portfolio or in subsidiaries
                                                                                    62,963             101,148
                                                                          ----------------------------------------
Total revenue                                                               $   24,710,846        $ 43,865,281
                                                                          ----------------------------------------

Net increase (decrease) in net assets from operations:
 Net (decrease) increase in net assets from
  operations of reportable segments                                         $  (38,745,833)       $ 46,297,926
Unallocated investment income:
 Interest earned on cash not invested in the
  Portfolio or in subsidiaries                                                      62,963             101,148
Unallocated expenses (1):
 Distribution and servicing fees                                                  (894,296)         (1,002,601)
 Interest expense on Credit Facility                                              (189,701)            (98,910)
 Audit, tax and legal fees                                                         (86,385)            (53,304)
 Other operating expenses                                                          (18,264)            (18,468)
                                                                          ----------------------------------------
Total net (decrease) increase in net assets from
 operations                                                                 $  (39,871,516)       $ 45,225,791
                                                                          ----------------------------------------

(1) Unallocated expenses represent costs incurred that pertain to the overall operation of Belcrest Capital, and do not pertain to either operating segment.

                                                                         March 31, 2005      December 31, 2004
                                                                      --------------------------------------------
Net assets:
 Net assets of reportable segments                                      $ 2,469,917,051       $ 2,651,339,796
Unallocated amounts:
 Cash (1)                                                                    28,521,011             2,002,419
 Short-term investments (1)                                                   6,900,000             2,445,000
Loan payable-Credit Facility (2)                                            (44,566,832)          (14,989,056)
Other liabilities                                                              (233,694)             (270,941)
                                                                      --------------------------------------------
Total net assets                                                        $ 2,460,537,536       $ 2,640,527,218
                                                                      --------------------------------------------

(1) Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.
(2) Unallocated amount of loan payable - Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (MD&A) AND RESULTS OF OPERATIONS.

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

(a) RESULTS OF OPERATIONS.

Increases and decreases in the Fund's net asset value per share are based on net investment income (or loss) and realized and unrealized gains and losses on investments. The Fund's net investment income (or loss) is determined by subtracting the Fund's total expenses from its investment income and then deducting the net investment income (or loss) attributable to the minority interest in controlled subsidiaries of Belcrest Realty Corporation (Belcrest Realty). The Fund's investment income includes the net investment income allocated to the Fund from Belvedere Capital Fund Company LLC (Belvedere Company), rental income from the properties owned by Belcrest Realty's controlled subsidiaries, partnership income allocated to the income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units) owned directly or indirectly by Belcrest Realty and interest earned on the Fund's short-term investments (if any). The net investment income of Belvedere Company allocated to the Fund includes dividends and interest allocated to Belvedere Company by Tax-Managed Growth Portfolio (the Portfolio) less the expenses of Belvedere Company allocated to the Fund. The Fund's total expenses include the Fund's investment advisory and administrative fees, distribution and servicing fees, interest expense from mortgages on properties owned by Belcrest Realty's controlled subsidiaries, interest expense on the Fund's Credit Facility (described in Item 2(b) below), property management fees, property taxes, insurance, maintenance and other expenses relating to the properties owned by Belcrest Realty's controlled subsidiaries, and other miscellaneous expenses. The Fund's realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund's indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belcrest Realty, the Fund's interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.

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

MD&A AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004

PERFORMANCE OF THE FUND.(1) The Fund's investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund's manager, measures the Fund's success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund's primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market

(1) Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio's total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund's current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

performance. Eaton Vance's primary focus in pursuing total return is on the Fund's common stock portfolio, which consists of its indirect interest in the Portfolio. In measuring the performance of the Fund's real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix a substantial portion of the borrowing costs under the Credit Facility used to acquire equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund's net asset value.

The Fund's total return was -1.50% for the quarter ended March 31, 2005. This return reflects a decrease in the Fund's net asset value per share from $111.88 to $108.51 and a distribution of $1.66 per share during the period. The total return of the S&P 500 Index was -2.15% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.48% during the period. Last year, the Fund had a total return performance of 1.64% for the quarter ended March 31, 2004. This return reflected an increase in the Fund's net asset value per share from $104.87 to $106.19 and a distribution of $0.39 per share during the period. The S&P 500 Index had a total return of 1.69% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.48% during th at period.

PERFORMANCE OF THE PORTFOLIO. For the quarter ended March 31, 2005, the Portfolio had a total return of -1.98%, compared to a total return of 2.12% during the quarter ended March 31, 2004. The total return of the Portfolio exceeded the total return of the S&P 500 Index by 0.17% in the first quarter of 2005 and 0.43% in the first quarter of 2004. Although most U.S. public companies have continued to demonstrate solid profitability and earnings growth, market performance in the first quarter was hampered by rising interest rates and growing inflation fears amid resurging oil prices. As expected, the Federal Reserve raised the federal funds target rate to 2.75%, the seventh increase in this short-term interest rate benchmark since June of last year. During the quarter, investors favored defensive, higher-yielding stocks over cyclicals, technology stocks and other high volatility stocks. The tech-heavy NASDAQ Composite Index lost over 8% during the quarter.

Utilities and energy were the best performing sectors of the S&P 500 Index, while telecommunications and technology were the poorest performing sectors. Market leading industries in the first quarter included: oil and gas, health care providers and personal products. In contrast, information technology consulting, auto manufacturers and multi-line insurers were among the worst performing industry groups.

The Portfolio's relative performance versus the S&P 500 Index was driven primarily by industry and sector exposure and stock selection. The Portfolio benefited from the continued overweighting of the energy sector, as oil and gas related investments advanced during the quarter on rising commodity prices. The Portfolio's relative performance also benefited from underweight positions in the lagging information technology and telecommunication sectors. Relative performance was adversely affected by an overweighting of the lagging industrial sector and an underweighting of the utilities sector, which was among the strongest performers in a defensive market. Favorable stock selection within the thrift bank, media and catalog retailer industries was also beneficial to the overall results.

PERFORMANCE OF REAL ESTATE INVESTMENTS. The Fund's real estate investments are held through Belcrest Realty. As of March 31, 2005, real estate investments included an interest in a real estate joint venture (Real Estate Joint Venture), Allagash Property Trust (Allagash), a Net Leased Property, Bel Santa Ana LLC (Bel Santa Ana), and a portfolio of Partnership Preference Units (a portion of which is held through a wholly-owned subsidiary). Allagash owns industrial distribution properties and Bel Santa Ana owns two suburban office buildings subject to a triple net lease. As of March 31, 2005, the estimated fair value of the Fund's real estate investments represented 23.2% of the Fund's total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Venture, the Fund's real estate investments represented 30.6% of the Fund's net assets as of March 31, 2005.

During the quarter ended March 31, 2005, rental income from real estate operations was approximately $10.1 million compared to approximately $24.6 million for the quarter ended March 31, 2004, a decrease of $14.5 million or 59%. The decrease in rental income was due to Belcrest Realty's disposition of its two former multifamily Real Estate Joint Ventures held during the year ended December 31, 2004. In February 2004, Belcrest Realty sold its interest in one such Real Estate Joint Venture, Casco Property Trust, LLC (Casco), and in October 2004 sold all the properties held by the other multifamily Real Estate Joint Venture, Bel Alliance Properties, LLC (Bel Alliance). The decrease in rental income was offset in part by rental income from the real estate operations of Allagash that were acquired in 2004.

During the quarter ended March 31, 2004, rental income decreased due to the sale of Casco during the quarter ended March 31, 2004 and lower rental revenue for the multifamily properties owned by Bel Alliance. Bel Alliance's rental revenue was affected by reduced apartment rental rates, increased rent concessions and lower occupancy levels at properties during the quarter ended March 31, 2004.

During the quarter ended March 31, 2005, property operating expenses were approximately $1.8 million compared to approximately $13.6 million for the quarter ended March 31, 2004, a decrease of $11.8 million or 87% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $2.0 million for the quarter ended March 31, 2005 and $1.6 million for the quarter ended March 31, 2004). The decrease in property operating expenses was principally due to the sale of Belcrest Realty's interest in Casco and the Bel Alliance properties in 2004, offset in part by the operating expenses of Allagash. For the quarter ended March 31, 2004, property operating expenses decreased primarily due to the sale of Casco, offset in part by increases in operating expenses at the Bel Alliance properties. Belcrest Realty does not record property operating expenses for Bel Santa Ana because expenses are assumed by the tenant under the terms of the lease agreement.

For many industrial distribution properties, reduced rent levels are likely to continue over the near term as above-market leases mature and space is re-leased at current market rates. Boston Management and Research (Boston Management), Belcrest Realty's manager, expects that improvements in industrial distribution property operating performance will occur over the longer term.

At March 31, 2005, the estimated fair value of the real properties indirectly held through Belcrest Realty was approximately $483.8 million compared to approximately $451.1 million at March 31, 2004, a net increase of $32.7 million, or 7%. The net increase in estimated real property values at March 31, 2005 as compared to March 31, 2004 resulted from Belcrest Realty's acquisition of an interest in Allagash in the third quarter of 2004, offset in part by the sale in October 2004 of the Bel Alliance properties. The decrease in estimated real property value at March 31, 2004 was due to the sale of Belcrest Realty's interest in Casco and lower values for the properties held by Bel Alliance.

Despite weak real estate operating conditions over the past several years, property values in the U.S. have remained stable or increased modestly as lower near-term property earning expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties. Capitalization rates and discount rates, terms commonly used in the real estate industry, are rate of return percentages applied to actual or projected income levels to estimate the value of real estate investments.

During the quarter ended March 31, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments of approximately $7.1 million compared to net unrealized appreciation of approximately $11.1 million during the quarter ended March 31, 2004. Net unrealized appreciation of approximately $7.1 million during the quarter ended March 31, 2005 consisted of unrealized appreciation in the value of the properties of Allagash. Net unrealized appreciation of approximately $11.1 million for the quarter ended March 31, 2004 consisted of approximately $3.9 million of unrealized depreciation in the value of the Bel Alliance properties offset by the reclassification of previously recorded unrealized depreciation as realized losses in the amount of $15.0 million due to the sale during the quarter of Casco.

During the quarter ended March 31, 2005, Belcrest Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling approximately $20.6 million (including sales to other investment funds advised by Boston Management), recognizing a net loss of approximately $0.6 million on the transactions. At March 31, 2005, the estimated fair value of Belcrest Realty's Partnership Preference Units totaled approximately $335.5 million compared to approximately $537.3 million at March 31, 2004, a net decrease of $201.8 million or 38%. The net decrease in value was principally due to fewer Partnership Preference Units held at March 31, 2005 as compared to March 31, 2004. Partnership Preference Unit values were lower at March 31, 2004 as compared to March 31, 2003 due to fewer Partnership Preference Units held and to decreases in the average per unit values of the Partnership Preference Units held at March 31, 2004 due to their lower average coupon rates. In the current low interest rate environment, issuers have been redeeming Partnership Preference Units as Belcrest Realty's call protections expire or restructuring the terms of outstanding Partnership Preference Units in advance of their call dates. As a result, many of the higher-yielding Partnership Preference Units held by Belcrest Realty during the quarter ended March 31, 2004 were no longer held at March 31, 2005.

During the quarter ended March 31, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $4.0 million compared to net unrealized depreciation of approximately $6.9 million during the quarter ended March 31, 2004. The net unrealized appreciation of approximately $4.0 million during the quarter ended March 31, 2005 consisted of approximately $3.3 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held by Belcrest Realty at March 31, 2005, and approximately $0.7 million of unrealized appreciation resulting from the reclassification of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the quarter ended March 31, 2005. The net unrealized depreciation in the first quarter of 2004 of $6.9 million consisted of approximately $5.5 million of unrealized depreciation as a result of decreases in per unit values of the Partnership Preference Units held by Belcrest Realty at March 31, 2004, and approximately $1.4 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to sales of Partnership Preference Units during the quarter ended March 31, 2004.

Distributions from Partnership Preference Units for the quarter ended March 31, 2005 totaled approximately $7.2 million compared to approximately $13.5 million for the quarter ended March 31, 2004, a decrease of $6.3 million or 47%. The decrease was principally due to fewer Partnership Preference Units held on average during the quarter as well as lower average distribution rates. Distributions from Partnership Preference Units for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 decreased due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter ended March 31, 2004.

PERFORMANCE OF INTEREST RATE SWAP AGREEMENTS. For the quarter ended March 31, 2005, net realized and unrealized gains on the Fund's interest rate swap agreements totaled approximately $5.8 million, compared to approximately $13.6 million of net realized and unrealized losses for the quarter ended March 31, 2004. Net realized and unrealized gains on swap agreements for the quarter ended March 31, 2005 consisted of $8.5 million of net unrealized gains due to changes in swap agreement valuations, offset by $2.7 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended March 31, 2004, the Fund had net unrealized losses of $8.7 million due to swap agreement valuation changes and $4.9 million of swap agreement periodic payments. The positive impact on Fund performance for the quarter ended March 31, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period. The negative impact on Fund performance from changes in swap valuations for the quarter ended March 31, 2004 was due to a decline in swap rates during the period.

(b) LIQUIDITY AND CAPITAL RESOURCES.

OUTSTANDING BORROWINGS. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund's real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2005, the Fund had outstanding borrowings of $667.0 million and $106.0 million million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $12.7 million. As of March 31, 2004, the unrealized depreciation related to the interest rate swap agreements was approximately $5.7 million.

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


                                                        Interest Rate Sensitivity
                                                     Cost, Principal (Notional) Amount
                                                 by Contractual Maturity and Callable Date
                                                  for the Twelve Months Ended March 31,*

                                                                                                                      Estimated Fair
                                                                                                                       Value as of
                             2006      2007      2008       2009         2010           Thereafter        Total       March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
liabilities:
------------------------
Long-term debt:
------------------------
Fixed-rate mortgages                                                                   $354,091,499    $354,091,499    $354,000,000

Average interest rate                                                                          5.67%           5.67%
------------------------
Variable-rate Credit
Facility                                                                               $667,000,000    $667,000,000    $667,000,000

Average interest rate                                                                          3.17%           3.17%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive derivative
financial instruments:
------------------------
Pay fixed/receive
variable interest rate
swap agreements                                                                        $627,725,000    $627,725,000    $ 12,665,528

Average pay rate                                                                               4.68%           4.68%

Average receive rate                                                                           3.17%           3.17%
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive
investments:
------------------------
Fixed-rate Partnership
Preference Units:
------------------------
Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 12/2/08,
Current Yield: 7.01%                                   $30,692,313                                     $ 30,692,313    $ 30,713,100

Colonial Realty
Limited Partnership,
7.25% Series B
Cumulative Redeemable
Perpetual Preferred
Units, Callable
8/24/09, Current
Yield: 7.17%                                           $ 4,809,800                                     $  4,809,800    $  5,059,000

Essex Portfolio, L.P.,
7.875%  Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 7.73%                                                  $26,619,032                      $ 26,619,032    $ 26,747,018


                                                                                                                      Estimated Fair
                                                                                                                       Value as of
                             2006      2007      2008       2009         2010           Thereafter        Total       March 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Liberty Property L.P.,
7.45% Series B Cumulative
Redeemable Preferred
Units, Callable 8/31/09,
Current Yield: 7.16%                                                  $39,750,000                      $ 39,750,000    $ 41,340,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 7.89%                                                  $55,000,000                      $ 55,000,000    $ 56,232,000


National Golf
Operating Partnership,
L.P., 11% Series A
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield: 10.91%     $27,877,518                                                                  $ 27,877,518    $ 31,825,104

National Golf
Operating Partnership,
L.P., 11% Series B
Cumulative Redeemable
Preferred Units,
Callable 2/6/03,
Current Yield: 10.91%     $29,833,200                                                                  $ 29,833,200    $ 30,252,000

PSA Institutional
Partners, L.P., 6.40%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.64%                                                  $70,096,660                      $ 70,096,660    $ 67,869,650

Regency Centers, L.P.,
7.45% Series D
Cumulative Redeemable
Preferred Units,
Callable
9/29/09, Current
Yield: 7.14%                                                          $32,000,000                      $ 32,000,000    $ 33,401,600

Vornado Realty, L.P.,
7% Series D-10
Cumulative Redeemable
Preferred Units,
Callable 11/17/08,
Current Yield:                                         $11,979,427                                     $ 11,979,427    $ 12,097,426
6.94%(1)
------------------------
Note Receivable:
------------------------
Fixed-rate note
receivable, 8%
                                                                                       $  3,352,436    $  3,352,436    $  3,956,042

* The amounts listed reflect the Fund's positions as of March 31, 2005. The Fund's current positions may differ.
(1) Belcrest Realty's interest in these Partnership Preference Units is held in whole or in part through Bel Holdings LLC.

ITEM 4. CONTROLS AND PROCEDURES.

Eaton Vance, as the Fund's manager, evaluated the effectiveness of the Fund's disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934
Act) as of the end of the period covered by this report, with the participation of the Fund's Chief Executive Officer and Chief Financial Officer. The Fund's disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Fund's disclosure controls and procedures were effective. During the quarter, the Fund adopted additional internal controls relating to its real estate investments, including the establishment of a valuation committee to oversee the implementation of the valuation policies relating to the Fund's real estate and other investments. There were no other changes in the Fund's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Effective April 15, 2005, Eaton Vance appointed James L. O'Connor interim Chief Financial Officer to serve during Michelle A. Green's maternity leave, which is expected to continue for three to four months.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As described in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended March 31, 2005, the total number of shares redeemed and the average price paid per share were as follows:

                     Total No. of Shares    Average Price Paid
Month Ended           Redeemed(1)               Per Share
----------------------------------------------------------------
January 31, 2005         55,979.993              $108.45
----------------------------------------------------------------
February 28, 2005       299,191.623              $109.59
----------------------------------------------------------------
March 31, 2005          717,893.520              $110.09
----------------------------------------------------------------
Total                 1,073,064.076              $109.58
----------------------------------------------------------------

(1) All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund's redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the three months ended March 31, 2005.

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

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on May 10, 2005.




                                BELCREST CAPITAL FUND LLC


                                /s/ James L. O'Connor
                                ---------------------
                                James L. O'Connor
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

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