Form 10-Q
period 2005-06-30
BELCREST CAPITAL FUND LLC
filed 2005-08-09
CIK 1070495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

Commission File No. 000-30509

Belcrest Capital Fund LLC (Exact name of registrant as specified in its charter)

None (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Belcrest Capital Fund LLC Index to Form 10-Q

PART I		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements
		Condensed Consolidated Statements of Assets and Liabilities as of
		June 30, 2005 (Unaudited) and December 31, 2004	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended June 30, 2005 and 2004 and for the Six Months Ended
		June 30, 2005 and 2004	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Six Months Ended June 30, 2005 (Unaudited) and the Year
		Ended December 31, 2004	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Six Months Ended June 30, 2005 and 2004	7
		Financial Highlights for the Six Months Ended June 30, 2005 (Unaudited)
		and for the Year Ended December 31, 2004	9
		Notes to Condensed Consolidated Financial Statements
		as of June 30, 2005 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	16
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item	4.	Controls and Procedures	23
PART II		OTHER INFORMATION
Item	1.	Legal Proceedings	24
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item	3.	Defaults Upon Senior Securities	24
Item	4.	Submission of Matters to a Vote of Security Holders	24
Item	5.	Other Information	24
Item	6.	Exhibits	24
SIGNATURES			25
EXHIBIT INDEX			26

See notes to unaudited condensed consolidated financial statements

See notes to unaudited condensed consolidated financial statements

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC

Condensed Consolidated Statements of Changes in Net Assets

	Six Months Ended June 30, 2005 (Unaudited)	Year Ended December 31, 2004
Increase (Decrease) in Net Assets:		
Net investment income	$ 26,742,390	$ 50,429,115
Net realized loss from investment transactions, securities sold short, foreign currency transactions and interest rate swap agreements	(3,691,481)	(12,458,127)
Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap agreements	(30,646,967)	143,673,176
Net (decrease) increase in net assets from operations	$ (7,596,058)	$ 181,644,164
Transactions in Fund Shares -		
Net asset value of Fund Shares issued to Shareholders in payment of distributions declared	$ 15,823,106	$ 4,033,847
Net asset value of Fund Shares redeemed	(160,277,892)	(264,196,823)
Net decrease in net assets from Fund Share transactions	$ (144,454,786)	$ (260,162,976)
Distributions -		
Distributions to Shareholders	$ (39,105,113)	$ (10,138,562)
Total distributions	$ (39,105,113)	$ (10,138,562)
Net decrease in net assets	$ (191,155,957)	$ (88,657,374)
Net assets:		
At beginning of period	$ 2,640,527,218	$ 2,729,184,592
At end of period	$ 2,449,371,261	$ 2,640,527,218

See notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	
	June 30, 2005	June 30, 2004
Cash Flows From (For) Operating Activities –		
Net (decrease) increase in net assets from operations	$ (7,596,058)	$ 101,569,743
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash flows from (for) operating activities -		
Net investment income allocated from Belvedere Company	(14,932,375)	(12,133,320)
Investment loss allocated to minority interest shareholder	(738,644)	-
Decrease in escrow deposits	-	1,597,988
Increase in interest receivable from other real estate investments	(151,770)	(141,312)
Decrease in other assets	3,612,574	1,947,737
Increase in distributions and interest receivable	(1,602,676)	(878,255)
Decrease in interest payable for open swap agreements	(127,778)	(9,753)
Increase in security deposits, accrued interest and accrued other expenses and liabilities	1,482,099	511,833
Decrease in due to bank - cash overdraft	-	(6,723,986)
Increase (decrease) in accrued property taxes	677,052	(4,427,497)
Purchases of Partnership Preference Units	(25,006,611)	(139,065,289)
Proceeds from sales of Partnership Preference Units	20,798,059	90,276,250
Payment for investments in other real estate	-	(39,182,672)
Proceeds from sale of investment in other real estate	-	28,699,431
Improvements to rental property	(1,669,098)	(2,161,810)
Decrease in cash due to sale of majority interest in controlled subsidiary	-	(983,616)
Interest incurred on interest rate swap agreements	(4,878,725)	(10,136,122)
Decrease in short-term investments	980,000	33,243,348
Minority interests in net income of controlled subsidiaries	1,563,502	124,797
Net realized loss from investment transactions, securities sold short, foreign currency transactions and interest rate swap agreements	3,691,481	4,196,180
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate swap agreements	30,646,967	(77,450,999)
Net cash flows from (for) operating activities	$ 6,747,999	$ (31,127,324)
Cash Flows From (For) Financing Activities -		
Proceeds from Credit Facility	$ 57,000,000	$ 192,000,000
Repayments of Credit Facility	-	(154,000,000)
Repayments on mortgages	(636,296)	(2,597,977)
Proceeds from issuance of real estate joint venture preferred shares	240,000	-
Payments for Fund Shares redeemed	(1,321,209)	(1,772,860)
Distributions paid to Shareholders	(23,282,007)	(6,105,774)
Distributions paid to minority shareholders	(1,327,959)	(16,800)
Capital contributed to controlled subsidiaries	-	1,114,036
Net cash flows from financing activities	$ 30,672,529	$ 28,620,625
Net increase (decrease) in cash	$ 37,420,528	$ (2,506,699)
Cash at beginning of period	$ 11,111,993	$ 5,842,185
Cash at end of period	$ 48,532,521	$ 3,335,486

See notes to unaudited condensed consolidated financial statements

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights
	Six Months Ended
	June 30, 2005		Year Ended
	(Unaudited)		December 31, 2004

Net asset value – Beginning of period	$111.880		$104.870

Income (loss) from operations

Net investment income (1)	$1.163		$2.023
Net realized and unrealized (loss) gain	(1.423)		5.377

Total (loss) income from operations	$(0.260)		$7.400

Distributions

Distributions to Shareholders	$(1.660)		$(0.390)

Total distributions	$(1.660)		$(0.390)

Net asset value – End of period	$109.960		$111.880

Total Return (2)	(0.19)%		7.08%

Ratios as a percentage of average net assets (3):

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.69%	(9)	1.17%
Operating expenses (4)	0.19%	(9)	1.70%
Belcrest Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.84%	(9)	0.52%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	1.13%	(9)	1.13%

Total expenses	2.85%	(9)	4.52%

Net investment income	2.15%	(9)	1.90%

Ratios as a percentage of average gross assets (3)(8):

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.50%	(9)	0.83%
Operating expenses (4)	0.14%	(9)	1.20%
Belcrest Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.60%	(9)	0.37%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	0.82%	(9)	0.80%

Total expenses	2.06%	(9)	3.20%

Net investment income	1.56%	(9)	1.34%

Supplemental Data

Net assets, end of period (000’s omitted)	$2,449,371		$2,640,527
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)	0.12%		3%

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

9

BELCREST CAPITAL FUND LLC as of June 30, 2005

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belcrest Capital Fund LLC (Belcrest Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Fund’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The balance sheet at December 31, 2004 and the statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2004 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the six months ended June 30, 2005 and 2004:

(1)	On June 30, 2004, Belcrest Realty Corporation (Belcrest Realty) purchased an indirect investment in real property through a controlled subsidiary, Allagash Property Trust (Allagash), for $39,182,672.

(2)	In February, 2004, Belcrest Realty sold its majority interest in Casco Property Trust, LLC (Casco) to another investment fund advised by Boston Management and Research (Boston Management), for which a loss of $14,221,385 was recognized.

(3)	Purchases of Partnership Preference Units during the six months ended June 30, 2005 and 2004 include Partnership Preference Units purchased from other investment funds advised by Boston Management.

(4)	Sales of Partnership Preference Units for the six months ended June 30, 2005 and 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $14,645 and a loss of $1,660,672 were recognized, respectively.

3 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the six months ended June 30, 2005 and 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Six Months Ended

	June 30, 2005	June 30, 2004

Belvedere Company’s interest in the Portfolio (1)	$12,549,638,946	$ 11,762,239,521
The Fund’s investment in Belvedere Company (2)	$2,597,746,846	$2,791,311,368
Income allocated to Belvedere Company from the Portfolio	$108,215,319	$83,686,364
Income allocated to the Fund from Belvedere Company	$22,867,349	$20,516,523
Expenses allocated to Belvedere Company from the Portfolio	$27,963,656	$25,387,360
Expenses allocated to the Fund from Belvedere Company	$7,934,974	$8,383,203
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company
from the Portfolio	$9,053,287	$72,573,659
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from Belvedere
Company	$1,730,575	$20,886,828
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$(279,324,658)	$255,505,090
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
Belvedere Company	$(62,816,304)	$60,936,323

(1)	As of June 30, 2005 and 2004, the value of Belvedere Company’s interest in the Portfolio represents 68.4% and 64.7% of the Portfolio’s net assets, respectively.

(2)	As of June 30, 2005 and 2004, the Fund’s investment in Belvedere Company represents 20.7% and 23.7% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2005, December 31, 2004 and June 30, 2004 and its operations for the six months ended June 30, 2005, for the year ended December 31, 2004 and for the six months ended June 30, 2004 follows:

	June 30, 2005	December 31, 2004	June 30, 2004

Investments, at value	$18,281,922,793	$19,139,242,713	$18,156,546,589
Other assets	52,772,401	199,253,595	30,174,170

Total assets	$18,334,695,194	$19,338,496,308	$18,186,720,759

Securities sold short, at value	$-	$197,010,000	$-
Other liabilities	390,159	343,906	138,607

Total liabilities	$390,159	$197,353,906	$138,607

Net assets	$18,334,305,035	$19,141,142,402	$18,186,582,152

	June 30, 2005	December 31, 2004	June 30, 2004

Dividends and interest	$160,085,593	$292,265,206	$131,109,908

Investment adviser fee	$40,134,219	$77,609,178	$38,780,667
Other expenses	1,275,628	2,649,363	1,025,267
Total expense reductions	(89,120)	(26,706)	-

Net expenses	$41,320,727	$80,231,835	$39,805,934

Net investment income	$118,764,866	$212,033,371	$91,303,974
Net realized gain from
investment transactions,
securities sold short and
foreign currency transactions	12,967,888	152,422,840	118,166,339
Net change in unrealized
appreciation (depreciation) of
investments, securities sold
short and foreign currency	(421,158,753)	1,317,878,707	397,547,485

Net (decrease) increase in net
assets from operations	$(289,425,999)	$1,682,334,918	$607,017,798

4 Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2005 and December 31, 2004 are listed below.

5 Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate assets through its subsidiary, Belcrest

Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, debt and common equity investments in private real estate companies and in real property through controlled subsidiaries, Bel Santa Ana LLC, and Allagash, and formerly invested in Bel Alliance Properties, LLC and Casco (for the period during which Belcrest Realty maintained an interest in each of the controlled subsidiaries).

Belcrest Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation). The accounting policies of the reportable segments are the same as those for Belcrest Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

For the Three Months Ended	Tax Managed	Real
June 30, 2005	Growth Portfolio*	Estate	Total

Revenue	$7,756,967	$27,126,932	$34,883,899
Interest expense on mortgages	-	(5,056,669)	(5,056,669)
Interest expense on Credit Facility	-	(5,300,619)	(5,300,619)
Operating expenses	(495,511)	(4,080,961)	(4,576,472)
Minority interest in net income of
controlled subsidiaries	-	(428,187)	(428,187)

Net investment income	$7,261,456	$12,260,496	$19,521,952
Net realized gain (loss)	3,370,642	(2,144,549)	1,226,093
Net change in unrealized appreciation
(depreciation)	285,848	12,465,495	12,751,343

Net increase in net assets from
operations of reportable segments	$10,917,946	$22,581,442	$33,499,388

For the Three Months Ended	Tax Managed	Real
June 30, 2004	Growth Portfolio*	Estate	Total

Revenue	$6,557,329	$32,807,759	$39,365,088
Interest expense on mortgages	-	(8,297,581)	(8,297,581)
Interest expense on Credit Facility	-	(2,480,709)	(2,480,709)
Operating expenses	(585,153)	(13,459,041)	(14,044,194)
Minority interest in net loss of
controlled subsidiaries	-	120,908	120,908

Net investment income	$5,972,176	$8,691,336	$14,663,512
Net realized gain (loss)	10,588,185	(7,027,332)	3,560,853
Net change in unrealized appreciation
(depreciation)	18,087,307	21,062,139	39,149,446

Net increase in net assets from operations
of reportable segments	$34,647,668	$22,726,143	$57,373,811

For the Six Months Ended	Tax Managed	Real
June 30, 2005	Growth Portfolio*	Estate	Total

Revenue	$14,932,375	$44,599,407	$59,531,782
Interest expense on mortgages	-	(10,112,240)	(10,112,240)
Interest expense on Credit Facility	-	(9,853,453)	(9,853,453)
Operating expenses	(1,032,703)	(7,877,881)	(8,910,584)
Minority interest in net income of
controlled subsidiaries	-	(1,563,502)	(1,563,502)

Net investment income	$13,899,672	$15,192,331	$29,092,003
Net realized gain (loss)	1,730,575	(5,422,056)	(3,691,481)
Net change in unrealized appreciation
(depreciation)	(62,816,304)	32,169,337	(30,646,967)

Net (decrease) increase in net assets from
operations of reportable segments	$(47,186,057)	$41,939,612	$(5,246,445)

For the Six Months Ended	Tax Managed	Real
June 30, 2004	Growth Portfolio*	Estate	Total

Revenue	$12,133,320	$70,995,901	$83,129,221
Interest expense on mortgages	-	(17,942,775)	(17,942,775)
Interest expense on Credit Facility	-	(4,854,551)	(4,854,551)
Operating expenses	(1,137,178)	(28,653,002)	(29,790,180)
Minority interest in net income of
controlled subsidiaries	-	(124,797)	(124,797)

Net investment income	$10,996,142	$19,420,776	$30,416,918
Net realized gain (loss)	20,886,828	(25,083,008)	(4,196,180)
Net change in unrealized appreciation
(depreciation)	60,936,323	16,514,676	77,450,999

Net increase in net assets from operations
of reportable segments	$92,819,293	$10,852,444	$103,671,737

*Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue:
Revenue from reportable segments	$34,883,899	$39,365,088	$59,531,782	$83,129,221
Unallocated amounts:
Interest earned on cash not invested in
the Portfolio or in subsidiaries	70,477	133,933	133,440	235,081

Total revenue	$34,954,376	$39,499,021	$59,665,222	$83,364,302

		Three Months Ended	Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net increase (decrease) in net assets from
operations:
Net increase (decrease) in net assets from
operations of reportable segments	$33,499,388	$57,373,811	$(5,246,445)	$103,671,737
Unallocated investment income:
Interest earned on cash not invested in
the Portfolio or in subsidiaries	70,477	133,933	133,440	235,081
Unallocated expenses (1):
Distribution and servicing fees	(850,643)	(970,114)	(1,744,939)	(1,972,715)
Interest expense on Credit Facility	(328,902)	(103,363)	(518,603)	(202,273)
Audit, tax and legal fees	(87,138)	(61,321)	(173,523)	(114,625)
Other operating expenses	(27,724)	(28,994)	(45,988)	(47,462)

Total net increase (decrease) in net assets
from operations	$32,275,458	$56,343,952	$(7,596,058)	$101,569,743

(1)	Unallocated expenses represent costs incurred that pertain to the overall operation of Belcrest Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Tax-Managed	Real
At June 30, 2005	Growth Portfolio*	Estate	Total

Segment assets	$2,597,746,846	$ 900,376,685	$3,498,123,531
Segment liabilities	13,207,240	1,034,328,020	1,047,535,260

Net assets (liabilities) of reportable segments	$2,584,539,606	$ (133,951,335)	$2,450,588,271

	Tax-Managed	Real
At December 31, 2004	Growth Portfolio*	Estate	Total

Segment assets	$2,789,649,643	$ 868,971,808	$3,658,621,451
Segment liabilities	-	1,007,281,655	1,007,281,655

Net assets (liabilities) of reportable segments	$2,789,649,643	$ (138,309,847)	$2,651,339,796

*Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

	June 30, 2005	December 31, 2004

Net assets:
Net assets of reportable segments	$2,450,588,271	$2,651,339,796
Unallocated amounts:
Cash (1)	42,125,194	2,002,419
Short-term investments (1)	1,465,000	2,445,000
Loan payable – Credit Facility (2)	(44,566,832)	(14,989,056)
Other liabilities	(240,372)	(270,941)

Total net assets	$2,449,371,261	$2,640,527,218

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable – Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition (MD&A) and Results of Operations.

The information in this report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belcrest Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above.

MD&A and Results of Operations for the Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

Performance of the Fund.1 The Fund’s investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based unmanaged index of common stocks widely used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix a substantial portion of the borrowing costs under the Credit Facility (described under "Liquidity and Capital Resources" below) used to acquire equity in its real estate investments and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was 1.34% for the quarter ended June 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $108.51 to $109.96 during the period. The total return of the S&P 500 Index was 1.37% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.84% during the period. Last year, the Fund had a total return performance of 2.10% for the quarter ended June 30, 2004. This return reflected an increase in the Fund’s net asset value per share from $106.19 to $108.42 during the period. The S&P 500 Index had a total return of 1.72% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.79% during that period.

Performance of the Portfolio. For the quarter ended June 30, 2005, the Portfolio had a total return of 0.50%, which compares to the 1.37% total return of the S&P 500 Index over the same period. During the second quarter of last year, the Portfolio had a total return of 1.31% and the S&P 500 Index had a total return of 1.72% . Following a negative first quarter, U.S. equities posted modest gains in the second quarter of 2005. Despite record high oil prices and rising short-term interest rates, the U.S. economy remained vibrant as evidenced by healthy consumer spending, continued growth in corporate earnings and rebounding manufacturing activity. Even with positive economic indicators, investors remained cautious on equities, particularly growth stocks. Defensive, higher yielding stocks generally outperformed more aggressive stocks, and small- and mid-cap stocks generally outperformed large-cap stocks, a reversal of style and market capitalization leadership from the same period last year.

Utilities, health care and financials were the top performing market sectors during the second quarter of 2005, while the materials and industrials sectors were the worst performing sectors. Market leading industries in the second quarter included electric utilities, health care equipment, real estate and insurance. Metals, internet retailers and office electronics were among the weakest performing industries.

1	Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. The Portfolio’s total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, the Fund’s current performance may be lower or higher. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an Index.

The Portfolio invests on a long-term basis in a broadly diversified portfolio of primarily large-cap stocks. During the quarter, its large-cap orientation and growth emphasis were not consistent with a market environment that favored small-and mid-cap stocks and value-style investing. The Portfolio’s de-emphasis of the slower-growth, high yielding sectors, such as utilities, hurt returns during the period. Overweightings of the underperforming industrials and consumer discretionary sectors and stock selection within the insurance and asset management industries also hurt the Portfolio’s performance.

On the positive side, an overweighted position in the energy sector helped the Portfolio’s performance, as investments in oil production, equipment and drilling companies advanced on record oil prices. The Portfolio’s underweight of the materials sector, the worst performing sector during the quarter, and stock selection within the telecom services, food and staples retailing industries were also beneficial to performance during the quarter.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of June 30, 2005, real estate investments included an interest in Allagash Property Trust (Allagash), which is a real estate joint venture (Real Estate Joint Venture), Bel Santa Ana LLC (Bel Santa Ana), which is a property subject to a long-term net lease (Net Leased Property), certain debt and common equity securities of two private real estate companies, and a portfolio of income-producing preferred equity interests in real estate operating partnerships (Partnership Preference Units), a portion of which is held through a wholly owned subsidiary. Allagash owns industrial distribution properties and Bel Santa Ana owns two suburban office buildings. As of June 30, 2005, the estimated fair value of the Fund’s real estate investments represented 24.8% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Venture, the Fund’s real estate investments represented 32.6% of the Fund’s net assets as of June 30, 2005.

During the quarter ended June 30, 2005, rental income from real estate operations was approximately $10.5 million compared to approximately $21.3 million for the quarter ended June 30, 2004, a decrease of $10.8 million or 51%. This decrease in rental income was principally due to Belcrest Realty’s October 2004 sale of all of the properties held by a multifamily Real Estate Joint Venture that provided 94.5% of consolidated rental income for the quarter ended June 30, 2004. The decline in rental income due to the sale of the multifamily properties was offset in part by the rental income of Allagash, which was acquired in June 2004. For the quarter ended June 30, 2005, Allagash’s rental income was negatively affected by a less favorable leasing environment than expected. For many industrial distribution properties, reduced rent levels are likely to continue over the near term. Boston Management expects that improvements in industrial distribution property operating performance will occur over the longer term. During the quarter ended June 30, 2004, rental income decreased due to the sale of Belcrest Realty’s interest in another multifamily Real Estate Joint Venture in February 2004 and also due to lower rental revenue from continuing operations.

During the quarter ended June 30, 2005, property operating expenses were approximately $2.1 million compared to approximately $11.9 million for the quarter ended June 30, 2004, a decrease of $9.8 million or 82% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $1.9 million for the quarter ended June 30, 2005 and $1.6 million for the quarter ended June 30, 2004). The decrease in property operating expenses was principally due to the October 2004 asset sale referenced in the preceding paragraph. For the quarter ended June 30, 2005, Allagash’s property operating expenses were in line with expectations. Belcrest Realty does not record property operating expenses for Bel Santa Ana, as such expenses are assumed by the tenant under the terms of the lease agreement. Property operating expenses for the quarter ended June 30, 2004 decreased approximately 20% due principally to the February 2004 asset sale referenced above.

During the quarter ended June 30, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes Allagash, Bel Santa Ana and certain debt and equity securities) of approximately $12.3 million compared to net unrealized appreciation of approximately $13.3 million during the quarter ended June 30, 2004. Net unrealized appreciation of approximately $12.3 million during the quarter ended June 30, 2005 consisted of approximately $13.0 million of unrealized appreciation in the value of the property of Bel Santa Ana, $0.7 million of unrealized appreciation in the value of the properties of Allagash and $1.4 million of net unrealized depreciation of other real estate investments. The Fund’s net unrealized appreciation for the quarter ended June 30, 2004 was primarily associated with the expected sale of Belcrest Realty’s multifamily properties.

During the quarter ended June 30, 2005, Belcrest Realty sold certain of its Partnership Preference Units for proceeds totaling approximately $0.2 million, recognizing a slight net gain on the transactions. During the quarter ended June 30,

2005, Belcrest Realty also acquired interests in additional Partnership Preference Units for a total of $25.0 million. During the quarter ended June 30, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its Partnership Preference Units of approximately $8.1 million compared to net unrealized depreciation of approximately $8.9 million during the quarter ended June 30, 2004. The net unrealized appreciation of approximately $8.1 million during the quarter ended June 30, 2005 resulted from increases in the per unit values of Partnership Preference Units held due to low long-term interest rates and certain issuer-specific factors. The Fund’s net unrealized depreciation in the second quarter of 2004 resulted primarily from decreases in per unit values of the Partnership Preference Units held due to rising interest rates during the period.

Distributions from Partnership Preference Units for the quarter ended June 30, 2005 totaled approximately $6.9 million compared to approximately $11.4 million for the quarter ended June 30, 2004, a decrease of $4.5 million or 39%. The decrease was due principally to fewer Partnership Preference Units held on average during the quarter, as well as lower average distribution rates for the Partnership Preference Units held. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units to pay lower distribution rates (reflecting lower market rates for preferred securities) as they neared potential call. During the quarter ended June 30, 2005, the Fund also received a special distribution of approximately $9.5 million from its investment in two private real estate companies. The distribution resulted from a recapitalization of the issuers. Distributions from

Partnership Preference Units decreased for the quarter ended June 30, 2004 due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2005, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $10.1 million, compared to net realized and unrealized gains of approximately $11.5 million for the quarter ended June 30, 2004. Net realized and unrealized losses on swap agreements for the quarter ended June 30, 2005 consisted of $7.9 million of unrealized depreciation due to changes in swap agreement valuations and $2.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended June 30, 2004, unrealized appreciation of $16.7 million on swap agreement valuation changes was offset in part by $5.2 million of swap agreement periodic payments. The negative impact on Fund performance for the quarter ended June 30, 2005 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period. The positive contribution for the quarter ended June 30, 2004 from changes in swap valuations was attributable to an increase in swap rates during the period.

MD&A and Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Performance of the Fund. The Fund’s total return was -0.19% for the six months ended June 30, 2005. This return reflects a decrease in the Fund’s net asset value per share from $111.88 to $109.96 and a distribution of $1.66 per share during the period. The S&P 500 Index had a total return of -0.81% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.30% during the period. Last year, the Fund had a total return performance of 3.77% for the six months ended June 30, 2004. This return reflected an increase in the Fund’s net asset value per share from $104.87 to $108.42 and a distribution of $0.39 per share during the period. The S&P 500 Index had a total return of 3.44% over the same period. The performance of the Fund exceeded that of the Portfolio by 0.32% during that period.

Performance of the Portfolio. For the six months ended June 30, 2005, the Portfolio had a total return of -1.49%, which compares to the -0.81% total return of the S&P 500 Index over the same period. During the first half of last year, the Portfolio had a total return of 3.45% and the S&P 500 Index had a total return of 3.44% . Although consumer spending, manufacturing activity and corporate earnings growth remained healthy during the first half of 2005, investor concerns about rising interest rates, a mounting trade deficit and record oil prices hampered stock market performance. Equity market leadership for the first half of 2005 can be characterized as defensive and interest rate sensitive. Higher yielding stocks generally outperformed more aggressive stocks, and small- and mid-cap stocks generally outperformed large-cap stocks. Energy, utilities and healthcare were the strongest performing sectors, while telecommunications and materials were the weakest performing sectors.

The Portfolio invests on a long-term basis in a broadly diversified portfolio of primarily large-cap stocks. The Portfolio’s sector allocation at June 30, 2005 remained comparable to that as of June 30, 2004, with a slight increase to the consumer staples and energy sectors. During the first half of 2005, its large-cap orientation and growth emphasis were not consistent with a market environment that favored small-and mid-cap stocks and value-style investing. The Portfolio’s de-emphasis of the slower-growth, high yielding sectors, such as utilities, hurt returns during the period. The Portfolio’s returns were also negatively affected by its overweight of airfreight logistics and machinery investments, and adverse stock selection within food and staples retailing industries.

On the positive side, an overweighted position in the energy sector helped the Portfolio’s performance, as investments in oil production, equipment and drilling companies advanced on record oil prices. The Portfolio’s underweight of the information technology and materials sectors was also helpful, as electronic equipment, computers and metal industries declined during the first half of 2005. The Portfolio also benefited from favorable stock selection within the diversified telecom, mortgage-thrifts and consumer service sectors during the period.

Performance of Real Estate Investments. During the six months ended June 30, 2005, rental income from real estate operations was approximately $20.6 million compared to approximately $45.9 million for the six months ended June 30, 2004, a decrease of $25.3 million or 55%. This decrease in rental income was principally due to Belcrest Realty’s February 2004 sale of a multifamily Real Estate Joint Venture and its October 2004 sale of all of the properties held by another multifamily Real Estate Joint Venture that together provided 95.0% of the Fund’s consolidated rental income during the six months ended June 30, 2004. The decline in rental income due to the sales described in the preceding sentence was offset in part by the rental income of Allagash, which was acquired in June 2004. For the six months ended June 30, 2005, Allagash’s rental income was negatively affected by a less favorable leasing environment than expected. For many industrial distribution properties, reduced rent levels are likely to continue over the near term. Boston Management expects that improvements in industrial distribution property operating performance will occur over the longer term. For the six months ended June 30, 2004 rental income from real estate operations decreased principally due to the sale of Belcrest Realty’s interest in a multifamily Real Estate Joint Venture in February 2004 and also due to lower rental revenue from continuing operations.

During the six months ended June 30, 2005, property operating expenses were approximately $3.9 million compared to approximately $25.4 million for the six months ended June 30, 2004, a decrease of $21.5 million or 85% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $3.9 million for the six months ended June 30, 2005 and $3.3 million for the six months ended June 30, 2004). The decrease in property operating expenses was principally due to the asset sales referenced in the preceding paragraph. For the six months ended June 30, 2005, Allagash’s property operating expenses were below expectations. Belcrest Realty does not record property operating expenses for Bel Santa Ana, as such expenses are assumed by the tenant under the terms of the lease agreement. During the six months ended June 30, 2004, property operating expenses decreased principally due to the February 2004 asset sale referenced above and lower operating expenses of continuing operations.

The estimated fair value of the real properties held through Belcrest Realty was approximately $498.9 million at June 30, 2005 compared to approximately $477.9 million at December 31, 2004, an increase of $21.0 million or 4%. This increase in the estimated fair value of the real properties for the six months ended June 30, 2005 was principally due to increases in the estimated fair values of the Allagash and Bel Santa Ana properties. Despite weak operating conditions in many real estate market segments over the past several years and lower near-term earnings expectations, property values have generally benefited from lower capitalization and discount rates.

During the six months ended June 30, 2005, the Fund saw net unrealized appreciation in the estimated fair value of its other real estate investments (which includes Allagash, Bel Santa Ana and certain debt and equity securities) of approximately $19.4 million compared to approximately $24.4 million of net unrealized appreciation for the six months ended June 30, 2004. Net unrealized appreciation of $19.4 million during the six months ended June 30, 2005 was due to increases in the estimated fair values of properties held by Allagash and Bel Santa Ana offset by slight depreciation in the value of debt and equity investments in two private real estate companies. The Fund’s net unrealized appreciation in the estimated fair value of its other real estate investments for the six months ended June 30, 2004 included approximately $9.4 million of unrealized appreciation in the value of Belcrest Realty’s interest in a multifamily Real Estate Joint Venture based upon its expected property sale and approximately $15.0 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation to realized losses due to the February 2004 sale of a multifamily Real Estate Joint Venture interest.

During the six months ended June 30, 2005, Belcrest Realty sold (and experienced scheduled redemptions of) certain of its Partnership Preference Units totaling $20.8 million (including sales to other investment funds advised by Boston Management), recognizing net losses of approximately $0.5 million on the transactions. During the six months ended June 30, 2005, Belcrest Realty also acquired interests in additional Partnership Preference Units for a total of approximately $25.0 million. At June 30, 2005, the estimated fair value of Belcrest Realty’s Partnership Preference Units totaled approximately $368.5 million compared to approximately $352.7 million at December 31, 2004, an increase of $15.8 million or 4%. This net increase in the estimated fair value of Belcrest Realty’s Partnership Preference Units was principally due to more Partnership Preference Units held at June 30, 2005 and increases in the per unit values of the Partnership Preference Units held. Estimated fair values for Partnership Preference Units have been positively affected by low long-term interest rates, and by tight spreads for credit-sensitive income securities, including real estate-related securities.

The Fund saw unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $12.1 million during the six months ended June 30, 2005 compared to unrealized depreciation of approximately $15.9 million for the six months ended June 30, 2004. The unrealized appreciation of approximately $12.1 million during the six months ended June 30, 2005 consisted of approximately $11.4 million of unrealized appreciation as a result of increases in the per unit values of Partnership Preference Units held and approximately $0.7 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the six months ended June 30, 2005. The unrealized depreciation for the first six months of 2004 consisted of approximately $14.4 million of unrealized depreciation as a result of decreases in the per unit values of the Partnership Preference Units held due to rising interest rates during the period and approximately $1.4 million of unrealized depreciation resulting from the recharacterization of previously recorded unrealized appreciation to realized gains due to sales of Partnership Preference Units during the six months ended June 30, 2004.

Distributions from Partnership Preference Units for the six months ended June 30, 2005 totaled approximately $14.0 million compared to approximately $24.9 million for the six months ended June 30, 2004, a decrease of $10.9 million or 44%. The decrease in the distributions from Partnership Preference Units for the six months ended June 30, 2005 was principally due to fewer Partnership Preference Units held on average during the six months ended June 30, 2005 and lower average distribution rates. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units to pay lower distribution rates (reflecting lower market rates for preferred securities) as they neared potential call. During the six months ended June 30, 2005, the Fund also received a special distribution of approximately $9.5 million from its investment in two private real estate companies. The distribution resulted from a recapitalization of the issuers. Distributions from Partnership Preference Units decreased during the first six months of 2004 due to fewer Partnership Preference Units held on average and lower average distribution rates for the Partnership Preference Units held, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2005 net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $4.2 million, compared to net realized and unrealized losses of approximately $2.1 million for the six months ended June 30, 2004. Net realized and unrealized losses on swap agreements for the six months ended June 30, 2005 consisted of $0.6 million of unrealized appreciation due to changes in swap agreement valuations offset by $4.9 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the six months ended June 30, 2004, unrealized appreciation of $8.0 million on swap agreement valuation changes was offset by $10.1 million of swap agreement periodic payments. The positive contribution to Fund performance for the six months ended June 30, 2005 and 2004 from changes in swap agreement valuations was attributable to increases in swap rates during the periods for swaps with maturities comparable to those of the Fund’s swaps.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of June 30, 2005, the Fund had outstanding borrowings of $692.0 million and $81.0 million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $4.7 million. As of December 31, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $4.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate secured mortgage debt obligations of the Real Estate Joint Venture and Net Leased Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility used to acquire equity in real estate investments and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Under the terms of the interest rate swap agreements, the Fund makes cash payments at fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 4 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity Cost, Principal (Notional) Amount by Contractual Maturity and Callable Date for the Twelve Months Ended June 30,*

							Estimated
							Fair Value as
		2007-					of June 30,
	2006	2008	2009	2010	Thereafter	Total	2005

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages					$353,770,504	$353,770,504	$367,500,000
Average interest rate					5.67%	5.67%

Variable-rate Credit
Facility				$692,000,000		$692,000,000	$692,000,000
Average interest rate				3.65%		3.65%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate swap
agreements				$623,855,000	$ 3,870,000	$627,725,000	$4,749,422
Average pay rate				4.67%	6.29%	4.68%
Average receive rate				3.64%	3.64%	3.64%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

							Estimated
							Fair Value as
		2007-					of June 30,
	2006	2008	2009	2010	Thereafter	Total	2005

Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units, Callable
12/2/08, Current Yield:
6.96%			$30,692,313			$30,692,313	$ 30,909,900

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative Redeemable
Perpetual Preferred Units,
Callable 8/24/09, Current
Yield: 7.16%				$4,809,800		$4,809,800	$ 5,064,000

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units, Callable
12/31/09, Current Yield:
7.78%				$26,619,033		$26,619,033	$ 26,823,405

Liberty Property L.P.,
7.45% Series B
Cumulative Redeemable
Preferred Units, Callable
8/31/09, Current Yield:
7.08%				$39,750,000		$39,750,000	$ 41,817,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units, Callable
3/24/10, Current Yield
7.72%				$55,000,000		$55,000,000	$57,464,000

MHC Operating Limited
Partnership, 7.95% Series
F Cumulative Redeemable
Perpetual Preference
Units, Callable 6/30/10,
Current Yield 7.67%				$25,000,000		$25,000,000	$25,900,000

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 10.36%	$27,877,518					$27,877,518	$ 33,510,408

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 10.36%	$29,833,200					$29,833,200	$ 31,848,000

							Estimated
							Fair Value as
		2007-					of June 30,
	2006	2008	2009	2010	Thereafter	Total	2005

	PSA Institutional Partners,
	L.P., 6.40% Series NN
	Cumulative Redeemable
	Perpetual Preferred Units,
	Callable 3/17/10, Current
	Yield: 6.55%			$70,096,660		$ 70,096,660	$ 68,742,300

	Regency Centers, L.P.,
	7.45% Series D
	Cumulative Redeemable
	Preferred Units, Callable
	9/29/09, Current Yield:
	7.05%			$32,000,000		$ 32,000,000	$ 33,792,000

	Vornado Realty, L.P., 7%
	Series D-10 Cumulative
	Redeemable Preferred
	Units, Callable 11/17/08,
	Current Yield: 6.67%(1)		$11,785,699			$ 11,785,699	$ 12,589,518

	Note Receivable:

	Fixed-rate note receivable,
	8%				$ 3,352,436	$ 3,352,436	$ 4,033,166

*	The amounts listed reflect the Fund’s positions as of June 30, 2005. The Fund’s current positions may differ.

(1)	Belcrest Realty’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

Item 4. Controls and Procedures.

Fund Governance. As the Fund’s manager, the complete and entire management, control and operation of the Fund are vested in Eaton Vance. The Fund’s Chief Executive Officer and Chief Financial Officer intend to report to the Board of Directors of Eaton Vance, Inc. (the sole trustee of Eaton Vance) any significant deficiency in the design or operation of internal control over financial reporting which could adversely affect the Fund’s ability to record, process, summarize and report financial data, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal control over financial reporting. Effective August 10, 2005, Michelle A. Green will resume her position as the Fund’s Chief Financial Officer following her return from maternity leave.

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended June 30, 2005, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

April 30, 2005	149,411.343	$106.83

May 31, 2005	59,194.042	$108.08

June 30, 2005	191,440.856	$109.75

Total	400,046.241	$109.08

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended June 30, 2005.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K:

(a) The following is a list of all exhibits filed as part of this Form 10-Q:

10(4)	(a)	Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on August 9, 2005.

BELCREST CAPITAL FUND LLC

/s/ James L. O'Connor James L. O'Connor Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

10(4) (a) Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002