Form 10-Q
period 2005-09-30
BELCREST CAPITAL FUND LLC
filed 2005-11-09
CIK 1070495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File No. 000-30509

Belcrest Capital Fund LLC (Exact name of registrant as specified in its charter)

Massachusetts	04-3453080
(State of organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	617-482-8260

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

YES	__X__	NO ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES	__X__	NO ____

		Belcrest Capital Fund LLC
		Index to Form 10-Q
PART I		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements
		Condensed Consolidated Statements of Assets and Liabilities as of
		September 30, 2005 (Unaudited) and December 31, 2004	3
		Condensed Consolidated Statements of Operations (Unaudited) for the
		Three Months Ended September 30, 2005 and 2004 and for the Nine Months
		Ended September 30, 2005 and 2004	4
		Condensed Consolidated Statements of Changes in Net Assets for the
		Nine Months Ended September 30, 2005 (Unaudited) and the Year
		Ended December 31, 2004	6
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the
		Nine Months Ended September 30, 2005 and 2004	7
		Financial Highlights for the Nine Months Ended
		September 30, 2005 (Unaudited) and the Year Ended December 31, 2004	9
		Notes to Condensed Consolidated Financial Statements
		as of September 30, 2005 (Unaudited)	10
Item	2.	Management’s Discussion and Analysis of Financial Condition (MD&A)
		and Results of Operations	16
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item	4.	Controls and Procedures	24
PART II		OTHER INFORMATION
Item	1.	Legal Proceedings	24
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item	3.	Defaults Upon Senior Securities	25
Item	4.	Submission of Matters to a Vote of Security Holders	25
Item	5.	Other Information	25
Item	6.	Exhibits	25
SIGNATURES			26
EXHIBIT INDEX			27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities

	September 30, 2005
	(Unaudited)	December 31, 2004

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$2,649,671,628	$2,789,649,643
Investment in Partnership Preference Units	388,612,937	352,678,635
Investment in other real estate	504,820,091	488,726,668
Short-term investments	8,685,566	2,445,000

Total investments	$3,551,790,222	$3,633,499,946
Cash	19,345,170	11,111,993
Open interest rate swap agreements, at value	12,801,002	4,109,074
Distributions and interest receivable	2,335,535	673,239
Other assets	11,870,849	13,674,618

Total assets	$3,598,142,778	$3,663,068,870

Liabilities:
Loan payable – Credit Facility	$692,000,000	$635,000,000
Mortgages payable	353,443,712	354,406,800
Payable to affiliate for investment advisory and administrative fees	594,418	-
Payable to affiliate for distribution and servicing fees	472,911	-
Security deposits	588,000	480,654
Accrued expenses:
Swap interest expense	56,335	239,451
Interest expense	1,995,655	1,757,118
Property taxes	1,459,048	60,524
Other expenses and liabilities	2,923,639	2,941,949
Minority interests in controlled subsidiaries	26,533,737	27,655,156

Total liabilities	$1,080,067,455	$1,022,541,652

Net assets	$2,518,075,323	$2,640,527,218

Shareholders’ Capital	$2,518,075,323	$2,640,527,218

Shares outstanding	22,011,837	23,600,748

Net asset value and redemption price per Share	$114.40	$111.88

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes of $68,074, $111,922, $558,288
and $461,053, respectively)	$10,369,440	$10,065,081	$ 33,102,944	$30,502,038
Interest allocated from Belvedere Company	67,096	17,108	200,941	96,674
Expenses allocated from Belvedere Company	(3,979,332)	(4,037,716)	(11,914,306)	(12,420,919)

Net investment income allocated from
Belvedere Company	$6,457,204	$6,044,473	$ 21,389,579	$18,177,793
Rental income	11,658,236	25,969,715	32,254,578	71,866,067
Distributions from Partnership Preference Units	6,906,259	8,266,294	20,955,076	33,202,201
Interest	414,932	150,672	1,024,606	549,395
Other income	-	-	9,478,014	-

Total investment income	$25,436,631	$40,431,154	$ 85,101,853	$123,795,456

Expenses:
Investment advisory and administrative fees	$2,400,677	$2,753,094	$ 7,038,531	$7,958,666
Property management fees	256,628	882,070	799,189	2,614,632
Distribution and servicing fees	900,657	938,553	2,645,596	2,911,268
Interest expense on mortgages	5,051,988	8,278,467	15,164,228	26,221,242
Interest expense on Credit Facility	6,761,292	4,171,289	17,133,348	9,228,113
Property and maintenance expenses	419,944	8,422,016	1,264,781	25,756,658
Property taxes and insurance	1,381,254	3,827,958	3,940,608	10,163,715
Miscellaneous	1,255,275	1,007,385	3,043,401	1,706,564

Total expenses	$18,427,715	$30,280,832	$ 51,029,682	$86,560,858
Deduct-
Reduction of investment advisory
and administrative fees	634,403	646,293	1,877,040	2,001,738

Net expenses	$17,793,312	$29,634,539	$ 49,152,642	$84,559,120

Net investment income before
minority interests in net income of
controlled subsidiaries	$7,643,319	$10,796,615	$ 35,949,211	$39,236,336
Minority interests in net income of
controlled subsidiaries	(763,507)	(795,217)	(2,327,009)	(920,014)

Net investment income	$6,879,812	$10,001,398	$ 33,622,202	$38,316,322

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Realized and Unrealized Gain (Loss)
Net realized gain (loss) -
Investment transactions, securities sold short
and foreign currency transactions allocated
from Belvedere Company (identified cost basis)	$8,728,880	$(1,240)	$10,459,455	$20,885,588
Investment transactions in Partnership
Preference Units (identified cost basis)	241,273	(826,892)	(302,058)	(1,552,393)
Investment transactions in other real estate
(net of minority interests in realized gain (loss) of
controlled subsidiary of $447,889, $0, $447,889
and $(8,247,434), respectively)	2,013,042	-	2,013,042	(14,221,385)
Interest rate swap agreements (1)	(1,352,709)	(8,587,190)	(6,231,434)	(18,723,312)

Net realized gain (loss)	$9,630,486	$(9,415,322)	$5,939,005	$(13,611,502)

Change in unrealized appreciation (depreciation) -
Investments, securities sold short and foreign
currency allocated from Belvedere Company
(identified cost basis)	$79,303,118	$(65,711,201)	$16,486,814	$(4,774,878)
Investment in Partnership Preference
Units (identified cost basis)	(5,788,590)	3,906,718	6,328,085	(11,964,562)
Investment in other real estate (net of minority
interests in unrealized appreciation (depreciation) of
controlled subsidiaries of $267,399, $(1,124,078),
$(1,271,005), and $(10,858,604), respectively)	643,386	1,866,068	20,055,700	26,254,291
Interest rate swap agreements	8,051,580	(8,987,626)	8,691,928	(989,893)

Net change in unrealized appreciation (depreciation)	$82,209,494	$(68,926,041)	$51,562,527	$8,524,958

Net realized and unrealized gain (loss)	$91,839,980	$(78,341,363)	$57,501,532	$(5,086,544)

Net increase (decrease) in net assets
from operations	$98,719,792	$(68,339,965)	$91,123,734	$33,229,778

(1)	Amounts include periodic payments made in connection with interest rate awap agreements of $1,352,709, $4,828,723, $6,231,434 and $14,964,845 (Note 4).

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets

	Nine Months
	Ended
	September 30, 2005	Year Ended
	(Unaudited)	December 31, 2004

Increase (Decrease) in Net Assets:
From operations -
Net investment income	$33,622,202	$50,429,115
Net realized gain (loss) from investment transactions, securities sold
short, foreign currency transactions and interest rate swap agreements	5,939,005	(12,458,127)
Net change in unrealized appreciation (depreciation) of investments, securities sold short, foreign currency and interest rate swap
agreements	51,562,527	143,673,176

Net increase in net assets from operations	$91,123,734	$181,644,164

Transactions in Fund Shares -
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$15,823,106	$4,033,847
Net asset value of Fund Shares redeemed	(190,293,622)	(264,196,823)

Net decrease in net assets from Fund Share transactions	$(174,470,516)	$(260,162,976)

Distributions -
Distributions to Shareholders	$(39,105,113)	$(10,138,562)

Total distributions	$(39,105,113)	$(10,138,562)

Net decrease in net assets	$(122,451,895)	$(88,657,374)

Net assets:
At beginning of period	$2,640,527,218	$2,729,184,592

At end of period	$2,518,075,323	$2,640,527,218

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Cash Flows From (For) Operating Activities –
Net increase in net assets from operations	$91,123,734	$33,229,778
Adjustments to reconcile net increase in net assets from
operations to net cash flows for operating activities -
Net investment income allocated from Belvedere Company	(21,389,579)	(18,177,793)
Investment loss allocated to minority interest shareholder	(738,644)	-
Increase in escrow deposits	-	(1,223,268)
Increase in interest receivable from other real estate investments	(230,800)	(213,704)
(Increase) decrease in other assets	3,896,650	(6,545,728)
Increase in distributions and interest receivable	(1,662,296)	(440,414)
Decrease in interest payable for open swap agreements	(183,116)	(131,288)
Increase in payable to affiliate for investment advisory and administrative fees	594,418	-
Increase in payable to affiliate for distribution and servicing fees	472,911	-
Increase (decrease) in security deposits, accrued interest and accrued
other expenses and liabilities	(471,136)	7,166,310
Decrease in due to bank - cash overdraft	-	(6,723,986)
Increase (decrease) in accrued property taxes	1,398,524	(2,308,777)
Purchases of Partnership Preference Units	(55,006,611)	(155,528,262)
Proceeds from sales of Partnership Preference Units	25,098,336	213,400,534
Payment for investments in other real estate	-	(419,323,825)
Proceeds from sale of investment in other real estate	5,214,492	28,699,431
Improvements to rental property	(1,924,370)	(3,171,723)
Decrease in cash due to sale of majority interest in controlled subsidiary	-	(983,616)
Interest incurred on interest rate swap agreements	(6,231,434)	(14,964,845)
Payment for termination of interest rate swap agreements	-	(3,758,467)
(Increase) decrease in short-term investments	(6,240,566)	46,195,348
Minority interests in net income of controlled subsidiaries	2,327,009	920,014
Net realized (gain) loss from investment transactions, securities sold short,
foreign currency transactions and interest rate swap agreements	(5,939,005)	13,611,502
Net change in unrealized (appreciation) depreciation of investments, securities sold short, foreign currency and interest rate swap
agreements	(51,562,527)	(8,524,958)

Net cash flows for operating activities	$(21,454,010)	$(298,797,737)

Cash Flows From (For) Financing Activities –
Proceeds from Credit Facility	$57,000,000	$468,000,000
Repayments of Credit Facility	-	(154,000,000)
Repayments on mortgages	(963,088)	(3,908,672)
Issuance of real estate joint venture preferred shares	240,000	-
Payments for Fund Shares redeemed	(1,979,759)	(2,243,996)
Distributions paid to Shareholders	(23,282,007)	(6,105,774)
Distributions paid to minority shareholders	(1,327,959)	(16,800)
Capital contributed to controlled subsidiaries	-	1,813,252

Net cash flows from financing activities	$29,687,187	$303,538,010

Net increase in cash	$8,233,177	$4,740,273

Cash at beginning of period	$11,111,993	$5,842,185

Cash at end of period	$19,345,170	$10,582,458

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Supplemental Disclosure and Non-cash Investing and
Financing Activities –
Interest paid on loan – Credit Facility	$16,805,084	$9,070,993
Interest paid on mortgages	$15,055,636	$25,856,585
Interest paid on swap agreements	$6,414,550	$15,096,133
Market value of securities distributed in payment of
redemptions	$188,313,863	$176,328,007
Market value of real property and other assets, net
of current liabilities, assumed in conjunction with the
acquisition of other real estate	$-	$524,737,740
Market value of minority interests assumed in conjunction with
the acquisition of other real estate	$-	$105,471,385
Market value of real property and other assets, net
of current liabilities, disposed of in conjunction with the
sale of other real estate	$-	$155,855,342
Mortgage disposed of in conjunction with the sale of
other real estate	$-	$120,901,649
Market value of minority interests disposed of in conjunction
with the sale of other real estate	$-	$7,953,203
Non-cash change in working capital of real estate investments	$2,092,881	$-

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Highlights
	Nine Months Ended
	September 30, 2005		Year Ended
	(Unaudited)		December 31, 2004

Net asset value – Beginning of period	$111.880		$104.870

Income (loss) from operations

Net investment income (1)	$1.481		$2.023
Net realized and unrealized gain	2.699		5.377

Total income from operations	$4.180		$7.400

Distributions

Distributions to Shareholders	$(1.660)		$(0.390)

Total distributions	$(1.660)		$(0.390)

Net asset value – End of period	$114.400		$111.880

Total Return (2)	3.84%		7.08%

Ratios as a percentage of average net assets (3):

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.69%	(9)	1.17%
Operating expenses (4)	0.24%	(9)	1.70%
Belcrest Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.91%	(9)	0.52%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	1.15%	(9)	1.13%

Total expenses	2.99%	(9)	4.52%

Net investment income	1.79%	(9)	1.90%

Ratios as a percentage of average gross assets (3)(8):

Expenses of Consolidated Real Property Subsidiaries
Interest and other borrowing costs (4)	0.50%	(9)	0.83%
Operating expenses (4)	0.17%	(9)	1.20%
Belcrest Capital Fund LLC Expenses
Interest and other borrowing costs (5)(6)	0.66%	(9)	0.37%
Investment advisory and administrative fees, distribution and
servicing fees and other Fund operating expenses (5)(7)	0.83%	(9)	0.80%

Total expenses	2.16%	(9)	3.20%

Net investment income	1.29%	(9)	1.34%

Supplemental Data

Net assets, end of period (000’s omitted)	$2,518,075		$2,640,527
Portfolio turnover of Tax-Managed Growth Portfolio (the Portfolio)	0.32%		3%

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
(9) Annualized.
See notes to unaudited condensed consolidated financial statements

9

BELCREST CAPITAL FUND LLC as of September 30, 2005 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended

Investment Transactions	September 30, 2005	September 30, 2004

Decreases in investment in Belvedere Capital Fund Company LLC	$188,313,863	$176,328,007
Acquisition of other real estate (1)	$-	$419,323,825
Sale of other real estate (2)	$5,214,492	$28,699,431
Purchases of Partnership Preference Units (3)	$55,006,611	$155,528,262
Sales of Partnership Preference Units (4)	$25,098,336	$213,400,534

(1)	On June 30, 2004 and August 4, 2004, Belcrest Realty Corporation (Belcrest Realty) purchased an indirect investment in real property through a controlled subsidiary, Allagash Property Trust (Allagash), for $39,182,672 and $380,141,153, respectively.

(2)	On September 30, 2005, Allagash sold a portion of its interest in property management contracts pertaining to properties of which the Fund does not own a direct or indirect interest for which Belcrest Realty recognized a gain of $2,013,042. In February, 2004, Belcrest Realty sold its majority interest in Casco Property Trust, LLC (Casco) to another investment fund advised by Boston Management and Research (Boston Management), for which a loss of $14,221,385 was recognized.

(3)	Purchases of Partnership Preference Units during the nine months ended September 30, 2005 and 2004 include Partnership Preference Units purchased from other investment funds advised by Boston Management.

(4)	Sales of Partnership Preference Units for the nine months ended September 30, 2005 and 2004 include Partnership Preference Units sold to other investment funds advised by Boston Management for which a gain of $255,918 and a loss of $3,081,538 were recognized, respectively.

3 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2005 and 2004, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

	Nine Months Ended

	September 30, 2005	September 30, 2004

Belvedere Company’s interest in the Portfolio (1)	$12,961,349,455	$ 11,744,785,646
The Fund’s investment in Belvedere Company (2)	$2,649,671,628	$2,659,373,006
Income allocated to Belvedere Company from the Portfolio	$159,159,909	$127,279,355
Income allocated to the Fund from Belvedere Company	$33,303,885	$30,598,712
Expenses allocated to Belvedere Company from the Portfolio	$42,358,154	$38,377,075
Expenses allocated to the Fund from Belvedere Company	$11,914,306	$12,420,919
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to Belvedere Company
from the Portfolio	$51,628,117	$72,613,080
Net realized gain from investment transactions, securities sold short and foreign currency transactions allocated to the Fund from
Belvedere Company	$10,459,455	$20,885,588
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to Belvedere
Company from the Portfolio	$102,841,168	$(18,939,820)
Net change in unrealized appreciation (depreciation) of investments, securities sold short and foreign currency allocated to the Fund from
Belvedere Company	$16,486,814	$(4,774,878)

(1)	As of September 30, 2005 and 2004, the value of Belvedere Company’s interest in the Portfolio represents 69.3% and 65.9% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2005 and 2004, the Fund’s investment in Belvedere Company represents 20.5% and 22.6% of Belvedere Company’s net assets, respectively.

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2005, December 31, 2004 and September 30, 2004 and its operations for the nine months ended September 30, 2005, for the year ended December 31, 2004 and for the nine months ended September 30, 2004 follows:

	September 30, 2005	December 31, 2004	September 30, 2004

Investments, at value	$18,678,299,659	$19,139,242,713	$17,792,133,580
Other assets	34,063,419	199,253,595	38,445,443

Total assets	$18,712,363,078	$19,338,496,308	$17,830,579,023

Securities sold short, at value	$-	$197,010,000	$-
Loan payable - Line of Credit	-	-	15,200,000
Management fee payable	6,726,529	-	-
Other liabilities	435,227	343,906	218,380

Total liabilities	$7,161,756	$197,353,906	$15,418,380

Net assets	$18,705,201,322	$19,141,142,402	$17,815,160,643

	September 30, 2005	December 31, 2004	September 30, 2004

Dividends and interest	$233,961,240	$292,265,206	$197,869,361

Investment adviser fee	$60,374,997	$77,609,178	$57,812,972
Other expenses	1,919,988	2,649,363	1,911,200
Total expense reductions	(88,889)	(26,706)	-

Net expenses	$62,206,096	$80,231,835	$59,724,172

Net investment income	$171,755,144	$212,033,371	$138,145,189
Net realized gain from
investment transactions,
securities sold short and
foreign currency transactions	74,792,208	152,422,840	118,172,446
Net change in unrealized
appreciation (depreciation) of
investments, securities sold
short and foreign currency	137,782,375	1,317,878,707	(29,473,230)

Net increase in net assets from
operations	$384,329,727	$1,682,334,918	$226,844,405

4 Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. in connection with its real estate investments and the associated borrowings. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2005 and December 31, 2004 are listed below.

									Unrealized Appreciation
	Notional					Initial			(Depreciation)
	Amount					Optional	Final
Effective	(000’s	Fixed	Floating			Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate			Date	Date	2005	2004

10/03	$128,116	4.865%	LIBOR	+	0.30%	07/04	06/10	$2,113,868	$580,929
10/03	170,000	4.795%	LIBOR	+	0.30%	09/04	06/10	3,119,684	1,020,137
10/03	63,526	4.69%	LIBOR	+	0.30%	02/05	06/10	1,349,331	536,125
10/03	55,375	4.665%	LIBOR	+	0.30%	03/05	06/10	1,215,365	499,665
10/03	80,965	4.145%	LIBOR	+	0.30%	03/10	06/10	2,513,192	757,303
10/03	47,253	4.045%	LIBOR	+	0.30%	-	06/10	1,624,186	626,553
02/04	78,620	5.00%	LIBOR	+	0.30%	08/04	06/10	1,031,521	175,076
06/10	3,870	6.29%	LIBOR	+	0.30%	-	07/15	(166,145)	(86,714)

Total	$627,725							$ 12,801,002	$4,109,074

5 Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate assets through its subsidiary, Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, debt and common equity investments in private real estate companies and in real property through controlled subsidiaries, Bel Santa Ana LLC and Allagash, and formerly invested in real property through Bel Alliance Properties, LLC and Casco (for the period during which Belcrest Realty maintained an interest in each of the controlled subsidiaries).

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

For the Three Months Ended	Tax Managed	Real
September 30, 2005	Growth Portfolio*	Estate	Total

Revenue	$6,457,204	$18,660,399	$25,117,603
Interest expense on mortgages	-	(5,051,988)	(5,051,988)
Interest expense on Credit Facility	-	(6,423,228)	(6,423,228)
Operating expenses	(506,309)	(4,499,085)	(5,005,394)
Minority interest in net income of
controlled subsidiaries	-	(763,507)	(763,507)

Net investment income	$5,950,895	$1,922,591	$7,873,486
Net realized gain	8,728,880	901,606	9,630,486
Net change in unrealized appreciation
(depreciation)	79,303,118	2,906,376	82,209,494

Net increase in net assets from
operations of reportable segments	$93,982,893	$5,730,573	$99,713,466

For the Three Months Ended	Tax Managed	Real
September 30, 2004	Growth Portfolio*	Estate	Total

Revenue	$6,044,473	$34,313,218	$40,357,691
Interest expense on mortgages	-	(8,278,467)	(8,278,467)
Interest expense on Credit Facility	-	(4,004,437)	(4,004,437)
Operating expenses	(357,834)	(15,811,213)	(16,169,047)
Minority interest in net income of
controlled subsidiaries	-	(795,217)	(795,217)

Net investment income	$5,686,639	$5,423,884	$11,110,523
Net realized loss	(1,240)	(9,414,082)	(9,415,322)
Net change in unrealized appreciation
(depreciation)	(65,711,201)	(3,214,840)	(68,926,041)

Net decrease in net assets from operations
of reportable segments	$(60,025,802)	$(7,205,038)	$(67,230,840)

For the Nine Months Ended	Tax Managed	Real
September 30, 2005	Growth Portfolio*	Estate	Total

Revenue	$21,389,579	$63,259,806	$84,649,385
Interest expense on mortgages	-	(15,164,228)	(15,164,228)
Interest expense on Credit Facility	-	(16,276,681)	(16,276,681)
Operating expenses	(1,539,012)	(12,376,966)	(13,915,978)
Minority interest in net income of
controlled subsidiaries	-	(2,327,009)	(2,327,009)

Net investment income	$19,850,567	$17,114,922	$36,965,489
Net realized gain (loss)	10,459,455	(4,520,450)	5,939,005
Net change in unrealized appreciation
(depreciation)	16,486,814	35,075,713	51,562,527

Net increase in net assets from
operations of reportable segments	$46,796,836	$47,670,185	$94,467,021

For the Nine Months Ended	Tax Managed	Real
September 30, 2004	Growth Portfolio*	Estate	Total

Revenue	$18,177,793	$105,309,119	$123,486,912
Interest expense on mortgages	-	(26,221,242)	(26,221,242)
Interest expense on Credit Facility	-	(8,858,988)	(8,858,988)
Operating expenses	(1,495,012)	(44,464,215)	(45,959,227)
Minority interest in net income of
controlled subsidiaries	-	(920,014)	(920,014)

Net investment income	$16,682,781	$24,844,660	$41,527,441
Net realized gain (loss)	20,885,588	(34,497,090)	(13,611,502)
Net change in unrealized appreciation
(depreciation)	(4,774,878)	13,299,836	8,524,958

Net increase in net assets from operations
of reportable segments	$32,793,491	$3,647,406	$36,440,897

*Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue:
Revenue from reportable segments	$25,117,603	$40,357,691	$84,649,385	$ 123,486,912
Unallocated amounts:
Interest earned on cash not invested
in the Portfolio or in subsidiaries	319,028	73,463	452,468	308,544

Total revenue	$25,436,631	$40,431,154	$85,101,853	$ 123,795,456

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net increase (decrease) in net assets from
operations:
Net increase (decrease) in net assets from
operations of reportable segments	$99,713,466	$(67,230,840)	$ 94,467,021	$36,440,897
Unallocated investment income:
Interest earned on cash not invested in
the Portfolio or in subsidiaries	319,028	73,463	452,468	308,544
Unallocated expenses (1):
Distribution and servicing fees	(900,657)	(938,553)	(2,645,596)	(2,911,268)
Interest expense on Credit Facility	(338,064)	(166,852)	(856,667)	(369,125)
Audit, tax and legal fees	(52,350)	(58,511)	(225,873)	(173,136)
Other operating expenses	(21,631)	(18,672)	(67,619)	(66,134)

Net increase (decrease) in net assets from
operations	$98,719,792	$(68,339,965)	$ 91,123,734	$33,229,778

(1)	Unallocated expenses represent costs incurred that pertain to the overall operation of Belcrest Capital, and do not pertain to either operating segment.

The following tables reconcile the reported segment information to the condensed consolidated financial statements for the periods indicated:

	Tax-Managed	Real
At September 30, 2005	Growth Portfolio*	Estate	Total

Segment assets	$2,649,671,628	$ 932,861,080	$3,582,532,708
Segment liabilities	172,515	1,060,484,501	1,060,657,016

Net assets (liabilities) of reportable segments	$2,649,499,113	$ (127,623,421)	$2,521,875,692

	Tax-Managed	Real
At December 31, 2004	Growth Portfolio*	Estate	Total

Segment assets	$2,789,649,643	$ 868,971,808	$3,658,621,451
Segment liabilities	-	1,007,281,655	1,007,281,655

Net assets (liabilities) of reportable segments	$2,789,649,643	$ (138,309,847)	$2,651,339,796

*Belcrest Capital invests indirectly in Tax-Managed Growth Portfolio through Belvedere Company.

		September 30, 2005	December 31, 2004
Net assets:
Net assets of reportable segments		$2,521,875,692	$2,651,339,796
Unallocated amounts:
Cash (1)		6,924,504	2,002,419
Short-term investments (1)		8,685,566	2,445,000
Loan payable – Credit Facility (2)		(18,657,128)	(14,989,056)
Payable to affiliate for distribution and servicing fees		(280,400)	-
Other liabilities		(472,911)	(270,941)

Net assets		$2,518,075,323	$2,640,527,218

(1)	Unallocated cash and short-term investments represent cash and cash equivalents not invested in the Portfolio or real estate assets.

(2)	Unallocated amount of loan payable – Credit Facility represents borrowings not specifically used to fund real estate investments. Such borrowings are generally used to pay selling commissions, organization expenses and other liquidity needs of the Fund.

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

MD&A and Results of Operations for the Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004

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

The Fund’s total return was 4.04% for the quarter ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $109.96 to $114.40 during the period. The total return of the S&P 500 Index was 3.60% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 0.37% during the period. Last year, the Fund had a total return performance of -2.48% for the quarter ended September 30, 2004. This return reflected a decrease in the Fund’s net asset value per share from $108.42 to $105.73 during the period. The S&P 500 Index had a total return of -1.87% over the same period. The performance of the Fund trailed that of the Portfolio by approximately 0.44% during that period.

Performance of the Portfolio. For the quarter ended September 30, 2005, the Portfolio had a total return of 3.67%, which compares to the 3.60% total return of the S&P 500 Index over the same period. During the third quarter of last year, the Portfolio had a total return of -2.04% and the S&P 500 Index had a total return of -1.87% . Following a lackluster first half, U.S. equities posted modest gains for the third quarter of 2005. The spike in energy costs, exacerbated by two catastrophic Gulf Coast hurricanes, began to weigh on the resilient US consumer. However, an improving job market and continued strength in capital spending helped keep the economy growing at a healthy pace. For the period, energy and utility sectors continued to lead the market, while small- and mid-cap stocks generally outperformed large-cap holdings. Also notable, technology stocks reversed course and outperformed the market.

Similar to last quarter, defensive sectors such as utilities and health care performed the best, while on average telecommunications and consumer discretionary stocks were disappointing. Market leading industries included electric utilities, metals and biotechnology, while diversified consumer services, chemicals, and wireless telecommunication were among the worst performing industries.

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

The Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the underperforming consumer discretionary and industrials sectors also hurt returns. Sub-par performance of investments within the computers, machinery, and semiconductor industries was also disappointing.

On the positive side, continued emphasis of energy stocks and an underweight of the telecommunication services sector proved beneficial. Investments within commercial banks, health care services, pharmaceuticals and staples industries were also positive.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of September 30, 2005, real estate investments included an interest in a real estate joint venture (Real Estate Joint Venture), Allagash Property Trust (Allagash), a property subject to a long-term lease (Net Leased Property), Bel Santa Ana LLC (Bel Santa Ana), a portfolio of income-producing preferred equity securities in real estate operating partnerships (Partnership Preference Units) (a portion of which is held through a wholly-owned subsidiary of Belcrest Realty) and certain debt and common equity securities of two private real estate companies. Allagash owns industrial distribution properties and Bel Santa Ana owns two suburban office buildings. As of September 30, 2005, the estimated fair value of the Fund’s real estate investments represented 24.8% of the Fund’s total assets on a consolidated basis. After adjusting for the minority interest in the Real Estate Joint Venture, the Fund’s real estate investments represented 32.4% of the Fund’s net assets as of September 30, 2005.

During the quarter ended September 30, 2005, rental income from real estate operations was approximately $11.7 million compared to approximately $26.0 million for the quarter ended September 30, 2004, a decrease of $14.3 million or 55%.
This decrease in rental income was principally due to Belcrest Realty’s October 2004 sale of all of the properties held by a multifamily Real Estate Joint Venture that provided 76% of consolidated rental income for the quarter ended September
30, 2004. The decline in rental income due to the sale of the multifamily properties was offset in part by the rental income of Allagash, which was acquired in June 2004. For the quarter ended September 30, 2005, Allagash’s rental income was negatively affected by a less favorable leasing environment than expected. During the quarter ended September 30, 2004, rental income decreased due to a decrease in income from the multifamily properties owned during that period, offset in part by income from the industrial distribution properties acquired by Allagash on June 30 and August 4, 2004.
Multifamily income decreased primarily due to fewer multifamily properties held during the quarter because of the sale of
Casco Property Trust, LLC (Casco) in February 2004 and also due to modestly lower rental revenue from continuing multifamily properties as the result of reduced apartment rental rates, increased rent concessions and lower occupancy levels.

During the quarter ended September 30, 2005, property operating expenses were approximately $2.1 million compared to approximately $13.1 million for the quarter ended September 30, 2004, a decrease of $11.0 million or 84% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $2.4 million for the quarter ended September 30, 2005 and $2.7 million for the quarter ended September 30, 2004). The decrease in property operating expenses was principally due to the October 2004 asset sale referenced in the preceding paragraph, offset in part by the operating expenses of Allagash, which was acquired in June 2004. For the quarter ended September 30, 2005, Allagash’s property operating expenses were in line with expectations. Belcrest Realty does not record property operating expenses for Bel Santa Ana, as such expenses are assumed by the tenant under the terms of the lease agreement. Property operating expenses for the quarter ended September 30, 2004 decreased approximately 10% due principally to fewer multifamily properties held during the quarter because of the sale of Casco in February 2004, offset in part by the expenses of the industrial distribution properties acquired by Allagash on June 30 and August 4, 2004 and a modest increase in property operating expenses for continuing multifamily operations.

For many industrial distribution properties, rent levels are expected to see minimal growth over the near term. Boston Management and Research (Boston Management) expects that improvements in industrial distribution property operating performance will occur over the longer term.

During the quarter ended September 30, 2005, the Fund saw net unrealized appreciation of the estimated fair value of its other real estate investments (which includes Allagash and certain debt and equity securities) of approximately $0.6 million compared to net unrealized appreciation of approximately $1.9 million during the quarter ended September 30, 2004. Net unrealized appreciation of approximately $0.6 million during the quarter ended September 30, 2005 consisted of net unrealized appreciation in the value of the properties of Allagash, offset by a slight depreciation in the value of debt and equity investments in the two private real estate companies. The Fund’s net unrealized appreciation for the quarter ended September 30, 2004 included approximately $4.0 million of unrealized appreciation resulting from an increase in the estimated fair value of the Net Leased Property, offset by approximately $2.0 million of unrealized depreciation due to certain legal and transactions costs associated with Allagash’s acquisitions.

During the quarter ended September 30, 2005, Belcrest Realty acquired interests in additional Partnership Preference Units for a total of $30.0 million. During the quarter ended September 30, 2005, Belcrest Realty also sold certain of its
Partnership Preference Units for a total of approximately $4.3 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of $0.2 million on the transactions.
During the quarter ended September 30, 2005, the Fund saw net unrealized depreciation of the estimated fair value of its
Partnership Preference Units of approximately $5.8 million compared to net unrealized appreciation of approximately $3.9 million during the quarter ended September 30, 2004. The net unrealized depreciation of approximately $5.8 million during the quarter ended September 30, 2005 consisted of approximately $5.5 million of unrealized depreciation as a result of decreases in the per unit values of Partnership Preference Units held, due primarily to increasing long-term interest rates, and approximately $0.3 million of unrealized depreciation resulting from the reclassification of previously recorded unrealized appreciation as realized gains due to the sales of Partnership Preference Units during the quarter ended
September 30, 2005. The Fund’s net unrealized appreciation in the third quarter of 2004 consisted of approximately $1.9 million of unrealized appreciation resulting from modest increases in per unit values of the Partnership Preference Units held, due principally to low interest rates and tight spreads on real estate securities, and approximately $2.0 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation to realized losses due to sales of Partnership Preference Units.

Distributions from Partnership Preference Units for the quarter ended September 30, 2005 totaled approximately $6.9 million compared to approximately $8.3 million for the quarter ended September 30, 2004, a decrease of $1.4 million or 17%. The decrease was due principally to fewer Partnership Preference Units held on average during the quarter, as well as lower average distribution rates for the Partnership Preference Units held. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. Distributions from Partnership Preference Units decreased for the quarter ended September 30, 2004 due to fewer Partnership Preference Units held on average, as well as lower average distribution rates for the Partnership Preference Units held during the quarter.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2005, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $6.7 million, compared to net realized and unrealized losses of approximately $17.6 million for the quarter ended September 30, 2004. Net realized and unrealized gains on swap agreements for the quarter ended September 30, 2005 consisted of $8.1 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $1.4 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the quarter ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of unrealized depreciation of $9.0 million on swap agreement valuation changes, $4.8 million of swap agreement periodic payments and $3.8 million of realized losses on swap terminations. The positive contribution for the quarter ended September 30, 2005 from changes in swap valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the quarter ended September 30, 2004 from changes in swap agreement valuations was attributable to a decrease in swap rates during the period.

MD&A and Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Performance of the Fund. The Fund’s total return was 3.84% for the nine months ended September 30, 2005. This return reflects an increase in the Fund’s net asset value per share from $111.88 to $114.40 and a distribution of $1.66 per shre during the period. The S&P 500 Index had a total return of 2.77% over the same period. The performance of the Fund exceeded that of the Portfolio by approximately 1.72% during the period. Last year, the Fund had a total return performance of 1.20% for the nine months ended September 30, 2004. This return reflected an increase in the Fund’s net asset value per share from $104.87 to $105.73 and a distribution of $0.39 per share during the period. The S&P 500 Index had a total return of 1.51% over the same period. The performance of the Fund trailed that of the Portfolio by 0.13% during that period.

Performance of the Portfolio. For the nine months ended September 30, 2005, the Portfolio had a total return of 2.12%, which compares to the 2.77% total return of the S&P 500 Index over the same period. During the first nine months of last year, the Portfolio had a total return of 1.33% and the S&P 500 Index had a total return of 1.51% . Although consumer and business spending and corporate earnings growth remained healthy during the first nine months of 2005, investor concerns about rising interest rates, a mounting trade deficit and record oil prices held back stock market performance. Equity market leadership for the first nine months of 2005 can be characterized as commodity-driven, as well as defensive and interest rate sensitive. Higher yielding stocks generally outperformed more aggressive stocks, and small- and mid-cap stocks generally outperformed large-cap stocks. Energy, utilities and health care were the strongest performing sectors, while telecommunications, consumer discretionary, and materials were the worst perfomers during the period.

The Portfolio’s sector allocation at September 30, 2005 remained comparable to that as of September 30, 2004, with a slight increase to the consumer staples, health care, and energy sectors and a slight decrease to the information technology and financials sectors. During the nine months ended September 30, 2005, the Portfolio’s large-cap growth focus was once again out of favor with the market’s continued preference for value and smaller capitalization stocks. An underweight of the utilities sector and an overweight of the consumer discretionary and financials during the period was also negative, as were investments within the lagging industrials multi-line retail and insurance industries.

On the positive side, an overweight position in the energy sector helped the Portfolio’s performance, as investments within oil and gas exploration, storage and transportation companies advanced on record oil prices. The Portfolio’s underweight of the information technology and materials sectors was also helpful, as electronic equipment, software and chemical industries declined during the first nine months of 2005. The Portfolio also benefited from investments within diversified telecommunication, mortgage-thrift and media industries.

Performance of Real Estate Investments. During the nine months ended September 30, 2005, rental income from real estate operations was approximately $32.3 million compared to approximately $71.9 million for the nine months ended September 30, 2004, a decrease of $39.6 million or 55%. This decrease in rental income from real estate operations was principally due to Belcrest Realty’s February 2004 sale of a multifamily Real Estate Joint Venture that provided 5% of consolidated rental income for the nine months ended September 30, 2004, and its October 2004 sale of all of the properties held by another multifamily Real Estate Joint Venture that provided 83% of consolidated net rental income for the nine months ended September 30, 2004. The decline in rental income due to the sales described in the preceding sentence was offset in part by the rental income of Allagash, which was acquired in 2004. For the nine months ended September 30, 2005, Allagash’s rental income was negatively affected by a less favorable leasing environment than expected. For the nine months ended September 30, 2004 rental income from real estate operations decreased due to a decrease in income from the multifamily properties owned during that period, offset in part by income from the industrial distribution properties acquired by Allagash on June 30 and August 4, 2004. Multifamily income decreased primarily due to fewer multifamily properties held during the period because of the sale of Casco in February 2004 and also due to modestly lower rental revenue for continuing multifamily properties as the result of reduced apartment rental rates, increased rent concessions and lower occupancy levels.

During the nine months ended September 30, 2005, property operating expenses were approximately $6.0 million compared to approximately $38.6 million for the nine months ended September 30, 2004, a decrease of $32.6 million or 84% (property operating expenses are before certain operating expenses of Belcrest Realty of approximately $6.4 million for the nine months ended September 30, 2005 and $5.9 million for the nine months ended September 30, 2004). This decrease in property operating expenses was principally due to the 2004 asset sales referenced in the preceding paragraph, offset in part by the operating expenses of Allagash, which was acquired in June 2004. For the nine months ended September 30, 2005, Allagash’s property operating expense were in line with expectations. Belcrest Realty does not record property operating expenses for Bel Santa Ana, as such expenses are assumed by the tenant under the terms of the lease agreement. For the nine months ended September 30, 2004, property operating expenses decreased principally due to fewer multifamily properties held during the period because of the sale of Casco in February 2004, offset in part by the expenses of the industrial distribution properties acquired by Allagash on June 30 and August 4, 2004, and a modest increase in property operation expenses for continuing multifamily operations.

The estimated fair value of the real properties indirectly held through Belcrest Realty was approximately $499.4 million at September 30, 2005 compared to approximately $477.9 million at December 31, 2004, an increase of $21.5 million or 5%. This net increase in the estimated fair value of the real properties for the nine months ended September 30, 2005 was principally due to modest increases in the net values of properties held by Allagash and the office properties held by Bel Santa Ana. Despite weak market conditions over the past several years, property values have remained stable or increased modestly as lower near-term property earnings expectations have generally been offset by lower capitalization and discount rates applied in valuing the properties.

During the nine months ended September 30, 2005, the Fund saw net unrealized appreciation in the estimated fair value of its other real estate investments (which includes Allagash, Bel Santa Ana and certain debt and equity securities) of approximately $20.1 million compared to approximately $26.3 million of net unrealized appreciation for the nine months ended September 30, 2004, a decrease of $6.2 million. Net unrealized appreciation of $20.1 million during the nine months ended September 30, 2005 was due to increases in the estimated fair values of properties owned by Allagash and the office properties held by Bel Santa Ana, offset in part by a slight decrease in the value of equity investments in other real estate. The Fund’s net unrealized appreciation in the estimated fair value of its other real estate investments for the nine months ended September 30, 2004 included unrealized appreciation of approximately $9.2 million in the value of Belcrest Realty’s interest in a multifamily Real Estate Joint Venture as a result of the agreement to sell its real estate assets, approximately $15.0 million due to the recharacterization of previously recorded unrealized depreciation to realized loses due to the February 2004 sale of a second multifamily Real Estate Joint Venture and approximately $4.0 million due to a modest increase in the estimated property value of Bel Santa Ana, offset in part by approximately $2.0 million of unrealized depreciation due to certain legal and transaction costs associated with Allagash’s acquisitions.

During the nine months ended September 30, 2005, Belcrest Realty sold (or experienced scheduled redemptions of) certain of its Partnership Preference Units totaling $25.1 million (including sales to the real estate investment affiliates of other investment funds advised by Boston Management), recognizing losses of approximately $0.3 million on the transactions. During the nine months ended September 30, 2005, Belcrest Realty also acquired interests in additional Partnership Preference Units (including acquisitions from real estate investment affiliates of other investment funds advised by Boston Management) for a total of approximately $55.0 million. At September 30, 2005, the estimated fair value of Belcrest Realty’s Partnership Preference Units totaled approximately $388.6 million compared to approximately $352.7 million at December 31, 2004, an increase of $35.9 million or 10%. This net increase in the estimated fair value of Belcrest Realty’s Partnership Preference Units for the nine months ended September 30, 2005 was principally due to more Partnership Preference Units held and increases in the average per unit values of the Partnership Preference Units. Prior to the third quarter of 2005, estimated fair values for Partnership Preference Units had been positively affected by low long-term interest rates and by tight spreads for credit-sensitive income securities, including real estate-related securities. As discussed above, per unit values decreased during the quarter ended September 30, 2005 as a result of an increase in long-term interest rates.

The Fund saw net unrealized appreciation in the estimated fair value of its Partnership Preference Units of approximately $6.3 million during the nine months ended September 30, 2005 compared to net unrealized depreciation of approximately $12.0 million for the nine months ended September 30, 2004. The unrealized appreciation of approximately $6.3 million during the nine months ended September 30, 2005 consisted of approximately $5.9 million of unrealized appreciation as a result of increases in average per unit values of the Partnership Preference Units held and approximately $0.4 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the sales of Partnership Preference Units during the nine months ended September 30, 2005. The Fund’s unrealized depreciation for the first nine months of 2004 consisted of approximately $12.3 million of unrealized depreciation as a result of decreases in average per unit values of the Partnership Preference Units held and approximately $0.3 million of unrealized appreciation resulting from the recharacterization of previously recorded unrealized depreciation to realized losses due to sales of Partnership Preference Units during the nine months ended September 30, 2004.

Distributions from Partnership Preference Units for the nine months ended September 30, 2005 totaled approximately $21.0 million compared to approximately $33.2 million for the nine months ended September 30, 2004, a decrease of $12.2 million or 37%. The decrease in the distributions from Partnership Preference Units for the nine months ended September 30, 2005 was principally due to fewer Partnership Preference Units held on average and lower average distribution rates. The decrease in average distribution rates of Partnership Preference Units was primarily due to the restructuring of certain Partnership Preference Units (reflecting lower market rates for preferred securities) as they neared their potential call dates. During the nine months ended September 30, 2005, the Fund also received a special distribution of approximately $9.5 million from its investment in two private real estate companies. The distribution resulted from a recapitalization of the issuers. Distributions from Partnership Preference Units decreased during the first nine months of 2004 due to fewer Partnership Preference Units held on average and lower average distribution rates for the Partnership Preference Units held, partially offset by a one-time special distribution from one issuer made in connection with a restructuring of its Partnership Preference Units during the period.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2005 net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $2.5 million, compared to net realized and unrealized losses of approximately $19.7 million for the nine months ended September 30, 2004. Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2005 consisted of $8.7 million of unrealized appreciation due to changes in swap agreement valuations offset in part by $6.2 million of periodic payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements). For the nine months ended September 30, 2004, net realized and unrealized losses on swap agreements consisted of $1.0 million of unrealized depreciation due to changes in swap agreement valuations, $14.9 million of swap agreement periodic payments and realized losses on termination of swap agreements of $3.8 million. The positive contribution to Fund performance for the nine months ended September 30, 2005 from changes in swap agreement valuations was attributable to an increase in swap rates during the period for swaps with maturities comparable to those of the Fund’s swaps. The negative impact on Fund performance for the nine months ended September 30, 2004 was attributable to a decline in swap rates during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with DrKW Holdings, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and will continue to use the Credit Facility for such purpose in the future. The Credit Facility may also be used for other purposes, including any liquidity needs of the Fund. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2005, the Fund had outstanding borrowings of $692.0 million and $81.0 million of unused loan commitments under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its real estate investments and associated borrowings. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2005, the unrealized appreciation related to the interest rate swap agreements was approximately $12.8 million. As of December 31, 2004, the unrealized appreciation related to the interest rate swap agreements was approximately $4.1 million.

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

							Estimated
							Fair Value as
		2007-					of Septem-
	2006	2008	2009	2010	Thereafter	Total	ber 30, 2005

Rate sensitive liabilities:

Long-term debt:

Fixed-rate mortgages					$353,443,712	$353,443,712	$357,300,000

Average interest rate					5.67%	5.67%

Variable-rate Credit
Facility				$692,000,000		$692,000,000	$692,000,000

Average interest rate				4.17%		4.17%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable
interest rate swap
agreements				$623,855,000	$3,870,000	$627,725,000	$12,801,002

Average pay rate				4.67%	6.29%	4.68%

Average receive rate				4.16%	4.16%	4.16%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Camden Operating, L.P.,
7% Series B Cumulative
Redeemable Perpetual
Preferred Units, Callable
12/2/08, Current Yield:
7.21%			$30,692,313			$30,692,313	$29,864,400

Colonial Realty Limited
Partnership, 7.25% Series
B Cumulative
Redeemable Perpetual
Preferred Units, Callable
8/24/09, Current Yield:
7.37%			$4,809,800			$4,809,800	$4,920,000

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units, Callable
12/31/09, Current Yield:
7.68%				$26,619,033		$26,619,033	$26,917,905

							Estimated
							Fair Value as
		2007-					of Septem-
	2006	2008	2009	2010	Thereafter	Total	ber 30, 2005

Liberty Property Limited
Partnership, 7.45% Series
B Cumulative
Redeemable Preferred
Units, Callable
8/31/09, Current Yield:
7.23%			$39,750,000			$39,750,000	$40,942,500

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10, Current
Yield: 7.94%				$55,000,000		$55,000,000	$55,880,000

MHC Operating Limited
Partnership, 7.95% Series
F Cumulative
Redeemable Perpetual
Preference Units,
Callable 6/30/10, Current
Yield: 7.89%				$25,000,000		$25,000,000	$25,200,000

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 10.49%	$27,877,518					$27,877,518	$33,106,440

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield: 10.49%	$29,833,200					$29,833,200	$31,464,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units, Callable
3/17/10, Current Yield:
6.54%				$70,096,660		$70,096,660	$68,911,200

Regency Centers, L.P.,
7.45% Series D
Cumulative Redeemable
Preferred Units, Callable
9/29/09, Current Yield:
7.18%			$32,000,000			$32,000,000	$33,206,400

Vornado Realty, L.P., 7%
Series D-10 Cumulative
Redeemable Preferred
Units, Callable 11/17/08,
Current Yield: 6.92%(1)			$7,726,695			$7,726,695	$8,088,426

							Estimated
							Fair Value as
		2007-					of Septem-
	2006	2008	2009	2010	Thereafter	Total	ber 30, 2005

Vornado Realty, L.P.,
6.75% Series D-14
Cumulative Redeemable
Preferred Units, Callable
9/9/10, Current Yield:
6.72%(2)				$30,000,000		$30,000,000	$30,111,666

Note Receivable:

Fixed-rate note
receivable, 8%					$3,352,436	$3,352,436	$4,112,196

* The amounts listed reflect the Fund’s positions as of September 30, 2005. The Fund’s current positions may differ.

(1)	Belcrest Realty’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

(2)	Belcrest Realty’s interest in these Partnership Preference Units is held through Belvorn Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Fund’s disclosure controls and procedures were effective. Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business, the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which any of them is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004, shares of the Fund may be redeemed by Fund Shareholders on any business day. Redemptions are met at the net asset value per share of the Fund. The right to redeem is available to all Shareholders and all outstanding Fund shares are eligible. During each month in the quarter ended September 30, 2005, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share

July 31, 2005	64,581.506	$114.04

August 31, 2005	99,289.117	$113.41

September 30, 2005	100,074.169	$114.81

Total	263,944.792	$114.37

(1)	All shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended September 30, 2005.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on November 9, 2005.

BELCREST CAPITAL FUND LLC

/s/ Michelle A. Green Michelle A. Green Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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