Form 10-Q
period 2007-03-31
BELCREST CAPITAL FUND LLC
filed 2007-07-13
CIK 1070495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___  No _X_

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large Accelerated Filer ___   Accelerated Filer ___  Non-Accelerated Filer ___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ___  No _X_

Explanatory Note

The Quarterly Report on Form 10-Q of Belcrest Capital Fund LLC (the Fund) for the three months ended March 31, 2007 contains unaudited condensed restated consolidated financial statements for the three months ended March 31, 2006. The consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement of this financial information, and reviews and discussions related thereto, delayed the filing of the Fund’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

Belcrest Capital Fund LLC Index to Form 10-Q

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	4
	Condensed Consolidated Statements of Assets and Liabilities
	as of March 31, 2007 and December 31, 2006	4
	Condensed Consolidated Statements of Operations for the
	Three Months Ended March 31, 2007 and 2006 (Restated)	5
	Condensed Consolidated Statements of Changes in Net Assets
	for the Three Months Ended March 31, 2007 and the Year Ended
	December 31, 2006.	7
	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2007 and 2006 (Restated)	8
	Financial Highlights for the Three Months Ended March 31, 2007
	and the Year Ended December 31, 2006	10
	Notes to Condensed Consolidated Financial Statements as of March 31, 2007	11
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 2,274,344,726	$ 2,368,162,987
Investment in Partnership Preference Units	297,505,964	309,075,151
Investment in Real Estate Joint Ventures	225,846,181	300,968,307
Investment in other real estate	0	0
Affiliated investment	6,125,200	3,203,628

Total investments	$ 2,803,822,071	$ 2,981,410,073
Cash	2,614,231	24,994,301
Distributions and interest receivable	4,481,394	3,948,112
Interest receivable from affiliated investment	13,903	28,715
Swap interest receivable	98,589	84,757
Open interest rate swap agreements, at value	11,902,173	14,734,588

Total assets	$ 2,822,932,361	$ 3,025,200,546

Liabilities:
Loan payable – Credit Facility	$ 754,000,000	$ 849,000,000
Payable for Fund Shares redeemed	4,772,960	6,193,534
Payable to affiliate for investment advisory and administrative fees	596,292	600,854
Payable to affiliate for distribution and servicing fees	349,880	384,031
Other accrued expenses:
Interest expense	748,253	691,207
Other expenses and liabilities	559,739	708,310
Minority interests in subsidiaries	210,000	420,000

Total liabilities	$ 761,237,124	$ 857,997,936

Net assets	$ 2,061,695,237	$ 2,167,202,610

Shareholders’ Capital	$ 2,061,695,237	$ 2,167,202,610

Shares outstanding (unlimited number of shares authorized)	15,980,285	16,629,737

Net asset value and redemption price per share	$ 129.01	$ 130.32

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

		March 31, 2006
	March 31, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $31,691 and $67,964,
respectively)	$ 11,015,097	$ 11,038,159
Interest allocated from Belvedere Company	58,652	7,775
Security lending income allocated
from Belvedere Company, net	9,983	9,295
Expenses allocated from Belvedere Company	(3,465,422)	(3,929,707)

Net investment income allocated from
Belvedere Company	$ 7,618,310	$ 7,125,522
Distributions from Partnership Preference Units	4,267,016	6,206,009
Net investment income from Real Estate Joint Ventures	5,053,066	3,072,426
Rental income from Wholly Owned Property	-	388,125
Interest	8,563	283,211
Interest allocated from affiliated investment	194,131	-
Expenses allocated from affiliated investment	(18,771)	-

Total investment income	$ 17,122,315	$ 17,075,293

Expenses:
Investment advisory and administrative fees	$ 2,272,391	$ 2,284,044
Distribution and servicing fees	710,223	882,878
Interest expense on Credit Facility	11,259,687	8,038,107
Interest expense on mortgage note	-	168,882
Miscellaneous	337,608	257,506

Total expenses	$ 14,579,909	$ 11,631,417
Deduct –
Reduction of investment advisory and
administrative fees	529,239	628,332

Net expenses	$ 14,050,670	$ 11,003,085

Net investment income	$ 3,071,645	$ 6,072,208

(1) See Note 8.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

		March 31, 2006
	March 31, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 19,225,941	$ 20,337,672
Investment transactions in Partnership
Preference Units (identified cost basis)	(10,320)	867,845
Investment transactions in Wholly Owned Property	-	15,518,488
Interest rate swap agreements (2)	1,491,305	329,529

Net realized gain	$ 20,706,926	$ 37,053,534

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$ (23,270,142)	$ 84,483,155
Investments in Partnership Preference
Units (identified cost basis)	2,086,706	(9,135,220)
Investments in Real Estate Joint Ventures	12,308,582	5,989,840
Investment in Wholly Owned Property	-	(15,404,854)
Investments in other real estate	-	5,674,793
Interest rate swap agreements	(2,832,415)	6,045,400

Net change in unrealized appreciation (depreciation)	$ (11,707,269)	$ 77,653,114

Net realized and unrealized gain	$ 8,999,657	$ 114,706,648

Net increase in net assets from operations	$ 12,071,302	$ 120,778,856

(1)	See Note 8.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 3,071,645	$ 20,420,421
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	20,706,926	101,373,735
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest rate swap agreements	(11,707,269)	155,063,776

Net increase in net assets from operations	$ 12,071,302	$ 276,857,932

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 12,542,139	$ 15,634,647
Net asset value of Fund Shares redeemed	(96,868,468)	(591,403,921)

Net decrease in net assets from Fund Share transactions	$ (84,326,329)	$ (575,769,274)

Distributions –
Distributions to Shareholders	$ (33,252,346)	$ (40,943,773)

Total distributions	$ (33,252,346)	$ (40,943,773)

Net decrease in net assets	$ (105,507,373)	$ (339,855,115)

Net assets:
At beginning of period	$ 2,167,202,610	$ 2,507,057,725

At end of period	$ 2,061,695,237	$ 2,167,202,610

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

		March 31, 2006
	March 31, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 12,071,302	$ 120,778,856
Adjustments to reconcile net increase in net assets from
operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(7,618,310)	(7,125,522)
Net investment income from Real Estate Joint Ventures	(5,053,066)	(3,072,426)
Return of capital from Real Estate Joint Venture	88,900,000	-
Distributions of earnings from Real Estate Joint Ventures	3,627,164	2,267,009
Increase in short-term investments	-	(1,019,662)
Increase in affiliated investment	(2,921,572)	-
Increase in note receivable from other real estate investments	-	(80,618)
(Increase) decrease in distributions and interest receivable	(533,282)	63,916
Decrease in interest receivable from affiliated investment	14,812	-
Increase in interest receivable for open swap agreements	(13,832)	(134,379)
Decrease in payable to affiliate for investment advisory and
administrative fees	(4,562)	(30,046)
Decrease in payable to affiliate for distribution and servicing fees	(34,151)	(15,213)
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(91,524)	15,779
Purchases of Partnership Preference Units	(21,402)	(70,575,878)
Proceeds from sales of Partnership Preference Units	13,666,975	24,703,974
Payment for investment in Real Estate Joint Venture	(43,390)	-
Proceeds from sale of investment in Wholly Owned Property	-	23,042,220
Decrease in cash due to sale of Wholly Owned Property	-	(19,313)
Net interest earned on interest rate swap agreements	1,491,305	329,529
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(20,706,926)	(37,053,534)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	11,707,269	(77,653,114)

Net cash flows provided by (used in) operating activities	$ 94,436,809	$ (25,578,422)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 6,000,000	$ 10,000,000
Repayments of Credit Facility	(101,000,000)	-
Repayment of mortgage notes	-	(112,227)
Payments for Fund Shares redeemed	(896,672)	(971,485)
Distributions paid to Shareholders	(20,710,207)	(25,309,126)
Distributions paid to minority shareholders	(210,000)	-

Net cash flows used in financing activities	$ (116,816,879)	$ (16,392,838)

Net decrease in cash	$ (22,380,070)	$ (41,971,260)

Cash at beginning of period	$ 24,994,301	$ 53,290,282

Cash at end of period	$ 2,614,231	$ 11,319,022

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three Months Ended

March 31, 2006
	March 31, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 11,202,641	$ 7,878,933
Interest paid on mortgage note	$ -	$ 275,898
Interest received on swap agreements, net	$ (1,477,473)	$ (195,150)
Reinvestment of distributions paid to Shareholders	$ 12,542,139	$ 15,634,647
Market value of securities distributed in payment of redemptions	$ 97,392,370	$ 91,248,341
Market value of real property and other assets, net
of current liabilities, disposed of in conjunction with
the sale of other real estate/Wholly Owned Property	$ -	$ 68,908,064
Mortgage note disposed of in conjunction with the sale of
other real estate/Wholly Owned Property	$ -	$ 45,998,792

(1) See Note 8.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued)

Financial Highlights (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006

Net asset value – Beginning of period	$ 130.320	$ 117.500

Income (loss) from operations

Net investment income(1)	$ 0.188	$ 1.067
Net realized and unrealized gain	0.522	13.693

Total income from operations	$ 0.710	$ 14.760

Distributions

Distributions to Shareholders	$ (2.020)	$ (1.940)

Total distributions	$ (2.020)	$ (1.940)

Net asset value – End of period	$ 129.010	$ 130.320

Total Return(2)	0.54%(3)	12.75%

Ratios as a percentage of average net assets

Expenses of Wholly Owned Property(4)	-	0.01%
Belcrest Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	2.16%(9)	1.60%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	1.20%(9)	1.16%

Total expenses	3.36%(9)	2.77%
Net investment income(6)	0.59%(9)	0.88%

Ratios as a percentage of average gross assets(8)

Expenses of Wholly Owned Property(4)	-	0.01%
Belcrest Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	1.41%(9)	1.14%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	0.79%(9)	0.82%

Total expenses	2.20%(9)	1.97%
Net investment income(6)	0.39%(9)	0.62%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 2,061,695	$ 2,167,203
Portfolio turnover of Tax-Managed Growth Portfolio(10)	0%(11)	1%

(1)	Calculated using average shares outstanding.

(2)	Returns are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Represents expenses incurred by Belcrest Realty Corporation's (Belcrest Realty) Wholly Owned Property.

(5)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty. Does not include expenses of Belcrest Realty's Wholly Owned Property.

(6)	Ratio does not include net interest earned in connection with interest rate swap agreements. Had such amounts been included, ratios would have been higher or lower.

(7)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio and Cash Management Portfolio.

(8)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty includes its ratable share of the assets and liabilities of its direct and indirect subsidiaries, Real Estate Joint Ventures and co-owned real property investments, if any.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax Managed Growth Portfolio including in-kind contributions and distributions was 0% and 7% for the period ended March 31, 2007 and the year ended December 31, 2006, respectively.

(11)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2007 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The condensed consolidated statement of assets and liabilities at December 31, 2006 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2006 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Fund’s financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective during the first required financial reporting period for fiscal years beginning after December 15, 2006.

Management adopted the provisions of FIN 48 on March 30, 2007, as required. The adoption of FIN 48 did not have a material effect on the net asset value, financial condition or results of operations of the

Fund. In accordance with the requirements of FIN 48, the Fund evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions.

The Fund’s policy is to recognize interest expense and penalties related to uncertain tax positions, if any, as tax expense when incurred, which is included in miscellaneous expenses on the consolidated financial statements.

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The controlled subsidiary of the Fund has qualified and intends to qualify as a real estate investment trust (REIT) and intends to distribute at least 100% of its taxable income to the Fund. As a result of its REIT status, the Fund’s controlled subsidiary is able to claim a dividends paid deduction on its tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing its annual federal taxable income, which results in the controlled subsidiary’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the three months ended March 31, 2007 and 2006:

Three Months Ended

Investment Transactions	March 31, 2007	March 31, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$ 97,392,370	$ 91,248,341
Purchases of Partnership Preference Units (1)	$ 21,402	$ 70,575,878
Sales of Partnership Preference Units (2)	$ 13,666,975	$ 24,703,974
Purchase of investment in Real Estate Joint Venture	$ 43,390	$ -
Sale of investment in Wholly Owned Property (3)	$ -	$ 23,042,220

(1)	Purchases of Partnership Preference Units for the three months ended March 31, 2007 and 2006 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management).

(2)	Sales of Partnership Preference Units for the three months ended March 31, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a loss of $10,320 and gain of $867,845 was recognized, respectively.

(3)	In January 2006, Belcrest Realty Corporation (Belcrest Realty) sold its interest in its Wholly Owned Property through Bel Santa Ana LLC (Bel Santa Ana) to the real estate investment affiliate of another investment fund advised by Boston Management for which a gain of $15,518,488 was realized.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the three months ended March 31, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Three Months Ended

	March 31, 2007	March 31, 2006

Belvedere Company’s interest in the Portfolio (1)	$ 14,582,219,042	$ 13,881,079,382
The Fund’s investment in Belvedere Company (2)	$ 2,274,344,726	$ 2,662,175,558
Income allocated to Belvedere Company from the Portfolio	$ 70,744,130	$ 56,325,424
Income allocated to the Fund from Belvedere Company	$ 11,083,732	$ 11,055,229
Expenses allocated to Belvedere Company from the Portfolio	$ 16,470,855	$ 14,901,069
Expenses allocated to the Fund from Belvedere Company (3)	$ 3,465,422	$ 3,929,707
Net realized gain from investment transactions and foreign currency
transactions allocated to Belvedere Company from the Portfolio	$ 122,914,854	$ 105,065,849
Net realized gain from investment transactions and foreign currency
transactions allocated to the Fund from Belvedere Company	$ 19,225,941	$ 20,337,672
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the
Portfolio	$ (150,839,988)	$ 425,670,187
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere
Company	$ (23,270,142)	$ 84,483,155

(1)	As of March 31, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 73.3% and 71.4% of the Portfolio’s net assets, respectively.

(2)	As of March 31, 2007 and 2006, the Fund’s investment in Belvedere Company represents 15.6% and 19.2% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company include:

Three Months Ended

	March 31, 2007	March 31, 2006

Expenses allocated from the Portfolio	$ 2,584,204	$ 2,921,191
Servicing fees	$ 862,539	$ 985,234
Operating expenses	$ 18,679	$ 23,282

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2007, December 31, 2006 and March 31, 2006 and its operations for the three months ended March 31, 2007, for the year ended December 31, 2006 and for the three months ended March 31, 2006 follows:

	March 31, 2007	December 31, 2006	March 31, 2006

Investments, at value	$ 19,937,460,086	$ 20,355,992,040	$ 19,489,204,023
Other assets	37,893,469	39,293,430	82,793,817

Total assets	$ 19,975,353,555	$ 20,395,285,470	$ 19,571,997,840

Collateral for securities loaned	$ 73,078,289	$ -	$ 96,708,244
Demand note payable	-	-	16,300,000
Management fee payable	7,081,409	7,278,009	6,942,089
Other liabilities	702,785	715,214	320,675

Total liabilities	$ 80,862,483	$ 7,993,223	$ 120,271,008

Net assets	$ 19,894,491,072	$ 20,387,292,247	$ 19,451,726,832

	March 31, 2007	December 31, 2006	March 31, 2006

Dividends and interest	$ 96,544,634	$ 355,816,931	$ 79,789,760

Investment adviser fee	$ 21,767,375	$ 83,323,602	$ 20,700,926
Other expenses	714,355	2,966,211	370,255
Total expense reductions	(89)	(99)	-

Net expenses	$ 22,481,641	$ 86,289,714	$ 21,071,181

Net investment income	$ 74,062,993	$ 269,527,217	$ 58,718,579
Net realized gain from investment
transactions and foreign currency
transactions	189,585,596	644,738,498	444,361,395
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(228,797,508)	1,577,971,043	563,623,384

Net increase in net assets from
operations	$ 34,851,081	$ 2,492,236,758	$ 1,066,703,358

5 Investments in Real Estate Joint Ventures

At March 31, 2007 and December 31, 2006, Belcrest Realty held investments in two real estate joint ventures (Real Estate Joint Ventures), Lafayette Real Estate LLC (Lafayette) and Allagash Property Trust (Allagash). Belcrest Realty held a majority economic interest of 71.0% and 70.0% in Lafayette and 80.9% and 80.9% in Allagash as of March 31, 2007 and December 31, 2006, respectively. Lafayette owns office buildings and Allagash owns industrial distribution properties. In February 2007, certain real property held by Lafayette obtained financing in the amount of $203,250,000 through a mortgage note issued to Lafayette. The Fund received $88,900,000 in the financing proceeds as a return of its investment. The mortgage note is secured by certain real property held by Lafayette and is generally without recourse to Belcrest Capital and Belcrest Realty. Condensed summary financial data of the Real Estate Joint Ventures is presented below. The investment in real estate is presented at estimated fair value.

	March 31, 2007	December 31, 2006

Assets:
Investment in real estate	$ 730,906,804	$ 705,987,948
Other assets	96,376,222	16,715,509

Total assets	$ 827,283,026	$ 722,703,457

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 510,250,000	$ 307,000,000
Other liabilities	9,218,428	8,604,948

Total liabilities	$ 519,468,428	$ 315,604,948

Minority interest	$ 12,455,972	$ 4,195,441

Shareholders’ equity	$ 295,358,626	$ 402,903,068

Total liabilities and shareholders’ equity	$ 827,283,026	$ 722,703,457

(1)	The estimated fair value of the mortgage notes payable is approximately $510,100,000 and $304,300,000 as of March 31, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

	Three Months Ended

	March 31, 2007	March 31, 2006

Revenues	$ 17,567,436	$ 10,864,063
Expenses	10,710,301	6,970,233

Income before unrealized appreciation (depreciation)	$ 6,857,135	$ 3,893,830
Change in net unrealized appreciation (depreciation)	24,051,920	8,006,444
Minority interest	(8,260,531)	(91,322)

Net income	$ 22,648,524	$ 11,808,952

6 Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belcrest Capital’s net asset value. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2007 and December 31, 2006 are listed below.

	Notional			Initial
	Amount			Optional	Final	Unrealized Appreciation
Effective	(000’s	Fixed	Floating	Termination	Termination	(Depreciation) at
Date	omitted)	Rate	Rate	Date	Date	March 31, 2007	December 31, 2006

10/03	$ 128,116	4.865%	LIBOR + 0.30%	07/04	06/10	$ 1,945,069	$ 2,118,561
10/03	170,000	4.795%	LIBOR + 0.30%	09/04	06/10	2,833,675	3,670,660
10/03	63,526	4.69%	LIBOR + 0.30%	02/05	06/10	1,216,062	1,547,719
10/03	55,375	4.665%	LIBOR + 0.30%	03/05	06/10	1,089,403	1,382,315
10/03	80,965	4.145%	LIBOR + 0.30%	03/10	06/10	2,442,499	2,981,005
10/03	47,253	4.045%	LIBOR + 0.30%	-	06/10	1,543,928	1,867,191
02/04	78,620	5.00%	LIBOR + 0.30%	08/04	06/10	962,301	1,300,354
06/10	3,870	6.29%	LIBOR + 0.30%	-	07/15	(130,764)	(133,217)

						$ 11,902,173	$ 14,734,588

7 Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s revenue includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate assets through its subsidiary, Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, investments in Real Estate Joint Ventures (Note 5), wholly owned real property (Wholly Owned Property) through its subsidiary, Bel Santa Ana (for the period during which Belcrest Realty maintained an interest in Bel Santa Ana) (Note 3) and certain debt and common equity investments. The Fund’s revenues from the real estate assets primarily consist of distribution income from Partnership Preference Units, net investment income from the Real Estate Joint Ventures and rental income from Wholly Owned Property.

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

	Three Months Ended

	March 31, 2007	March 31, 2006

Investment income
The Portfolio*	$ 7,618,310	$ 7,125,522
Real Estate	9,320,082	9,871,251
Unallocated	183,923	78,520

Total investment income	$ 17,122,315	$ 17,075,293

Net increase (decrease) in
net assets from operations
The Portfolio*	$ 3,085,450	$ 111,415,577
Real Estate	9,835,160	10,401,020
Unallocated(1)	(849,308)	(1,037,741)

Net increase in net assets from operations	$ 12,071,302	$ 120,778,856

	March 31, 2007	December 31, 2006

Net assets
The Portfolio*	$ 2,269,415,989	$ 2,361,795,218
Real Estate	(200,965,788)	(182,569,459)
Unallocated(2)	(6,754,964)	(12,023,149)

Net Assets	$ 2,061,695,237	$ 2,167,202,610

*	Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.

(1) Unallocated amounts pertain to the overall operation of Belcrest Capital and do not pertain to either segment. Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

Three Months Ended

	March 31, 2007	March 31, 2006

Distribution and servicing fees	$ 710,223	$ 882,878
Credit Facility interest expense	$ 225,194	$ 160,762

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2007 and December 31, 2006, such borrowings totaled $14,989,059. Unallocated assets represent direct cash and short-term investments held by the Fund including the Fund’s investment in Cash Management Portfolio. As of March 31, 2007 and December 31, 2006, such amounts totaled $8,753,897 and $3,689,695, respectively.

8 Restatement

In prior years’ condensed consolidated financial statements, Belcrest Capital had consolidated Real Estate Joint Ventures in which Belcrest Realty held a majority economic interest. After the issuance of the March 31, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belcrest Capital determined that such investments should not have been consolidated because Belcrest Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partner and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statement of operations and condensed consolidated statement of cash flows for the quarter ended March 31, 2006 to conform to the accounting treatment used at December 31, 2006.

The effect of deconsolidation on the Fund’s financial statements is to eliminate the presentation of the minority shareholder’s interest in the Real Estate Joint Venture investment and to present the Fund’s net investment in the Real Estate Joint Venture using the equity method. Using the equity method, the Fund reports its share of the current period’s Real Estate Joint Venture net investment income, realized gains (losses), if any, and unrealized appreciation (depreciation) in the condensed consolidated statement of operations.

Additionally, certain amounts in the March 31, 2006 condensed consolidated financial statements were also restated to correct the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statement of operations and condensed consolidated statement of cash flows for the quarter ended March 31, 2006.

The restatement of March 31, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the quarter ended March 31, 2006 are as follows:

	Three Months Ended
	March 31, 2006

Condensed Consolidated Statement of Operations
(Unaudited)	Previously Reported	Restated

Rental income	$ 11,060,869	$ 388,125
Net investment income from Real Estate Joint Venture	—	3,072,426
Interest	474,530	283,211
Total investment income	$ 24,866,930	$ 17,075,293
Property management and administrative fees	$ 536,993	$ —
Interest expense on mortgage notes	4,384,656	168,882
Property and maintenance expenses	686,106	—
Property taxes and insurance	1,465,974	—
Miscellaneous	322,892	257,506
Total expenses	$ 18,601,650	$ 11,631,417
Net investment income before minority interest in net
income of controlled subsidiary	$ 6,893,612	$ —
Minority interest in net income of controlled subsidiary	(821,404)	—

	Three Months Ended
	March 31, 2006

Condensed Consolidated Statement of Operations
(Unaudited)	Previously Reported	Restated

Net realized gain (loss)
Investment transactions, securities sold short and foreign
currency transactions allocated from Belvedere
Company (identified cost basis)	$ 23,242,917	$ 20,337,672
Net realized gain (loss)	$ 39,958,779	$ 37,053,534
Change in unrealized appreciation (depreciation)
Investments, securities sold short and foreign currency
allocated from Belvedere Company (identified cost
basis)	$ 81,577,910	$ 84,483,155
Investments in other real estate	(3,740,221)	5,674,793
Investment in Real Estate Joint Venture	—	5,989,840
Investment in Wholly Owned Property	—	(15,404,854)
Net change in unrealized appreciation (depreciation)	$ 74,747,869	$ 77,653,114

	Three Months Ended
	March 31, 2006

Condensed Consolidated Statement of Cash Flows
(Unaudited)	Previously Reported	Restated

Net investment income from Real Estate Joint Venture	$ —	$ (3,072,426)
Distributions of earnings from Real Estate Joint Venture	—	2,267,009
Decrease in other assets	2,370,581	—
Increase (decrease) in security deposits, accrued interest and
accrued other expenses and liabilities	(876,396)	15,779
Decrease in accrued property taxes	228,482	—
Improvements to rental property	(1,115,983)	—
Minority interest in net income of controlled subsidiary	821,404	—
Net realized gain from investment transactions, securities sold short, foreign currency transactions and interest rate swap
agreements	(39,958,779)	(37,053,534)
Net change in unrealized (appreciation) depreciation of
investments, securities sold short, foreign currency and
interest rate swap agreements	(74,747,869)	(77,653,114)
Net cash flows used in operating activities	$ (23,360,696)	$ (25,578,422)
Repayments of mortgage notes	$ (23,444)	$ (112,227)
Distributions paid to minority shareholders	(1,788,656)	—
Net cash flows used in financing activities	$ (18,092,711)	$ (16,392,838)
Net decrease in cash	$ (41,453,407)	$ (41,971,260)
Cash at beginning of period	$ 58,371,682	$ 53,290,282
Cash at end of period	$ 16,918,275	$ 11,319,022
Supplemental Disclosure and Non-cash Operating and
Financing Activities
Interest paid on mortgage notes	$ 4,539,880	$ 275,898

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belcrest Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three months ended March 31, 2006 as discussed in Note 8 to the condensed consolidated financial statements.

MD&A for the Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006.

Performance of the Fund.(1) The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index as the Fund’s primary performance benchmark. The S&P 500 Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility (described under “Liquidity and Capital Resources” below) and to mitigate in part the impact of interest rate changes on the Fund’s net asset value.

The Fund’s total return was 0.54% for the quarter ended March 31, 2007. This return reflects a decrease in the Fund’s net asset value per share from $130.32 to $129.01 and a distribution of $2.02 per share during the period. The total return of the S&P 500 Index was 0.64% over the same period. Last year, the Fund had a total return of 4.92% for the quarter ended March 31, 2006. This return reflected an increase in the Fund’s net asset value per share from $117.50 to $121.27 and a distribution of $1.94 per share during the period. The S&P 500 Index had a total return of 4.21% over the same period.

Performance of the Portfolio. For the quarter ended March 31, 2007, the Portfolio’s total return was 0.14%, lagging the S&P 500 Index return of 0.64% over the same period. For comparison, during the first quarter of 2006, the Portfolio posted a total return of 4.34% . Equity investors experienced a tumultuous first quarter of 2007 as evidenced by seesaw global equity market activity and double-digit increase in the Chicago Board Options Exchange Volatility Index. Domestic investors wrestled with numerous concerns including: continued geopolitical unrest, a housing slowdown leading to sub-prime mortgage woes and fears of rising inflation. Notwithstanding some troubling macroeconomic data, the U.S. economy remained resilient during the quarter and the Federal Reserve left short-term rates on hold. On average during the course of the quarter, mid-cap and small-cap stocks continued to lead their larger-cap counterparts. A shift in style trend, however, emerged within the small-cap universe, as the growth style took the lead over the value style. The broad market, as represented by the S&P 500 Index, finished the quarter in positive territory; its seventh gain in the last eight quarters.

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

During the first quarter of 2007 the utilities, materials and telecommunications sectors were the best performing sectors of the S&P 500 Index, while the financials and information technology sectors underperformed the S&P 500 Index. Market leading industries during the first quarter included: construction materials, personal products and independent power producers. In contrast, thrift and mortgage finance, household durables and biotechnology industries realized weaker returns.

During the quarter ended March 31, 2007, the Portfolio remained overweight in the industrials, consumer staples and discretionary sectors, while continuing to underweight the technology, utilities and telecommunications sectors. The Portfolio’s relatively weaker performance versus the S&P 500 Index during the quarter was primarily the result of its underweight of the strong performing, high dividend-yielding sectors, such as utilities and telecommunications, as well as its underweight of the materials sector. The Portfolio emphasizes common stocks of growth companies and thus remains underweight in high-dividend yielding sectors which, on average, offer more income than earnings growth potential. Additionally, although the overweight of the energy sector remained positive, stock selection within the oil and gas integrated industry was disappointing. During the first quarter of 2007, the Portfolio benefited from its emphasis of the strong-performing industrials and consumer staples sectors and relatively stronger investment selection within asset managers, textile apparel and food products industries versus the S&P 500 Index. The Portfolio’s long-term underweight of the information technology sector was also beneficial, particularly within communication equipment and semiconductor industries.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of March 31, 2007, real estate investments included investments in: two real estate joint ventures (Real Estate Joint Ventures), Allagash Property Trust (Allagash) and Lafayette Real Estate LLC (Lafayette) that are majority owned by Belcrest Realty; a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units); and certain other real estate investments, including certain debt and common equity investments in two private real estate companies. Allagash owns industrial distribution properties and Lafayette owns office buildings.

During the quarter ended March 31, 2007, Belcrest Realty sold certain of its Partnership Preference Units for approximately $13.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a nominal loss on the sale transactions. During the quarter ended March 31, 2006, Belcrest Realty acquired interests in additional Partnership Preference Units for a total of approximately $70.6 million and sold certain of its Partnership Preference Units totaling approximately $24.7 million (representing acquisitions from and sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $0.9 million on the sale transactions.

On January 20, 2006, Belcrest Realty sold property subject to a long-term triple net lease, Bel Santa Ana LLC (Bel Santa Ana), to the real estate investment affiliate of another investment fund advised by Boston Management, recognizing a gain of approximately $15.5 million on the transaction.

During the quarter ended March 31, 2007, the Fund’s net investment income from real estate investments was approximately $9.3 million compared to approximately $9.5 million for the quarter ended March 31, 2006, a decrease of $0.2 million or 2%. The decrease was due to lower distributions from investments in Partnership Preference Units principally due to the suspension of distribution payments by an issuer in 2006. The issuer is currently evaluating strategic alternatives, including the possible sale of the company. This decrease was partially offset by the addition of Lafayette in December 2006 and an increase in the net investment income of Allagash. During the quarter ended March 31, 2006, the Fund’s net investment income from real estate investments increased due to an increase in the net investment income of Allagash, partially offset by lower distributions from investments in Partnership Preference Units.

The estimated fair value of the Fund’s real estate investments was approximately $523.4 million at March 31, 2007 compared to approximately $610.0 million at December 31, 2006, a net decrease of $86.6 million or 14%. This net decrease was principally due to a return of capital to Belcrest Realty by Lafayette as a result of its obtaining mortgage financing during the quarter and fewer Partnership Preference Units held by Belcrest Realty at quarter end, partially offset by modest increases in the estimated fair value of Belcrest Realty’s investments in the Real Estate Joint Ventures. The Fund’s investments in real properties continue to achieve modest but satisfactory returns, benefiting from earnings in the expected range and cap rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

During the quarter ended March 31, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $14.4 million compared to net unrealized depreciation of approximately $12.9 million during the quarter ended March 31, 2006. Net unrealized appreciation of approximately $14.4 million consisted of approximately $12.3 million of net unrealized appreciation in the value of the Belcrest Realty’s investments in Allagash and Lafayette and $2.1 million of net unrealized appreciation in the value of the Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.3 million, compared to approximately $6.4 million of net realized and unrealized gains for the quarter ended March 31, 2006. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2007 consisted of $2.8 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.5 million of periodic net payments received pursuant to outstanding swap agreements (and classified as net realized gains on interest rate swap agreements in the Fund’s consolidated financial statements). Net realized and unrealized gains on swap agreements for the quarter ended March 31, 2006 consisted of $6.1 million of net unrealized gains due to changes in swap agreement valuations and $0.3 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance for the quarter ending March 31, 2007 from changes in swap agreement valuation was attributable to a decrease in the remaining term of the agreements and a modest decrease in swap rates during the period. The positive contribution to Fund performance for the quarter ending March 31, 2006 from changes in swap agreement valuations was attributable to an increase in swap rates during the period.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2007, the Fund had outstanding borrowings of $754.0 million and unused loan commitments of $59.0 million under the Credit Facility.

On May 9, 2007, the Fund amended its credit arrangement with MLMC to decrease the amount available thereunder by $35.0 million to an aggregate amount available for borrowing of $43.0 million.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating-rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $11.9 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $14.7 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 6 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended March 31,*

								Estimated
								Fair Value as
								of March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit
Facility				$754,000,000			$754,000,000	$754,000,000

Average interest rate				5.62%			5.62%

Rate sensitive derivative
financial instruments:

Pay fixed/receive
variable interest rate
swap agreements(1)				$623,855,000		$3,870,000	$627,725,000	$ 11,902,173

Average pay rate				4.67%		6.29%	4.68%

Average receive rate				5.62%		5.62%	5.62%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Camden Operating,
L.P., 7% Series B
Cumulative
Redeemable Perpetual
Preferred Units,
Callable 12/2/08,
Current Yield: 7.26%		$28,197,003					$ 28,197,003	$ 27,244,300

Colonial Realty Limited
Partnership, 7.25%
Series B Cumulative
Redeemable Perpetual
Preferred Units,
Callable 8/24/09,
Current Yield: 7.39%			$20,430,833				$ 20,430,833	$ 20,114,600

Essex Portfolio, L.P.,
7.875% Series B
Cumulative
Redeemable Preferred
Units,
Callable 12/31/09,
Current Yield: 7.78%			$29,226,328				$ 29,226,328	$ 29,116,103

								Estimated
								Fair Value as
								of March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Liberty Property
Limited Partnership,
7.45% Series B
Cumulative
Redeemable Preferred
Units,
Callable 8/31/09,
Current Yield: 7.34%			$32,250,000				$32,250,000	$32,740,200

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.11%			$55,000,000				$55,000,000	$54,670,000

MHC Operating
Limited Partnership,
7.95% Series F
Cumulative
Redeemable Perpetual
Preference Units,
Callable 6/30/10,
Current Yield: 8.06%				$17,500,000			$17,500,000	$17,269,000

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield:
26.41%**	$27,877,518						$27,877,518	$13,144,740

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield:
26.41%**	$29,833,200						$29,833,200	$12,495,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 6.98%			$48,488,320				$48,488,320	$44,598,850

Vornado Realty L.P.,
7% Series D-10
Cumulative
Redeemable Preferred
Units,
Callable 11/17/08,
Current Yield: 7.17%(2)		$11,166,813					$11,166,813	$11,722,363

								Estimated
								Fair Value as
								of March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Vornado Realty L.P.,
6.75% Series D-14
Cumulative
Redeemable Preferred
Units,
Callable 9/9/10,
Current Yield: 6.87%(3)				$32,180,010			$32,180,010	$34,390,808

Note Receivable:

Fixed-rate note
receivable, 8%						$3,352,436	$3,352,436	$ 0

*    The amounts listed reflect the Fund’s positions as of March 31, 2007. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its directly and indirectly controlled subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a Shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all Shareholders and all outstanding Fund Shares are eligible for redemption. During each month in the quarter ended March 31, 2007, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share
January 31, 2007	174,903.407	$130.86
February 28, 2007	321,626.577	$130.63
March 31, 2007	250,103.048	$127.43
Total	746,633.032	$128.94

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  The following is a list of all exhibits filed as part of this Form 10-Q:

31.1         Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K: The Fund filed a report on Form 8-K on January 26, 2007, regarding the appointment of Mr. Frenette as
        Chief Financial Officer of the Fund, replacing Ms. Green.

       The Fund filed a report on Form 8-K on June 5, 2007, regarding its previously issued financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on July 13, 2007.

BELCREST CAPITAL FUND LLC /s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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