Form 10-Q
period 2007-06-30
BELCREST CAPITAL FUND LLC
filed 2007-08-09
CIK 1070495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

Explanatory Note

The Quarterly Report on Form 10-Q of Belcrest Capital Fund LLC (the Fund) for the three and six months ended June 30, 2007 contains unaudited condensed restated consolidated financial statements for the three and six months ended June 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

	Belcrest Capital Fund LLC
	Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	4
	Condensed Consolidated Statements of Assets and Liabilities as of
	June 30, 2007 and December 31, 2006	4
	Condensed Consolidated Statements of Operations for the Three Months
	Ended June 30, 2007 and 2006 (Restated) and for the Six Months
	Ended June 30, 2007 and 2006 (Restated)	5
	Condensed Consolidated Statements of Changes in Net Assets for the Six
	Months Ended June 30, 2007 and the Year Ended December 31, 2006	7
	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2007 and 2006 (Restated)	8
	Financial Highlights for the Six Months Ended June 30, 2007 and the
	Year Ended December 31, 2006	10
	Notes to Condensed Consolidated Financial Statements as of June 30, 2007	11
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	28

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 2,265,637,699	$ 2,368,162,987
Investment in Partnership Preference Units	259,674,669	309,075,151
Investment in Real Estate Joint Ventures	232,901,976	300,968,307
Investment in other real estate investments	0	0
Affiliated investment	13,322,868	3,203,628

Total investments	$ 2,771,537,212	$ 2,981,410,073
Cash	2,616,295	24,994,301
Distributions and interest receivable	3,892,050	3,948,112
Interest receivable from affiliated investment	33,680	28,715
Swap interest receivable	98,589	84,757
Open interest rate swap agreements, at value	16,861,656	14,734,588

Total assets	$ 2,795,039,482	$ 3,025,200,546

Liabilities:
Loan payable – Credit Facility	$ 735,000,000	$ 849,000,000
Payable for Fund Shares redeemed	-	6,193,534
Payable to affiliate for investment advisory and administrative fees	622,758	600,854
Payable to affiliate for distribution and servicing fees	357,094	384,031
Other accrued expenses:
Interest expense	720,356	691,207
Other expenses and liabilities	383,485	708,310
Minority interests in subsidiaries	210,000	420,000

Total liabilities	$ 737,293,693	$ 857,997,936

Net assets	$ 2,057,745,789	$ 2,167,202,610

Shareholders’ Capital	$ 2,057,745,789	$ 2,167,202,610

Shares outstanding (unlimited number of shares authorized)	14,936,504	16,629,737

Net asset value and redemption price per share	$ 137.77	$ 130.32

See notes to unaudited condensed consolidated financial statements 4

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $556,900, $445,434, $588,861
and $513,398, respectively)	$ 12,018,231	$ 12,342,325	$ 23,033,328	$ 23,380,484
Interest allocated from Belvedere Company	203,391	250,817	262,043	258,592
Security lending income allocated
from Belvedere Company, net	89,299	26,863	99,282	36,158
Expenses allocated from Belvedere Company	(3,442,473)	(3,815,708)	(6,907,895)	(7,745,415)

Net investment income allocated from
Belvedere Company	$ 8,868,448	$ 8,804,297	$ 16,486,758	$ 15,929,819
Net investment income from Real Estate Joint Ventures	4,927,373	2,877,635	9,980,439	5,950,061
Distributions from Partnership Preference Units	3,677,609	6,206,010	7,944,625	12,412,019
Rental income from Wholly Owned Property	-	-	-	388,125
Interest	3,015	266,508	11,578	549,719
Interest allocated from affiliated investment	145,717	-	339,848	-
Expenses allocated from affiliated investment	(13,650)	-	(32,421)	-

Total investment income	$ 17,608,512	$ 18,154,450	$ 34,730,827	$ 35,229,743

Expenses:
Investment advisory and administrative fees	$ 2,437,383	$ 2,214,117	$ 4,709,774	$ 4,498,161
Distribution and servicing fees	708,334	835,971	1,418,557	1,718,849
Interest expense on Credit Facility	10,632,128	8,958,667	21,891,815	16,996,774
Interest expense on mortgage note	-	-	-	168,882
Miscellaneous	331,352	499,115	668,960	756,621

Total expenses	$ 14,109,197	$ 12,507,870	$ 28,689,106	$ 24,139,287
Deduct –
Reduction of investment advisory and
administrative fees	524,987	597,136	1,054,226	1,225,468

Net expenses	$ 13,584,210	$ 11,910,734	$ 27,634,880	$ 22,913,819

Net investment income	$ 4,024,302	$ 6,243,716	$ 7,095,947	$ 12,315,924

(1) See Note 9.

See notes to unaudited condensed consolidated financial statements 5

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Six Months Ended

		June 30, 2006		June 30, 2006
	June 30, 2007	(Restated)(1)	June 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions, and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 33,774,861	$ 36,143,167	$ 53,000,802	$ 56,480,839
Investment transactions in Partnership
Preference Units (identified cost basis)	(295,902)	117,563	(306,222)	985,408
Investment transactions in Wholly Owned Property	-	112,903	-	15,631,391
Interest rate swap agreements(2)	1,495,259	886,918	2,986,564	1,216,447

Net realized gain	$ 34,974,218	$ 37,260,551	$ 55,681,144	$ 74,314,085

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$ 89,548,636	$ (78,313,582)	$ 66,278,494	$ 6,169,573
Investments in Partnership Preference
Units (identified cost basis)	(4,837,331)	(10,961,604)	(2,750,625)	(20,096,824)
Investments in Real Estate Joint Ventures	8,682,540	7,595,061	20,991,122	13,584,899
Investments in Wholly Owned Property	-	-	-	(15,404,854)
Investments in other real estate	-	(4,420,568)	-	1,254,227
Interest rate swap agreements	4,959,483	4,888,269	2,127,068	10,933,669

Net change in unrealized appreciation (depreciation)	$ 98,353,328	$ (81,212,424)	$ 86,646,059	$ (3,559,310)

Net realized and unrealized gain (loss)	$ 133,327,546	$ (43,951,873)	$ 142,327,203	$ 70,754,775

Net increase (decrease) in net assets from operations	$ 137,351,848	$ (37,708,157)	$ 149,423,150	$ 83,070,699

(1)	See Note 9.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

See notes to unaudited condensed consolidated financial statements 6

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 7,095,947	$ 20,420,421
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	55,681,144	101,373,735
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest rate swap agreements	86,646,059	155,063,776

Net increase in net assets from operations	$ 149,423,150	$ 276,857,932

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 12,542,139	$ 15,634,647
Net asset value of Fund Shares redeemed	(238,169,764)	(591,403,921)

Net decrease in net assets from Fund Share transactions	$ (225,627,625)	$ (575,769,274)

Distributions –
Distributions to Shareholders	$ (33,252,346)	$ (40,943,773)

Total distributions	$ (33,252,346)	$ (40,943,773)

Net decrease in net assets	$ (109,456,821)	$ (339,855,115)

Net assets:
At beginning of period	$ 2,167,202,610	$ 2,507,057,725

At end of period	$ 2,057,745,789	$ 2,167,202,610

See notes to unaudited condensed consolidated financial statements 7

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

		June 30, 2006
	June 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 149,423,150	$ 83,070,699
Adjustments to reconcile net increase in net assets from
operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(16,486,758)	(15,929,819)
Net investment income from Real Estate Joint Ventures	(9,980,439)	(5,950,061)
Return of capital from Real Estate Joint Venture	90,744,887	-
Distributions of earnings from Real Estate Joint Ventures	8,336,395	4,728,942
Increase in short-term investments	-	(594,653)
Increase in affiliated investment	(10,119,240)	-
Increase in note receivable from other real estate investments	-	(163,912)
Decrease in distributions and interest receivable	56,062	49,484
Increase in interest receivable from affiliated investment	(4,965)	-
Increase in interest receivable for open swap agreements	(13,832)	(98,127)
Increase (decrease) in payable to affiliate for investment advisory and
administrative fees	21,904	(47,941)
Decrease in payable to affiliate for distribution and servicing fees	(26,937)	(51,646)
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(295,676)	81,343
Purchases of Partnership Preference Units	(21,402)	(70,585,211)
Proceeds from sales of Partnership Preference Units	46,365,037	33,095,892
Payment for investment in Real Estate Joint Venture	(43,390)	-
Proceeds from sale of investment in Wholly Owned Property	-	23,155,122
Decrease in cash due to sale of Wholly Owned Property	-	(19,313)
Net interest earned on interest rate swap agreements	2,986,564	1,216,447
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(55,681,144)	(74,314,085)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(86,646,059)	3,559,310

Net cash flows provided by (used in) operating activities	$ 118,614,157	$ (18,797,529)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 14,000,000	$ 15,000,000
Repayments of Credit Facility	(128,000,000)	(6,000,000)
Repayment of mortgage notes	-	(112,227)
Payments for Fund Shares redeemed	(6,071,956)	(2,186,174)
Distributions paid to Shareholders	(20,710,207)	(25,309,126)
Distributions paid to minority investors	(210,000)	-

Net cash flows used in financing activities	$ (140,992,163)	$ (18,607,527)

Net decrease in cash	$ (22,378,006)	$ (37,405,056)

Cash at beginning of period	$ 4,994,301	$ 53,290,282

Cash at end of period	$ 2,616,295	$ 15,885,226

See notes to unaudited condensed consolidated financial statements 8

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended

		June 30, 2006
	June 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$21,856,299	$16,765,125
Interest paid on mortgage note	$-	$275,898
Interest received on swap agreements, net	$(2,972,732)	$(1,118,320)
Reinvestment of distributions paid to Shareholders	$12,542,139	$15,634,647
Market value of securities distributed in payment of redemptions	$238,291,342	$269,469,382
Market value of real property and other assets, net
of current liabilities, disposed of in conjunction with
the sale of Other Real Estate/Wholly Owned Property	$-	$689,080,643
Mortgage note disposed of in conjunction with the sale of
Other Real Estate/Wholly Owned Property	$-	$45,998,792

(1) See Note 9.

See notes to unaudited condensed consolidated financial statements 9

BELCREST CAPITAL FUND LLC Condensed Consolidated Financial Statements (Continued) Financial Highlights (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006

Net asset value – Beginning of period	$ 130.320	$ 117.500

Income (loss) from operations

Net investment income(1)	$ 0.447	$ 1.067
Net realized and unrealized gain	9.023	13.693

Total income from operations	$ 9.470	$ 14.760

Distributions

Distributions to Shareholders	$ (2.020)	$ (1.940)

Total distributions	$ (2.020)	$ (1.940)

Net asset value – End of period	$ 137.770	$ 130.320

Total Return(2)	7.37%(3)	12.75%

Ratios as a percentage of average net assets

Expenses of Wholly Owned Property(4)	-	0.01%
Belcrest Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	2.10%(9)	1.60%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	1.21%(9)	1.16%

Total expenses	3.31%(9)	2.77%
Net investment income(6)	0.68%(9)	0.88%

Ratios as a percentage of average gross assets(8)

Expenses of Wholly Owned Property(4)	-	0.01%
Belcrest Capital Fund LLC Expenses
Interest and other borrowing costs(5)(6)	1.36%(9)	1.14%
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(5)(7)	0.79%(9)	0.82%

Total expenses	2.15%	1.97%
Net investment income(6)	0.44%	0.62%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 2,057,746	$ 2,167,203
Portfolio turnover of Tax-Managed Growth Portfolio(10)	1%	1%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Represents expenses incurred by Belcrest Realty Corporation's (Belcrest Realty) Wholly Owned Property.

(5)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty. Does not include expenses of Belcrest Realty's Wholly Owned Property.

(6)	Ratios do not include net interest earned in connection with interest rate swap agreements. Had such amounts been included, ratios would have been higher or lower.

(7)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio and Cash Management Portfolio.

(8)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty includes its ratable share of the assets and liabilities of its direct and indirect subsidiaries, Real Estate Joint Ventures and co-owned real property investments, if any.

(9)	Annualized.

(10)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax- Managed Growth Portfolio including in-kind contributions and distributions was 4% and 7% for the period ended June 30, 2007 and the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of June 30, 2007
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. Belcrest Realty Corporation (Belcrest Realty) and Bel Alliance Properties, LLC (Bel Alliance) have qualified and intend to qualify as real estate investment trusts (REITs) and generally intend to distribute at least 100% of their taxable income to the Fund. As a result of their REIT status, Belcrest Realty and Bel Alliance are able to claim dividends paid deductions on their tax returns to deduct the full amount of common and preferred dividends paid to stockholders when computing their annual federal taxable income, which results in Belcrest Realty’s and Bel Alliance’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the six months ended June 30, 2007 and 2006:

Six Months Ended

Investment Transactions	June 30, 2007	June 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$ 238,291,342	$ 269,469,382
Purchases of Partnership Preference Units(1)	$ 21,402	$ 70,585,211
Sales of Partnership Preference Units(2)	$ 46,365,037	$ 33,095,892
Purchase of investment in Real Estate Joint Venture	$ 43,390	$ -
Sale of investment in Wholly Owned Property(3)	$ -	$ 23,155,122

(1)	Purchases of Partnership Preference Units for the six months ended June 30, 2007 and 2006 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management).

(2)	Sales of Partnership Preference Units for the six months ended June 30, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a loss of $306,222 and a gain of $985,408 was recognized, respectively.

(3)	In January 2006, Belcrest Realty sold its interest in a wholly owned real property (Wholly Owned Property) held through Bel Santa Ana LLC (Bel Santa Ana) to the real estate investment affiliate of another investment fund advised by Boston Management for which a gain of $15,631,391 was recognized.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the six months ended June 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Six Months Ended

	June 30, 2007	June 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$ 15,510,538,738	$ 13,612,210,990
The Fund’s investment in Belvedere Company(2)	$ 2,265,637,699	$ 2,450,588,399
Income allocated to Belvedere Company from the Portfolio	$ 153,048,883	$ 124,577,537
Income allocated to the Fund from Belvedere Company	$ 23,394,653	$ 23,675,234
Expenses allocated to Belvedere Company from the Portfolio	$ 33,634,723	$ 30,250,511
Expenses allocated to the Fund from Belvedere Company(3)	$ 6,907,895	$ 7,745,415

Net realized gain from investment transactions and foreign currency
transactions allocated to Belvedere Company from the Portfolio	$ 349,641,643	$ 293,932,775
Net realized gain from investment transactions and foreign currency
transactions allocated to the Fund from Belvedere Company	$ 53,000,802	$ 56,480,839
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the
Portfolio	$ 437,085,808	$ 2,396,788
Net change in unrealized appreciation (depreciation) of investments
and foreign currency allocated to the Fund from Belvedere Company	$ 66,278,494	$ 6,169,573

(1)	As of June 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 73.9% and 72.1% of the Portfolio’s net assets, respectively.

(2)	As of June 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 14.6% and 18.0% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company include:

Six Months Ended

	June 30, 2007	June 30, 2006

Expenses allocated from the Portfolio	$ 5,143,340	$ 5,765,860
Servicing fees	$ 1,726,423	$ 1,937,362
Operating expenses	$ 38,132	$ 42,193

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2007, December 31, 2006 and June 30, 2006 and its operations for the six months ended June 30, 2007, for the year ended December 31, 2006 and for the six months ended June 30, 2006 follows:

	June 30, 2007	December 31, 2006	June 30, 2006

Investments, at value	$ 21,017,676,485	$ 20,355,992,040	$ 18,934,068,161
Other assets	30,373,412	39,293,430	34,515,320

Total assets	$ 21,048,049,897	$ 20,395,285,470	$ 18,968,583,481

Collateral for securities loaned	$ 51,034,581	$ -	$ 72,500,000
Management fee payable	7,477,416	7,278,009	6,735,653
Other liabilities	1,164,789	715,214	754,547

Total liabilities	$ 59,676,786	$ 7,993,223	$ 79,990,200

Net assets	$ 20,988,373,111	$ 20,387,292,247	$ 18,888,593,281

Dividends and interest	$ 208,202,519	$ 355,816,931	$ 175,092,342

Investment adviser fee	$ 43,993,696	$ 83,323,602	$ 41,339,905
Other expenses	1,529,784	2,966,211	1,142,069
Total expense reductions	(90)	(99)	(99)

Net expenses	$ 45,523,390	$ 86,289,714	$ 42,481,875

Net investment income	$ 162,679,129	$ 269,527,217	$ 132,610,467
Net realized gain from investment
transactions and foreign currency
transactions	545,049,808	644,738,498	453,652,551
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	523,098,477	1,577,971,043	(29,804,533)

Net increase in net assets from
operations	$ 1,230,827,414	$ 2,492,236,758	$ 556,458,485

5 Investments in Real Estate Joint Ventures

At June 30, 2007 and December 31, 2006, Belcrest Realty held investments in two real estate joint ventures (Real Estate Joint Ventures), Lafayette Real Estate LLC (Lafayette) and Allagash Property Trust (Allagash). Belcrest Realty holds a majority economic interest of 73.3% and 70.0% in Lafayette and 81.0% and 80.9% in Allagash as of June 30, 2007 and December 31, 2006, respectively. Lafayette owns office buildings and Allagash owns industrial distribution properties. In February 2007, certain real property held by Lafayette obtained financing in the amount of $203,250,000 through a mortgage note issued to Lafayette. The Fund received $90,744,887 in the financing proceeds as a return of its investment. The mortgage note is secured by certain real property held by Lafayette and is generally without recourse to Belcrest Capital and Belcrest Realty. Condensed summary financial data of the Real Estate Joint Ventures is presented below. The investment in real estate is presented at estimated fair value.

	June 30, 2007	December 31, 2006

Assets:
Investment in real estate	$ 873,196,451	$ 705,987,948
Other assets	19,606,829	16,715,509

Total assets	$ 892,803,280	$ 722,703,457

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 565,199,512	$ 307,000,000
Other liabilities	10,982,122	8,604,948

Total liabilities	$ 576,181,634	$ 315,604,948

Minority interest	$ 16,721,132	$ 4,195,441

Shareholders’ equity	$ 299,900,514	$ 402,903,068

Total liabilities and shareholders’ equity	$ 892,803,280	$ 722,703,457

(1)	The estimated fair value of the mortgage notes payable is approximately $544,400,000 and $304,300,000 as of June 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and currently prevailing interest rates.

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues	$ 20,407,592	$ 10,187,629	$ 37,975,028	$ 21,051,692
Expenses	13,922,294	6,601,757	24,632,595	13,571,990

Net investment income before unrealized
appreciation (depreciation)	$ 6,485,298	$ 3,585,872	$ 13,342,433	$ 7,479,702
Change in net unrealized appreciation
(depreciation)	11,137,441	9,526,921	35,189,361	17,533,365
Minority interest	(4,265,160)	(60,719)	(12,525,691)	(152,041)

Net increase in net assets from
operations	$ 13,357,579	$ 13,052,074	$ 36,006,103	$ 24,861,026

6 Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belcrest Capital’s net asset value. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at June 30, 2007 and December 31, 2006 are listed below.

	Notional Amount (000’s omitted)			Initial Optional Termination Date		Unrealized Appreciation
					Final Termination Date	(Depreciation) at
Effective Date		Fixed Rate	Floating Rate
						June 30, 2007	December 31, 2006

10/03	$ 128,116	4.865%	LIBOR + 0.30%	07/04	06/10	$ 2,879,150	$ 2,118,561
10/03	170,000	4.795%	LIBOR + 0.30%	09/04	06/10	4,100,825	3,670,660
10/03	63,526	4.69%	LIBOR + 0.30%	02/05	06/10	1,697,408	1,547,719
10/03	55,375	4.665%	LIBOR + 0.30%	03/05	06/10	1,512,083	1,382,315
10/03	80,965	4.145%	LIBOR + 0.30%	03/10	06/10	3,218,027	2,981,005
10/03	47,253	4.045%	LIBOR + 0.30%	-	06/10	1,995,942	1,867,191
02/04	78,620	5.00%	LIBOR + 0.30%	08/04	06/10	1,513,160	1,300,354
06/10	3,870	6.29%	LIBOR + 0.30%	-	07/15	(54,939)	(133,217)

						$ 16,861,656	$ 14,734,588

7 Debt

Credit Facility –On May 9, 2007, Belcrest Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to decrease the amount of the revolving loan facility by $35,000,000 to an aggregate amount available for borrowing of $43,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of June 30, 2007, there were no outstanding borrowings under this credit arrangement.

There were no changes to the terms of Belcrest Capital’s credit arrangement with Dresdner Kleinwort Holdings I, Inc. during the six months ended June 30, 2007. As of June 30, 2007, outstanding borrowings under this credit arrangement totaled $735,000,000.

8 Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate assets through its subsidiary, Belcrest Realty. Belcrest Realty invests in directly and indirectly in Partnership Preference Units, investments in Real Estate Joint Ventures (Note 5), Wholly Owned Property through its subsidiary, Bel Santa Ana (for the period during which Belcrest Realty maintained an interest in Bel Santa Ana) (Note 3) and certain debt and common equity investments. The Fund’s investment income from the real estate assets primarily consists of net investment income from the Real Estate Joint Ventures, distribution income from Partnership Preference Units and rental income from Wholly Owned Property.

Belcrest Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense has been allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily consists of net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belcrest Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended			Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Investment income
The Portfolio*	$8,868,448	$8,804,297	$16,486,758	$15,929,819
Real Estate	8,604,982	9,268,826	17,925,064	19,140,077
Unallocated	135,082	81,327	319,005	159,847

Total investment income	$17,608,512	$18,154,450	$34,730,827	$35,229,743

Net increase (decrease) in
net assets from operations
The Portfolio*	$131,699,902	$(33,885,107)	$134,785,352	$77,530,470
Real Estate	6,979,356	(2,780,398)	16,814,516	7,620,622
Unallocated(1)	(1,327,410)	(1,042,652)	(2,176,718)	(2,080,393)

Net increase (decrease) in
net assets from operations	$137,351,848	$(37,708,157)	$149,423,150	$83,070,699

	June 30, 2007	December 31, 2006

Net assets
The Portfolio*	$2,265,472,371	$2,361,795,218
Real Estate	(193,701,995)	(182,569,459)
Unallocated(2)	(14,024,587)	(12,023,149)

Net Assets	$2,057,745,789	$2,167,202,610

* Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.

(1) Unallocated amounts pertain to the overall operation of Belcrest Capital and do not pertain to either segment.  Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Distribution and servicing fees	$ 708,334	$ 835,971	$ 1,418,557	$ 1,718,849
Credit Facility interest expense	$ 650,479	$ 179,173	$ 875,673	$ 339,935

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2007 and December 31, 2006, such borrowings totaled $29,396,276 and $14,989,059, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management Portfolio. As of June 30, 2007 and December 31, 2006, such amounts totaled $15,973,468 and $3,689,695, respectively.

9 Restatement

In prior years’ condensed consolidated financial statements, Belcrest Capital had consolidated Real Estate Joint Ventures in which Belcrest Realty held a majority economic interest. After the issuance of the June 30, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belcrest Capital determined that such investments should not have been consolidated because Belcrest Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partners and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006 to conform to the accounting treatment used at December 31, 2006.

The effect of deconsolidation on the Fund’s financial statements is to eliminate the presentation of the minority shareholder’s interest in the Real Estate Joint Venture investments and to present the Fund’s net investment in the Real Estate Joint Ventures using the equity method. Using the equity method, the Fund reports its share of the current period’s Real Estate Joint Ventures net investment income, realized gains (losses), if any, and unrealized appreciation (depreciation) in the condensed consolidated statements of operations.

Additionally, certain amounts in the June 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and six months ended June 30, 2006 and condensed consolidated statement of cash flows for the six months ended June 30, 2006.

The restatement of June 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the three and six months ended June 30, 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006

Condensed Consolidated
Statements of Operations	Previously		Previously
(Unaudited)	Reported	Restated	Reported	Restated

Rental income	$10,047,074	$—	$21,107,943	$388,125
Net investment income from Real
Estate Joint Venture	—	2,877,635	—	5,950,061
Interest	407,063	266,508	881,593	549,719
Total investment income	$25,464,444	$18,154,450	$50,331,374	$35,229,743
Property management and
administrative fees	$553,401	$—	$1,090,394	$—
Interest expense on mortgage notes	4,215,773	—	8,600,429	168,882
Property and maintenance expenses	520,374	—	1,206,480	—
Property taxes and insurance	1,252,792	—	2,718,766	—
Miscellaneous	558,532	499,115	881,424	756,621
Total expenses	$19,109,627	$12,507,870	$37,711,277	$24,139,287
Net expenses	$18,512,491	$11,910,734	$36,485,809	$22,913,819

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006

Condensed Consolidated
Statements of Operations	Previously		Previously
(Unaudited)	Reported	Restated	Reported	Restated

Net investment income before
minority interest in net income of
controlled subsidiary	$ 6,951,953	$ —	$ 13,845,565	$ —
Minority interest in net income of
controlled subsidiary	$ (708,237)	$ —	$ (1,529,641)	$ —
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated
from Belvedere Company
(identified cost basis)	$ 39,013,539	$ 36,143,167	$ 62,256,456	$ 56,480,839
Net realized gain (loss)	$ 40,130,923	$ 37,260,551	$ 80,089,702	$ 74,314,085
Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere
Company (identified cost basis)	$ (81,183,954)	$ (78,313,582)	$ 393,956	$ 6,169,573
Investments in other real estate	3,174,493	(4,420,563)	(565,728)	1,254,227
Investment in Real Estate Joint
Venture	—	7,595,056	—	13,584,899
Investment in Wholly Owned
Property	—	—	—	(15,404,854)
Net change in unrealized
appreciation (depreciation)	$ (84,082,796)	$ (81,212,424)	$ (9,334,927)	$ (3,559,310)

			Six Months Ended
			June 30, 2006

			Previously
Condensed Consolidated Statement of Cash Flows (Unaudited)			Reported	Restated

Net investment income from Real Estate Joint Venture			$ —	$ (5,950,061)
Distributions of earnings from Real Estate Joint Venture			—	4,728,942
Decrease in other assets			3,901,589	—
Increase (decrease) in security deposits, accrued interest and accrued
other expenses and liabilities			(1,357,179)	81,343
Increase in accrued property taxes			504,497	—
Improvements to rental property			(2,373,785)	—
Minority interest in net income of controlled subsidiary			1,529,641	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements			(80,089,702)	(74,314,085)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements			9,334,927	3,559,310
Net cash flows used in operating activities			$ (15,452,990)	$ (18,797,529)
Repayments of mortgage notes			$ (23,444)	$ (112,227)
Distributions paid to minority shareholders			(3,220,457)	—

Six Months Ended
June 30, 2006

Previously
Condensed Consolidated Statement of Cash Flows (Unaudited)	Reported	Restated

Net cash flows used in financing activities	$ (21,739,201)	$ (18,607,527)
Net decrease in cash	$ (37,192,191)	$ (37,405,056)
Cash at beginning of period	$ 58,371,682	$ 53,290,282
Cash at end of period	$ 21,179,491	$ 15,885,226
Supplemental Disclosure and Non-cash Operating and Financing
Activities
Interest paid on mortgage notes	$ 8,715,080	$ 275,898

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the 1934 Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belcrest Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and six months ended June 30, 2006 as discussed in Note 8 to the condensed consolidated financial statements.

MD&A for the Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006.

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

The Fund’s total return was 6.79% for the quarter ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $129.01 to $137.77 during the period. The total return of the S&P 500 Index was 6.27% over the same period. Last year, the Fund had a total return of -1.60% for the quarter ended June 30, 2006. This return reflected a decrease in the Fund’s net asset value per share from $121.27 to $119.33 during the period. The S&P 500 Index had a total return of -1.44% over the same period.

Performance of the Portfolio. For the quarter ended June 30, 2007, the Portfolio’s total return was 5.99%, lagging the S&P 500 Index return of 6.27% over the same period. The second quarter saw equity markets rally, albeit with increasing volatility. Earnings growth proved better than most expectations and merger and buyout activity continued at a robust clip. Increased volatility was largely due to concerns over geopolitical unrest and economic uncertainty. Concerns regarding a significant slowing in the U.S. housing market as well as rising energy prices prompted fears of both an economic slowdown and rising inflation. However, labor markets remained relatively robust and consumption, while slowing, remained positive. Notwithstanding mixed macroeconomic data, the Federal Reserve left short-term interest rates steady at 5.25% . On average during the course of the quarter, mid-cap and small-cap stocks continued to outperform large-cap stocks and growth stocks remained ahead of their value counterparts.

Nine out of ten economic sectors in the S&P 500 Index posted positive returns. The energy, industrials and information technology sectors were top performers, while the utilities and financials sectors realized weaker quarterly results pressured by interest rate fears and continued sub-prime mortgage concerns. Market leading industries in the second quarter

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

included: internet and catalog retailers, construction, auto components and energy equipment. In contrast, the commercial services, real estate investment trusts and multi-utilities industries realized weaker returns.

The Portfolio underperformed its benchmark, the S&P 500 Index, during the quarter ended June 30, 2007 primarily due to its holdings within the industrials and energy sectors. Although the Portfolio retained its emphasis on strong performing sectors, stock selection within machinery, energy equipment and defense industries detracted from performance. Additionally, the Portfolio’s overweight of the lagging consumer staples sector coupled with relatively weaker stock selection within the biotechnology and health care service industries also hindered performance. In contrast, the Portfolio benefited from strong stock selection within the consumer discretionary, financials and telecommunications sectors. The Portfolio’s underweight of the lagging utilities sector and stronger investments within the electric utilities industry were also beneficial.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of June 30, 2007, real estate investments included investments in: two real estate joint ventures (Real Estate Joint Ventures), Allagash Property Trust (Allagash) and Lafayette Real Estate LLC (Lafayette), that are majority owned by Belcrest Realty; a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units); and certain other real estate investments, including certain debt and common equity investments in two private real estate companies. Allagash owns industrial distribution properties and Lafayette owns office buildings.

During the quarter ended June 30, 2007, Belcrest Realty sold certain of its Partnership Preference Units for approximately $32.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a loss of approximately $0.3 million on the sales transactions. During the quarter ended June 30, 2006, Belcrest Realty sold certain of its Partnership Preference Units totaling approximately $8.4 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $0.1 million on the sale transactions.

During the quarter ended June 30, 2007, the Fund’s net investment income from real estate investments was approximately $8.6 million compared to approximately $9.1 million for the quarter ended June 30, 2006, a decrease of $0.5 million or 5%. The decrease was due to lower distributions from investments in Partnership Preference Units due principally to the suspension of distribution payments by an issuer in the second half of 2006. The issuer is currently evaluating strategic alternatives, including the possible sale of the company. This decrease was partially offset by the acquisition of Lafayette in December 2006 and an increase in the net investment income of Allagash. During the quarter ended June 30, 2006, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter and the loss of rental income related to the sale of Bel Santa Ana in the first quarter of 2005, partially offset by an increase in the net investment income of Allagash.

During the quarter ended June 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $3.8 million compared to net unrealized depreciation of approximately $7.8 million during the quarter ended June 30, 2006. Net unrealized appreciation of approximately $3.8 million consisted of approximately $8.6 million of net unrealized appreciation in the value of the Belcrest Realty’s investments in the Real Estate Joint Ventures, offset by approximately $4.8 million of net unrealized depreciation in the value of the Partnership Preference Units.

The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and cap rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $6.5 million, compared to approximately $5.8 million of net realized and unrealized gains for the quarter ended June 30, 2006. Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2007 consisted of $5.0 million of net unrealized gains due to changes in swap agreement valuations and $1.5 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the quarter ended June 30, 2006 consisted of $4.9 million of net unrealized gains due to changes in swap agreement valuations and $0.9 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuations for the quarters ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

MD&A for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006.

Performance of the Fund. The Fund’s total return was 7.37% for the six months ended June 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $130.32 to $137.77 and a distribution of $2.02 per share during the period. The S&P 500 Index had a total return of 6.96% over the same period. Last year, the Fund had a total return of 3.25% for the six months ended June 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $117.50 to $119.33 and a distribution of $1.94 per share during the period. The S&P 500 Index had a total return of 2.70% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 6.14% for the six months ended June 30, 2007, underperforming the S&P 500 Index return of 6.96% . The U.S. equity markets posted strong returns in the first half of 2007, fueled by positive earnings and continued strength in merger and buyout activity. Equity and bond markets remained choppy, however, as geopolitical and economic uncertainty, coupled with rising inflation and sub-prime mortgage fears pressured already-anxious investors. Markets across the globe registered sharp declines from late February through mid-March 2007, but recovered in April and rallied to new highs by the end of the six month period. On average small-cap stocks continued to lead large-cap stocks, and growth stocks outpaced their value counterparts during the course of the period.

Despite increased volatility, nine out of 10 economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top performing sectors, while the financials and consumer discretionary sectors realized weaker returns during the period ended June 30, 2007. The leading industries of the S&P 500 Index during the first half of 2007 included internet and catalog retailers, auto components, construction, energy equipment and services. Industries making negative contributions to the S&P 500 Index return included commercial services, diversified financials and real estate investment trusts.

During the period, the Portfolio’s total return lagged that of the S&P 500 Index. The Portfolio’s relative underperformance was primarily affected by it underweighting of the stronger-performing utilities and materials sectors and sub-par investment selections with the energy, industrials and information technology sectors. In contrast, the Portfolio benefited from its investments in the financials and consumer discretionary sectors, primarily within the multi-line retail, textiles, apparel and commercial banks industries as well as relatively better selection in the pharmaceuticals and semiconductor sectors.

Performance of Real Estate Investments. During the six months ended June 30, 2007, Belcrest Realty sold certain of its Partnership Preference Units for approximately $46.4 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $0.3 million on the sales transactions. During the six months ended June 30, 2006, Belcrest Realty acquired interests in additional Partnership Preference Units for a total of approximately $70.6 million and sold certain of its Partnership Preference Units totaling approximately $33.1 million (representing acquisitions from and sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $1.0 million on the sale transactions.

During the six months ended June 30, 2007, the Fund’s net investment income from real estate investments was approximately $17.9 million compared to approximately $18.6 million for the six months ended June 30, 2006, a decrease of $0.7 million or 4%. The decrease was due to lower distributions from investments in Partnership Preference Units due principally to a lower average distribution rate on fewer Partnership Preference Units and the suspension of distribution payments by an issuer in the second half of 2006, partially offset by the addition of Lafayette in December 2006 and an increase in the net investment income of Allagash. During the six months ended June 30, 2006, the Fund’s net investment income from real estate investments increased due to an increase in the net investment income of Allagash, partially offset by lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the period and the loss of rental income related to the sale of Bel Santa Ana in the first quarter of 2005.

The estimated fair value of the Fund’s real estate investments was approximately $492.6 million at June 30, 2007 compared to approximately $610.0 million at December 31, 2006, a net decrease of $117.4 million or 19%. This net decrease was due principally to a return of capital to Belcrest Realty by Lafayette as a result of its obtaining mortgage financing during the first quarter and fewer Partnership Preference Units held by Belcrest Realty at quarter end. The Fund’s investments in real properties continued to achieve modest returns, benefiting from earnings in the expected range and cap rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units remained relatively unchanged with no significant movements in interest rates and credit spreads from December 31, 2006.

During the six months ended June 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $18.2 million compared to net unrealized depreciation of approximately $20.7 million during the six months ended June 30, 2006. Net unrealized appreciation of approximately $18.2 million consisted of approximately $21.0 million of net unrealized appreciation in the value of the Belcrest Realty’s investments in the Real Estate Joint Ventures, offset by approximately $2.8 million of net unrealized depreciation in the value of the Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2007, net realized and unrealized gains on the Fund’s interest rate swap agreements totaled approximately $5.1 million, compared to approximately $12.1 million of net realized and unrealized gains for the six months ended June 30, 2006. Net realized and unrealized gains on swap agreements for the six months ended June 30, 2007 consisted of $2.1 million of net unrealized gains due to changes in swap agreement valuations and $3.0 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the six months ended June 30, 2006 consisted of $10.9 million of net unrealized gains due to changes in swap agreement valuations and $1.2 million of periodic net payments received pursuant to outstanding swap agreements. The net positive contribution to Fund performance from changes in swap agreement valuation for the six months ended June 30, 2007 and June 30, 2006 was attributable to increases in swap rates during the periods.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future.

On May 9, 2007, the Fund amended the MLMC credit arrangement to decrease the amount available thereunder by $35.0 million to an aggregate amount available for borrowing of $43.0 million.

As of June 30, 2007, the Fund had outstanding borrowings of $735.0 million and unused loan commitments of $43.0 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

On August 8, 2007, the Fund amended its DKH credit arrangement to decrease the amount of borrowings by $94.0 million.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of June 30, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $16.9 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $14.7 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 6 and 7 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended June 30,*

								Estimated Fair Value as of June 30, 2007

	2008	2009	2010	2011	2012	Thereafter	Total

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit Facility
			$735,000,000				$735,000,000	$735,000,000

Average interest rate			5.62%				5.62%

Rate sensitive derivative financial instruments:

Pay fixed/receive variable interest rate swap agreements(1)

			$623,855,000			$3,870,000	$627,725,000	$ 16,861,656

Average pay rate			4.67%			6.29%	4.68%

Average receive rate			5.62%			5.62%	5.62%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Camden Operating, L.P., 7% Series B Cumulative Redeemable Perpetual Preferred Units, Callable 12/2/08, Current Yield: 7.47%

		$ 18,215,763					$ 18,215,763	$ 17,103,900

Colonial Realty Limited Partnership, 7.25% Series B Cumulative Redeemable Perpetual Preferred Units, Callable 8/24/09, Current Yield: 7.64%

			$ 20,430,833				$ 20,430,833	$ 19,458,600

								Estimated Fair Value as of June 30, 2007

	2008	2009	2010	2011	2012	Thereafter	Total

Essex Portfolio, L.P., 7.875% Series B Cumulative Redeemable Preferred Units, Callable 12/31/09, Current Yield: 7.92%

			$29,226,328				$29,226,328	$28,601,765

Liberty Property Limited Partnership, 7.45% Series B Cumulative Redeemable Preferred Units, Callable 8/31/09, Current Yield: 7.49%

			$10,000,000				$10,000,000	$ 9,952,000

MHC Operating Limited Partnership, 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable 3/24/10, Current Yield: 8.30%

			$55,000,000				$55,000,000	$53,438,000

MHC Operating Limited Partnership, 7.95% Series F Cumulative Redeemable Perpetual Preference Units, Callable 6/30/10, Current Yield: 8.24%

			$17,500,000				$17,500,000	$16,884,000

National Golf Operating Partnership, L.P., 11% Series A Cumulative Redeemable Preferred Units, Callable 2/6/03, Current Yield: 26.41%**

	$27,877,518						$27,877,518	$13,144,740

National Golf Operating Partnership, L.P., 11% Series B Cumulative Redeemable Preferred Units, Callable 2/6/03, Current Yield: 26.41%**

	$29,833,200						$29,833,200	$12,495,000

PSA Institutional Partners, L.P., 6.4% Series NN Cumulative Redeemable Perpetual Preferred Units, Callable 3/17/10, Current Yield: 7.18%

			$48,488,320				$48,488,320	$43,354,050

								Estimated Fair Value as of June 30, 2007

	2008	2009	2010	2011	2012	Thereafter	Total

Vornado Realty L.P., 7% Series D-10 Cumulative Redeemable Preferred Units, Callable 11/17/08, Current Yield: 7.31%(2)

		$10,967,053					$10,967,053	$11,498,876

Vornado Realty L.P., 6.75% Series D-14 Cumulative Redeemable Preferred Units, Callable 9/9/10, Current Yield: 7.00%(3)

				$31,617,045			$31,617,045	$33,743,738

Note Receivable:

Fixed-rate note receivable, 8%
						$3,352,436	$ 3,352,436	$ 0

*    The amounts listed reflect the Fund’s positions as of June 30, 2007. The Fund’s current positions may differ.
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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption. During each month in the quarter ended June 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
April 30, 2007	424,920.793	$132.69
May 31, 2007	214,112.336	$137.60
June 30, 2007	404,748.133	$137.78
Total	1,043,781.262	$136.34

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 9, 2007.

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