Form 10-Q
period 2007-09-30
BELCREST CAPITAL FUND LLC
filed 2007-11-09
CIK 1070495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large Accelerated Filer X  Accelerated Filer __   Non-Accelerated Filer __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X  No

Explanatory Note

The Quarterly Report on Form 10-Q of Belcrest Capital Fund LLC (the Fund) for the three and nine months ended September 30, 2007 contains unaudited condensed restated consolidated financial statements for the three and nine months ended September 30, 2006. The condensed consolidated financial statements have been restated to present the Fund’s investment in real estate joint ventures (as described herein) using the equity method and to correct the allocation between realized gain (loss) and unrealized appreciation (depreciation) for certain investments. The restatement did not affect the Fund’s net asset value per share, net assets, net investment income, net increase in net assets from operations or total return.

		Belcrest Capital Fund LLC
		Index to Form 10-Q
PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	4
		Condensed Consolidated Statements of Assets and Liabilities
		as of September 30, 2007 and December 31, 2006	4
		Condensed Consolidated Statements of Operations for the
		Three Months Ended September 30, 2007 and 2006 (Restated)
		and for the Nine Months Ended September 30, 2007 and 2006 (Restated)	5
		Condensed Consolidated Statements of Changes in Net Assets
		for the Nine Months Ended September 30, 2007 and the
		Year Ended December 31, 2006	7
		Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2007 and 2006 (Restated)	8
		Financial Highlights for the Nine Months Ended September 30, 2007
		and the Year Ended December 31, 2006	10
		Notes to Condensed Consolidated Financial Statements as of September 30, 2007	11
Item	2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations (MD&A).	20
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item	4.	Controls and Procedures.	26
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	27
Item	1A.	Risk Factors.	27
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item	3.	Defaults Upon Senior Securities.	27

Item	4.	Submission of Matters to a Vote of Security Holders.	27
Item	5.	Other Information.	27
Item	6.	Exhibits.	27
SIGNATURES			29
EXHIBIT INDEX			30

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2007	December 31, 2006

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 2,225,516,470	$ 2,368,162,987
Investment in Partnership Preference Units	160,433,341	309,075,151
Investment in Real Estate Joint Ventures	232,450,147	300,968,307
Investment in other real estate investments	0	0
Affiliated investment	4,337,303	3,203,628

Total investments	$ 2,622,737,261	$ 2,981,410,073
Cash	1,900,631	24,994,301
Distributions and interest receivable	186,769	3,948,112
Interest receivable from affiliated investment	13,254	28,715
Swap interest receivable	78,963	84,757
Open interest rate swap agreements, at value	7,975,423	14,734,588

Total assets	$ 2,632,892,301	$ 3,025,200,546

Liabilities:
Loan payable – Credit Facility	$ 628,000,000	$ 849,000,000
Payable for Fund Shares redeemed	15,215,068	6,193,534
Payable to affiliate for investment advisory and administrative fees	561,404	600,854
Payable to affiliate for distribution and servicing fees	333,552	384,031
Other accrued expenses:
Interest expense	590,549	691,207
Other expenses and liabilities	552,829	708,310
Minority interests in subsidiaries	210,000	420,000

Total liabilities	$ 645,463,402	$ 857,997,936

Net assets	$ 1,987,428,899	$ 2,167,202,610

Shareholders’ Capital	$ 1,987,428,899	$ 2,167,202,610

Shares outstanding (unlimited number of shares authorized)	14,255,042	16,629,737

Net asset value and redemption price per share	$ 139.42	$ 130.32

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $74,836, $72,463, $663,697
and $585,861, respectively)	$ 10,512,967	$ 11,349,342	$ 33,546,295	$ 34,729,826
Interest allocated from Belvedere Company	225,575	69,342	487,618	327,934
Security lending income allocated
from Belvedere Company, net	36,018	11,479	135,300	47,637
Expenses allocated from Belvedere Company	(3,311,877)	(3,671,824)	(10,219,772)	(11,417,239)

Net investment income allocated from
Belvedere Company	$ 7,462,683	$ 7,758,339	$ 23,949,441	$ 23,688,158
Net investment income from Real Estate Joint Ventures	4,286,029	3,224,594	14,266,468	9,174,655
Distributions from Partnership Preference Units	2,363,234	6,206,009	10,307,859	18,618,028
Rental income from Wholly Owned Property	-	-	-	388,125
Interest	10,696	279,485	22,274	829,204
Interest allocated from affiliated investment	208,916	-	548,764	-
Expenses allocated from affiliated investment	(19,324)	-	(51,745)	-

Total investment income	$ 14,312,234	$ 17,468,427	$ 49,043,061	$ 52,698,170

Expenses:
Investment advisory and administrative fees	$ 2,241,818	$ 2,146,925	$ 6,951,592	$ 6,645,086
Distribution and servicing fees	668,753	780,829	2,087,310	2,499,678
Interest expense on Credit Facility	9,747,718	9,679,941	31,639,533	26,676,715
Interest expense on mortgage note	-	-	-	168,882
Miscellaneous	493,183	388,663	1,162,143	1,145,284

Total expenses	$ 13,151,472	$ 12,996,358	$ 41,840,578	$ 37,135,645
Deduct –
Reduction of investment advisory and
administrative fees	499,248	560,777	1,553,474	1,786,245

Net expenses	$ 12,652,224	$ 12,435,581	$ 40,287,104	$ 35,349,400

Net investment income	$ 1,660,010	$ 5,032,846	$ 8,755,957	$ 17,348,770

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

		September 30, 2006		September 30, 2006
	September 30, 2007	(Restated)(1)	September 30, 2007	(Restated)(1)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions and foreign currency
transactions allocated from Belvedere
Company (identified cost basis)	$ 22,000,710	$ 10,829,872	$ 75,001,512	$ 67,310,711
Investment transactions in Partnership
Preference Units (identified cost basis)	(697,873)	(27,297)	(1,004,095)	958,111
Investment transactions in Wholly Owned Property	-	-	-	15,631,391
Interest rate swap agreements(2)	1,581,831	1,534,567	4,568,395	2,751,014

Net realized gain	$ 22,884,668	$ 12,337,142	$ 78,565,812	$ 86,651,227

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated from
Belvedere Company (identified cost basis)	$ 6,611,311	$ 86,992,746	$ 72,889,805	$ 93,162,319
Investments in Partnership Preference
Units (identified cost basis)	(644,750)	7,340,407	(3,395,375)	(12,756,417)
Investments in Real Estate Joint Ventures	276,762	9,906,096	21,267,884	23,490,995
Investments in Wholly Owned Property	-	-	-	(15,404,854)
Investments in other real estate	-	(2,049,468)	-	(795,241)
Interest rate swap agreements	(8,886,233)	(10,959,180)	(6,759,165)	(25,511)

Net change in unrealized appreciation (depreciation)	$ (2,642,910)	$ 91,230,601	$ 84,003,149	$ 87,671,291

Net realized and unrealized gain	$ 20,241,758	$ 103,567,743	$ 162,568,961	$ 174,322,518

Net increase in net assets from operations	$ 21,901,768	$ 108,600,589	$ 171,324,918	$ 191,671,288

(1)	See Note 9.

(2)	Amounts represent net interest earned in connection with interest rate swap agreements (Note 6).

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 8,755,957	$ 20,420,421
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	78,565,812	101,373,735
Net change in unrealized appreciation (depreciation) of
investments, foreign currency and interest rate swap agreements	84,003,149	155,063,776

Net increase in net assets from operations	$ 171,324,918	$ 276,857,932

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 12,542,139	$ 15,634,647
Net asset value of Fund Shares redeemed	(330,388,422)	(591,403,921)

Net decrease in net assets from Fund Share transactions	$ (317,846,283)	$ (575,769,274)

Distributions –
Distributions to Shareholders	$ (33,252,346)	$ (40,943,773)

Total distributions	$ (33,252,346)	$ (40,943,773)

Net decrease in net assets	$ (179,773,711)	$ (339,855,115)

Net assets:
At beginning of period	$ 2,167,202,610	$ 2,507,057,725

At end of period	$ 1,987,428,899	$ 2,167,202,610

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

		September 30, 2006
	September 30, 2007	(Restated)(1)

Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 171,324,918	$ 191,671,288
Adjustments to reconcile net increase in net assets from
operations to net cash flows provided by (used in) operating activities –
Net investment income allocated from Belvedere Company	(23,949,441)	(23,688,158)
Net investment income from Real Estate Joint Ventures	(14,266,468)	(9,174,655)
Return of capital from Real Estate Joint Ventures	92,503,747	-
Distributions of earnings from Real Estate Joint Ventures	11,592,155	7,252,273
Decrease in short-term investments	-	2,044,338
Increase in affiliated investment	(1,133,675)	-
Increase in note receivable from other real estate investments	-	(220,257)
(Increase) decrease in distributions and interest receivable	375,543	(567,863)
Decrease in interest receivable from affiliated investment	15,461	-
(Increase) decrease in interest receivable for open swap agreements	5,794	(98,907)
Decrease in payable to affiliate for investment advisory and
administrative fees	(39,450)	(44,048)
Decrease in payable to affiliate for distribution and servicing fees	(50,479)	(73,712)
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(256,139)	238,465
Purchases of Partnership Preference Units	(25,436)	(70,588,556)
Proceeds from sales of Partnership Preference Units	147,653,576	33,896,516
Payment for investment in Real Estate Joint Venture	(43,390)	-
Proceeds from sale of investment in Wholly Owned Property	-	23,155,122
Decrease in cash due to sale of Wholly Owned Property	-	(19,313)
Net interest earned on interest rate swap agreements	4,568,395	2,751,014
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(78,565,812)	(86,651,227)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(84,003,149)	(87,671,291)

Net cash flows provided by (used in) operating activities	$ 225,706,150	$ (17,788,971)

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 18,000,000	$ 19,000,000
Repayments of Credit Facility	(239,000,000)	(6,000,000)
Repayment of mortgage note	-	(112,227)
Payments for Fund Shares redeemed	(6,879,613)	(3,130,587)
Distributions paid to Shareholders	(20,710,207)	(25,309,126)
Distributions paid to minority investors	(210,000)	-

Net cash flows used in financing activities	$ (248,799,820)	$ (15,551,940)

Net decrease in cash	$ (23,093,670)	$ (33,340,911)

Cash at beginning of period	$ 24,994,301	$ 53,290,282

Cash at end of period	$ 1,900,631	$ 19,949,371

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine Months Ended

September 30, 2006
	September 30, 2007	(Restated)(1)

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 31,714,288	$ 26,324,817
Interest paid on mortgage note	$ -	$ 275,898
Interest received on swap agreements, net	$ (4,574,189)	$ (2,652,107)
Reclassification of dividends receivable	$ 3,385,800	$ -
Reinvestment of distributions paid to Shareholders	$ 12,542,139	$ 15,634,647
Market value of securities distributed in payment of redemptions	$ 314,487,275	$ 428,306,018
Market value of real property and other assets, net
of current liabilities, disposed of in conjunction with
the sale of Other Real Estate/Wholly Owned Property	$ -	$ 68,908,064
Mortgage note disposed of in conjunction with the sale of
Other Real Estate/Wholly Owned Property	$ -	$ 45,998,792

(1) See Note 9.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Financial Statements (Unaudited) (Continued) Financial Highlights

	Nine Months Ended		Year Ended
	September 30, 2007		December 31, 2006

Net asset value – Beginning of period	$ 130.320		$ 117.500

Income (loss) from operations

Net investment income(1)	$ 0.566		$ 1.067
Net realized and unrealized gain	10.554		13.693

Total income from operations	$ 11.120		$ 14.760

Distributions

Distributions to Shareholders	$ (2.020)		$ (1.940)

Total distributions	$ (2.020)		$ (1.940)

Net asset value – End of period	$ 139.420		$ 130.320

Total Return(2)	8.66%	(3)	12.75%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.22%	(8)	1.17%
Interest and other borrowing costs(4)(6)	2.05%	(8)	1.60%

Total expenses	3.27%	(8)	2.77%
Net investment income(6)	0.57%	(8)	0.88%

Ratios as a percentage of average gross assets(7)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.79%	(8)	0.83%
Interest and other borrowing costs(4)(6)	1.33%	(8)	1.14%

Total expenses	2.12%	(8)	1.97%
Net investment income(6)	0.37%	(8)	0.62%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,987,429		$ 2,167,203
Portfolio turnover of Tax-Managed Growth Portfolio(9)	2%		1%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).

(5)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio. Ratio for the year ended December 31, 2006 includes 0.01% of expenses incurred by Belcrest Realty's Wholly Owned Property.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty includes its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any.

(8)	Annualized.

(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax- Managed Growth Portfolio including in-kind contributions and distributions was 5% and 7% for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of September 30, 2007 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

2 Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Fund’s financial statements, if any.

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

The Fund’s policy is to recognize interest expense and penalties related to uncertain tax positions as tax expense when incurred, which is included in miscellaneous expenses on the consolidated financial statements, if any.

The Fund is a partnership and does not incur income tax liability, and the shareholders and partners thereof are individually responsible for taxes on items of partnership income, gain, loss and deduction. The controlled subsidiary of the Fund, Belcrest Realty Corporation (Belcrest Realty), and Bel Alliance Properties, LLC (Bel Alliance) have qualified and intend to qualify as real estate investment trusts (REITs) and generally intend to distribute at least 100% of their taxable income to the Fund. As a result of their REIT status, Belcrest Realty and Bel Alliance are able to claim dividends paid deductions on their tax returns to deduct the full amount of common and preferred dividends paid to stockholders when computing their annual federal taxable income, which results in Belcrest Realty’s and Bel Alliance’s taxable income being passed through to the Fund.

3 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term obligations, for the nine months ended September 30, 2007 and 2006:

Nine Months Ended

Investment Transactions	September 30, 2007	September 30, 2006

Decreases in investment in Belvedere Capital Fund Company LLC	$ 314,487,275	$ 428,306,018
Increases in Partnership Preference Units(1)	$ 25,436	$ 70,588,556
Decreases in Partnership Preference Units(2)	$ 147,653,576	$ 33,896,516
Increases in investment in Real Estate Joint Venture	$ 43,390	$ -
Decreases in investment in Wholly Owned Property(3)	$ -	$ 23,155,122

(1)	Increases in Partnership Preference Units for the nine months ended September 30, 2006 represent Partnership Preference Units purchased from real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management).

(2)	Decreases in Partnership Preference Units for the nine months ended September 30, 2007 and 2006 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management for which a net realized loss of $1,004,095 and a net realized gain of $958,111 were recognized, respectively.

(3)	In January 2006, Belcrest Realty sold its interest in a wholly owned real property (Wholly Owned Property) held through Bel Santa Ana LLC (Bel Santa Ana) to the real estate investment affiliate of another investment fund advised by Boston Management for which a gain of $15,631,391 was recognized.

4 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Capital Fund Company LLC (Belvedere Company) for the nine months ended September 30, 2007 and 2006, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Nine Months Ended

	September 30, 2007	September 30, 2006

Belvedere Company’s interest in the Portfolio(1)	$ 15,642,617,856	$ 14,103,865,951
The Fund’s investment in Belvedere Company(2)	$ 2,225,516,470	$ 2,397,332,720
Income allocated to Belvedere Company from the Portfolio	$ 227,701,307	$ 189,867,769
Income allocated to the Fund from Belvedere Company	$ 34,169,213	$ 35,105,397
Expenses allocated to Belvedere Company from the Portfolio	$ 50,587,426	$ 45,886,397
Expenses allocated to the Fund from Belvedere Company(3)	$ 10,219,772	$ 11,417,239
Net realized gain from investment transactions and foreign currency
transactions allocated to Belvedere Company from the Portfolio	$ 500,687,896	$ 360,778,257
Net realized gain from investment transactions and foreign currency
transactions allocated to the Fund from Belvedere Company	$ 75,001,512	$ 67,310,711
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the
Portfolio	$ 500,718,044	$ 505,841,186
Net change in unrealized appreciation (depreciation) of investments
and foreign currency allocated to the Fund from Belvedere Company	$ 72,889,805	$ 93,162,319

(1)	As of September 30, 2007 and 2006, the value of Belvedere Company’s interest in the Portfolio represents 74.3% and 72.6% of the Portfolio’s net assets, respectively.

(2)	As of September 30, 2007 and 2006, the Fund’s investment in Belvedere Company represents 14.2% and 17.0% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

Nine Months Ended

	September 30, 2007	September 30, 2006

Expenses allocated from the Portfolio	$ 7,592,257	$ 8,506,785
Servicing fees	$ 2,563,779	$ 2,848,156
Operating expenses	$ 63,736	$ 62,298

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2007, December 31, 2006 and September 30, 2006 and its operations for the nine months ended September 30, 2007, for the year ended December 31, 2006 and for the nine months ended September 30, 2006 follows:

	September 30, 2007	December 31, 2006	September 30, 2006

Investments, at value	$ 21,089,856,678	$ 20,355,992,040	$ 19,439,239,888
Other assets	64,757,475	39,293,430	78,906,482

Total assets	$ 21,154,614,153	$ 20,395,285,470	$ 19,518,146,370

Collateral for securities loaned	$ 105,441,176	$ -	$ 73,528,000
Management fee payable	7,336,097	7,278,009	6,899,225
Other liabilities	1,274,011	715,214	766,434

Total liabilities	$ 114,051,284	$ 7,993,223	$ 81,193,659

Net assets	$ 21,040,562,869	$ 20,387,292,247	$ 19,436,952,711

Dividends and interest	$ 308,715,231	$ 355,816,931	$ 265,160,702

Investment adviser fee	$ 65,949,169	$ 83,323,602	$ 61,773,044
Other expenses	2,258,631	2,966,211	2,291,366
Total expense reductions	(90)	(99)	(99)

Net expenses	$ 68,207,710	$ 86,289,714	$ 64,064,311

	September 30, 2007	December 31, 2006	September 30, 2006

Net investment income	$ 240,507,521	$ 269,527,217	$ 201,096,391
Net realized gain from investment
transactions and foreign currency
transactions	757,855,638	644,738,498	511,100,262
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	594,377,082	1,577,971,043	697,368,140

Net increase in net assets from
operations	$ 1,592,740,241	$ 2,492,236,758	$ 1,409,564,793

5 Investments in Real Estate Joint Ventures

At September 30, 2007 and December 31, 2006, Belcrest Realty held investments in two real estate joint ventures (Real Estate Joint Ventures), Lafayette Real Estate LLC (Lafayette) and Allagash Property Trust (Allagash). Belcrest Realty held a majority economic interest of 71.8% and 70.0% in Lafayette and 80.9% in Allagash as of September 30, 2007 and December 31, 2006, respectively. Lafayette owns office buildings and Allagash owns industrial distribution properties. In February 2007, certain real property held by Lafayette obtained financing in the amount of $203,250,000 through a mortgage note issued to Lafayette. The Fund received $92,503,747 in the financing proceeds as a return of its investment. The mortgage note is secured by certain real property held by Lafayette and is generally without recourse to Belcrest Capital and Belcrest Realty. Condensed summary financial data of the Real Estate Joint Ventures is presented below.

	September 30, 2007	December 31, 2006

Assets:
Investment in real estate	$ 878,564,626	$ 705,987,948
Other assets	16,393,514	16,715,509

Total assets	$ 894,958,140	$ 722,703,457

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 565,020,161	$ 307,000,000
Other liabilities	11,218,283	8,604,948

Total liabilities	$ 576,238,444	$ 315,604,948

Minority interest	$ 16,193,616	$ 4,195,441

Shareholders’ equity	$ 302,526,080	$ 402,903,068

Total liabilities and shareholders’ equity	$ 894,958,140	$ 722,703,457

(1)	The estimated fair value of the mortgage notes payable is approximately $538,600,000 and $304,300,000 as of September 30, 2007 and December 31, 2006, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues	$ 19,863,675	$ 10,521,064	$ 57,838,703	$ 31,572,756
Expenses	13,978,700	6,544,555	38,611,295	20,116,545

Net investment income before unrealized
appreciation (depreciation)	$ 5,884,975	$ 3,976,509	$ 19,227,408	$ 11,456,211
Change in net unrealized appreciation
(depreciation)	3,801,612	16,797,191	38,990,973	34,330,556
Minority interest	(954,209)	(4,146,980)	(13,479,900)	(4,299,021)

Net increase in net assets from
operations	$ 8,732,378	$ 16,626,720	$ 44,738,481	$ 41,487,746

6 Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belcrest Capital’s net asset value. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for payments at floating rates. The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at September 30, 2007 and December 31, 2006 are listed below.

	Notional Amount (000’s omitted)			Initial		Unrealized Appreciation
				Optional	Final	(Depreciation) at
Effective Date		Fixed Rate	Floating Rate	Termination Termination		September 30,	December 31,
				Date	Date	2007	2006

10/03	$ 128,116	4.865%	LIBOR + 0.30%	07/04	06/10	$ 1,331,178	$ 2,118,561
10/03	170,000	4.795%	LIBOR + 0.30%	09/04	06/10	1,946,787	3,670,660
10/03	63,526	4.69%	LIBOR + 0.30%	02/05	06/10	841,546	1,547,719
10/03	55,375	4.665%	LIBOR + 0.30%	03/05	06/10	754,766	1,382,315
10/03	80,965	4.145%	LIBOR + 0.30%	03/10	06/10	1,566,596	2,981,005
10/03	47,253	4.045%	LIBOR + 0.30%	-	06/10	1,000,431	1,867,191
02/04	78,620	5.00%	LIBOR + 0.30%	08/04	06/10	655,002	1,300,354
06/10	3,870	6.29%	LIBOR + 0.30%	-	07/15	(120,883)	(133,217)

						$ 7,975,423	$ 14,734,588

7 Debt

Credit Facility – On May 9, 2007, Belcrest Capital amended its credit arrangement with Merrill Lynch Mortgage Capital, Inc. to decrease the amount of the revolving loan facility by $35,000,000 to an aggregate amount available for borrowing of $43,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. A commitment fee of 0.10% per annum is paid on the unused commitment amount. As of September 30, 2007, outstanding borrowings under this credit arrangement totaled $4,000,000.

In August 2007, Belcrest Capital amended its credit arrangement with Dresdner Kleinwort Holdings I, Inc. to decrease the amount of the term loan by $111,000,000 to an aggregate principal amount of $624,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2007, outstanding borrowings under this credit arrangement totaled $624,000,000.

8 Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate assets through its subsidiary, Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, Real Estate Joint Ventures (Note 5), Wholly Owned Property through its subsidiary, Bel Santa Ana (for the period during which Belcrest Realty maintained an interest in Bel Santa Ana) (Note 3), and certain debt and common equity investments. The Fund’s investment income from real estate assets primarily consists of net investment income from Real Estate Joint Ventures, distribution income from Partnership Preference Units and rental income from Wholly Owned Property.

Belcrest Capital evaluates performance of the reportable segments based on the net increase (decrease) in net assets from operations of the respective segment, which includes net investment income (loss), net realized gain (loss) and the net change in unrealized appreciation (depreciation).

The Fund’s Credit Facility borrowings and related interest expense are centrally managed by the Fund. A portion of the Credit Facility borrowings and related interest expense has been approximated and allocated to the real estate segment for presentation purposes herein. Credit Facility borrowings allocated to the real estate segment primarily represent estimated net amounts borrowed to purchase the Fund’s interest in real estate investments. The Fund’s interest rate swap agreement balances are presented as part of the real estate segment for presentation purposes herein. The accounting policies of the reportable segments are the same as those for Belcrest Capital on a consolidated basis. No reportable segments have been aggregated. Reportable information by segment is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Investment income
The Portfolio*	$ 7,462,683	$ 7,758,339	$ 23,949,441	$ 23,688,158
Real Estate	6,649,263	9,640,373	24,574,327	28,780,450
Unallocated	200,288	69,715	519,293	229,562
Total investment income	$ 14,312,234	$ 17,468,427	$ 49,043,061	$ 52,698,170

Net increase (decrease) in
net assets from operations
The Portfolio*	$ 35,605,689	$ 105,097,088	$ 170,391,041	$ 182,627,558
Real Estate	(13,055,491)	4,499,326	3,759,025	12,119,948
Unallocated(1)	(648,430)	(995,825)	(2,825,148)	(3,076,218)
Net increase in net assets
from operations	$ 21,901,768	$ 108,600,589	$ 171,324,918	$ 191,671,288

	September 30, 2007	December 31, 2006
Net assets
The Portfolio*	$ 2,210,145,140	$ 2,361,795,218
Real Estate	(207,041,887)	(182,569,459)
Unallocated(2)	(15,674,354)	(12,023,149)
Net Assets	$ 1,987,428,899	$ 2,167,202,610

*     Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.

(1)   Unallocated amounts pertain to the overall operation of Belcrest Capital and do not pertain to either segment.
        Included in this amount are distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Distribution and servicing fees	$ 668,753	$ 780,829	$ 2,087,310	$ 2,499,678
Credit Facility interest expense	$ 73,513	$ 193,599	$ 949,186	$ 533,534

(2)	Amount includes unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2007 and December 31, 2006, such borrowings totaled approximately $21,306,000 and $14,989,000, respectively. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management Portfolio. As of September 30, 2007 and December 31, 2006, such amounts totaled $6,251,188 and $3,689,695, respectively.

9 Restatement

In prior years’ condensed consolidated financial statements, Belcrest Capital had consolidated Real Estate Joint Ventures in which Belcrest Realty held a majority economic interest. After the issuance of the September 30, 2006 condensed consolidated financial statements, but prior to the issuance of its December 31, 2006 financial statements, Belcrest Capital determined that such investments should not have been consolidated because Belcrest Realty did not have voting rights sufficient to control significant decisions relating to the Real Estate Joint Ventures without the consent of the Real Estate Joint Venture partners and therefore the Real Estate Joint Venture investments should have been accounted for using the equity method. Accordingly, the Fund has restated its interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006 to conform to the accounting treatment used at December 31, 2006.

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

Additionally, certain amounts in the September 30, 2006 condensed consolidated financial statements were also restated due to the correction of the allocation of realized gain (loss) from Belvedere Company. This change resulted in a decrease to net realized gain (loss) and an increase in the net change in unrealized appreciation (depreciation) within the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

The restatement of September 30, 2006 balances has had no effect on the Fund’s previously stated net asset value per share, net assets, net investment income, net increase in net assets from operations or total return. Amounts restated in the Fund’s previously reported condensed consolidated financial statements for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006

Condensed Consolidated
Statements of Operations	Previously		Previously
(Unaudited)	Reported	Restated	Reported	Restated

Rental income	$ 10,390,563	$ —	$ 31,498,506	$ 388,125
Net investment income from Real
Estate Joint Venture	—	3,224,594	—	9,174,655
Interest	409,986	279,485	1,291,579	829,204
Total investment income	$ 24,764,897	$ 17,468,427	$ 75,096,271	$ 52,698,170
Property management and
administrative fees	$ 553,976	$ —	$ 1,644,370	$ —
Interest expense on mortgage notes	4,215,774	—	12,816,203	168,882
Property and maintenance expenses	309,966	—	1,516,446	—
Property taxes and insurance	1,426,162	—	4,144,928	—
Miscellaneous	427,340	388,663	1,308,764	1,145,284
Total expenses	$ 19,540,913	$ 12,996,358	$ 57,252,190	$ 37,135,645
Net expenses	$ 18,980,136	$ 12,435,581	$ 55,465,945	$ 35,349,400
Net investment income before
minority interest in net income of
controlled subsidiary	$ 5,784,761	$ —	$ 19,630,326	$ —
Minority interest in net income of
controlled subsidiary	(4,129,246)	—	(5,658,887)	—
Net realized gain (loss)
Investment transactions and foreign
currency transactions allocated
from Belvedere Company
(identified cost basis)	$ 6,335,377	$ 10,829,872	$ 68,591,833	$ 67,310,711
Net realized gain	$ 7,842,647	$ 12,337,142	$ 87,932,349	$ 86,651,227
Change in unrealized appreciation
(depreciation)
Investments and foreign currency
allocated from Belvedere
Company (identified cost basis)	$ 91,487,241	$ 86,992,746	$ 91,881,197	$ 93,162,319
Investments in other real estate	11,233,959	(2,049,468)	10,668,231	(795,241)
Investments in Real Estate Joint
Ventures	—	9,906,096	—	23,490,995
Investment in Wholly Owned
Property	—	—	—	(15,404,854)
Net change in unrealized
appreciation (depreciation)	$ 99,102,427	$ 91,230,601	$ 89,767,500	$ 87,671,291

	Nine Months Ended
	September 30, 2006

	Previously
Condensed Consolidated Statement of Cash Flows (Unaudited)	Reported	Restated

Net investment income from Real Estate Joint Venture	$ —	$ (9,174,655)
Distributions of earnings from Real Estate Joint Venture	—	7,252,273
Decrease in other assets	3,697,997	—
Increase (decrease) in security deposits, accrued interest and accrued
other expenses and liabilities	(731,523)	238,465
Increase in accrued property taxes	1,199,913	—
Improvements to rental property	(4,210,090)	—
Minority interest in net income of controlled subsidiary	5,658,887	—
Net realized gain from investment transactions, foreign currency
transactions and interest rate swap agreements	(87,932,349)	(86,651,227)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(89,767,500)	(87,671,291)
Net cash flows used in operating activities	$ (13,867,201)	$ (17,788,971)
Repayments of mortgage notes	$ (23,444)	$ (112,227)
Distributions paid to minority shareholders	(3,851,290)	—
Net cash flows used in financing activities	$ (19,314,447)	$ (15,551,940)
Net decrease in cash	$ (33,181,648)	$ (33,340,911)
Cash at beginning of period	$ 58,371,682	$ 53,290,282
Cash at end of period	$ 25,190,034	$ 19,949,371
Supplemental Disclosure and Non-cash Operating and Financing
Activities
Interest paid on mortgage notes	$ 12,890,280	$ 275,898

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

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above. The MD&A gives effect to the restatement for the three and nine months ended September 30, 2006 as discussed in Note 9 to the condensed consolidated financial statements.

MD&A for the Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006.

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

The Fund’s total return was 1.20% for the quarter ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $137.77 to $139.42 during the period. The total return of the S&P 500 Index was 2.03% over the same period. Last year, the Fund had a total return of 5.02% for the quarter ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $119.33 to $125.32 during the period. The S&P 500 Index had a total return of 5.66% over the same period.

Performance of the Portfolio. For the quarter ended September 30, 2007, the Portfolio had a total return of 1.72%, lagging the S&P 500 Index total return of 2.03% over the same period. Equity market volatility increased to its highest level in nearly four years as a sub-prime mortgage contraction led to a freezing of the credit markets. The domestic housing crisis coupled with rising food and commodity inflation caused additional uneasiness as investors feared both a slowing economy and rising inflation. The Federal Reserve lowered the discount rate in mid-August then lowered the federal funds rate 50 basis points in September. These actions provided a boost to the equity markets, and the broad market, represented by the S&P 500 Index, rebounded to finish the quarter with a modest gain. On average during the course of the quarter ended September 30, 2007, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

During the third quarter of 2007, energy, information technology and industrial were the best performing sectors of the S&P 500 Index, while financial and consumer discretionary stocks underperformed the S&P 500 Index. The market leading industries of the third quarter included energy equipment and services, construction and engineering, communications

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

equipment and household products. In contrast, the construction materials, building products, thrift and mortgage finance, real estate management and development, automobiles and household durables industries realized weaker returns.

The Portfolio remained overweight in the industrials and consumer staples sectors while continuing to underweight the technology, materials, utilities and telecommunications sectors during the period. The Portfolio’s relatively weaker performance versus the S&P 500 Index during the quarter was primarily the result of sub-par investment selections within the materials and information technology sectors. Coupled with underweight allocations, weaker stock picks within chemicals as well as the computers and peripherals industries detracted from results. Furthermore, the Portfolio’s underweight of the market-leading energy sector and slight overweight allocation to commercial banks also hindered performance. In contrast, the Portfolio gained from strong selections within the consumer staples and industrials sectors. The Portfolio’s emphasis of better performing machinery, household products and beverage stocks contributed to performance during the period.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of September 30, 2007, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Allagash Property Trust (Allagash) and Lafayette Real Estate LLC (Lafayette) that are majority owned by Belcrest Realty; a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units); and certain other real estate investments, including certain debt and common equity investments in two private real estate companies. Allagash owns industrial distribution properties and Lafayette owns office buildings.

During the quarter ended September 30, 2007, Belcrest Realty sold certain of its Partnership Preference Units for approximately $101.3 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a loss of approximately $0.7 million on the sales transactions.

During the quarter ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $6.6 million compared to approximately $9.4 million for the quarter ended September 30, 2006, a decrease of $2.8 million or 30%. The decrease was due to lower distributions from investments in Partnership Preference Units principally due to lower average holdings of Partnership Preference Units during the quarter and the suspension of distribution payments by an issuer in the second half of 2006. This decrease was partially offset by the acquisition of Lafayette in December 2006. During the quarter ended September 30, 2006, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the quarter and the loss of rental income related to the sale of Bel Santa Ana LLC (Bel Santa Ana) in the first quarter of 2006.

During the quarter ended September 30, 2007, the Fund saw net unrealized depreciation of the estimated fair value of its real estate investments of approximately $0.4 million compared to net unrealized appreciation of approximately $15.2 million during the quarter ended September 30, 2006. Net unrealized depreciation of approximately $0.4 million consisted of approximately $0.7 million of net unrealized depreciation in the value of the Partnership Preference Units, partially offset by approximately $0.3 million of net unrealized appreciation in the value of Belcrest Realty’s investments in the Real Estate Joint Ventures.

The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased during the quarter due to widening credit spreads partially offset by a decline in interest rates during the quarter ended September 30, 2007.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $7.3 million, compared to approximately $9.4 million of net realized and unrealized losses for the quarter ended September 30, 2006. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2007 consisted of $8.9 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.6 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2006 consisted of $10.9 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.5 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to

Fund performance from changes in swap agreement valuations for the quarters ended September 30, 2007 and September 30, 2006 were attributable to decreases in swap rates during the period.

MD&A for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

Performance of the Fund. The Fund’s total return was 8.66% for the nine months ended September 30, 2007. This return reflects an increase in the Fund’s net asset value per share from $130.32 to $139.42 and a distribution of $2.02 per share during the period. The S&P 500 Index had a total return of 9.12% over the same period. Last year, the Fund had a total return of 8.43% for the nine months ended September 30, 2006. This return reflected an increase in the Fund’s net asset value per share from $117.50 to $125.32 and a distribution of $1.94 per share during the period. The S&P 500 Index had a total return of 8.52% over the same period.

Performance of the Portfolio. The Portfolio’s total return was 7.96% for the nine months ended September 30, 2007, underperforming the S&P 500 Index return of 9.12% . The U.S. equity markets posted strong returns during the first nine months of 2007, despite an increase in volatility to its highest level in nearly four years. Earnings growth during the period proved better than expected and merger and buyout activity continued at a robust clip, fueling the equity markets. Late in the summer, however, a sub-prime mortgage contraction led to a freezing of the credit markets, weighing on equities. The domestic housing crisis, coupled with rising food and commodity inflation, caused additional concern as investors feared both a slowing economy and rising inflation. The Federal Reserve addressed these issues by lowering the discount rate in mid-August then lowering the federal funds rate by 50 basis points in September. These actions provided a boost to equities, and the broad market, represented by the S&P 500 Index, rebounded to finish the third quarter with a gain. On average during the course of the period, large capitalization stocks generally outperformed small- and mid-capitalization stocks and growth style investments remained ahead of their value counterparts.

Despite increased volatility, eight out of ten economic sectors in the S&P 500 Index posted positive returns. Energy, materials and telecommunications were the top-performing sectors, while the financials and consumer discretionary sectors realized weaker returns. Index-leading industries of the first nine months of 2007 included internet and catalog retailers, construction and engineering, energy equipment and services, auto components, and machinery. Industries making negative contributions to the S&P 500 Index returns included commercial services, household durables, real estate management and development, thrifts and mortgage finance, and specialty retailers.

The Portfolio remained overweight in the industrials, financials, consumer staples and discretionary sectors, while continuing to underweight the technology, materials, telecommunications and utilities sectors. Stock selection and allocation decisions within the energy, information technology, and materials sectors were the primary contributors to the Portfolio's underperformance versus the S&P 500 Index during the period. Relatively weaker investment choices within the computers and peripherals sectors accounted for most of the performance shortfall. Although the Portfolio remained overweight in the market-leading energy sector, its relative underweight allocation in the energy equipment and services industry hurt returns. Within the materials sector, an underweight position in the metals and mining industry and sub-par stock selection in chemicals also detracted from performance. Additionally, selections within the biotechnology industry were disappointing.

In contrast, the Portfolio gained from relatively stronger investment selections within consumer staples and financials sectors. An emphasis in the strong-performing machinery industry within industrials also contributed positively to performance. The Portfolio also benefited from relatively better selections in the pharmaceuticals and communications equipment sectors.

Performance of Real Estate Investments. During the nine months ended September 30, 2007, Belcrest Realty sold certain of its Partnership Preference Units for approximately $147.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $1.0 million on the sales transactions. During the nine months ended September 30, 2006, Belcrest Realty acquired certain Partnership Preference Units totaling $70.6 million and sold certain of its Partnership Preference Units for approximately $33.9 million (representing acquisitions from and sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net gain of approximately $1.0 million on the sale transactions.

During the nine months ended September 30, 2007, the Fund’s net investment income from real estate investments was approximately $24.6 million compared to approximately $28.0 million for the nine months ended September 30, 2006, a decrease of $3.4 million or 12%. The decrease was due to lower distributions from investments in Partnership Preference Units principally due to fewer Partnership Preference Units held on average during the period, partially offset by the addition of Lafayette in December 2006 and an increase in the net investment income of Allagash. During the nine months ended September 30, 2006, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units due to lower average holdings of Partnership Preference Units during the period and the loss of rental income related to the sale of Bel Santa Ana in the first quarter of 2006, partially offset by an increase in the net investment income of Allagash.

The estimated fair value of the Fund’s real estate investments was approximately $392.9 million at September 30, 2007 compared to approximately $610.0 million at December 31, 2006, a net decrease of $217.1 million or 36%. This net decrease was principally due to fewer Partnership Preference Units held by Belcrest Realty at the end of the period and a return of capital to Belcrest Realty by Lafayette as a result of its obtaining mortgage financing during the first quarter of 2007. The Fund’s investment in real properties achieved modest returns, benefiting from earnings in the expected range and capitalization rates and discount rates which reflect the continued robust investor demand for institutional-grade real estate. The estimated fair values for Partnership Preference Units decreased from December 31, 2006 due to a widening of credit spreads, while interest rates remained flat compared to December 31, 2006.

During the nine months ended September 30, 2007, the Fund saw net unrealized appreciation of the estimated fair value of its real estate investments of approximately $17.9 million compared to net unrealized depreciation of approximately $5.5 million during the nine months ended September 30, 2006. Net unrealized appreciation of approximately $17.9 million consisted of approximately $21.3 million of net unrealized appreciation in the value of Belcrest Realty’s investments in the Real Estate Joint Ventures, partially offset by $3.4 million of net unrealized depreciation in the value of the Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2007, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $2.2 million, compared to approximately $2.7 million of net realized and unrealized gains for the nine months ended September 30, 2006. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2007 consisted of $6.8 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $4.6 million of periodic net payments received pursuant to outstanding swap agreements (classified as net realized gains on interest rate swap agreements in the Fund’s condensed consolidated financial statements). Net realized and unrealized gains on swap agreements for the nine months ended September 30, 2006 primarily consisted of $2.7 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2007 was attributable to a decrease in the remaining term of the swap agreements. For the nine months ended September 30, 2006, changes in swap rates were modest, resulting in minimal impact to the Fund’s performance from changes in swap agreement valuations.

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

On August 8, 2007, the Fund amended the DKH credit arrangement to decrease the amount of borrowings by $94.0 million to an aggregate amount of outstanding borrowings of $641.0 million. On August 24, 2007, the Fund further amended the DKH credit arrangement to decrease the amount of borrowings by $17.0 million to an aggregate amount of outstanding borrowings of $624.0 million.

As of September 30, 2007, the Fund had outstanding borrowings of $628.0 million and unused loan commitments of $39.0 million under the Credit Facility. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $8.0 million. As of December 31, 2006, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $14.7 million.

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

								Estimated
								Fair Value as
								of September
	2008	2009	2010	2011	2012	Thereafter	Total	30, 2007

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit
Facility			$628,000,000				$628,000,000	$628,000,000
Average interest rate			5.42%				5.42%

Rate sensitive derivative
financial instruments:

Pay fixed/receive
variable interest rate
swap agreements(1)			$623,855,000			$3,870,000	$627,725,000	$ 7,975,423
Average pay rate			4.67%			6.29%	4.68%
Average receive rate			5.42%			5.42%	5.42%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

								Estimated
								Fair Value as
								of September
	2008	2009	2010	2011	2012	Thereafter	Total	30, 2007

Essex Portfolio, L.P.,
7.875% Series B
Cumulative
Redeemable Preferred
Units,
Callable 12/31/09,
Current Yield: 8.13%			$15,209,090				$15,209,090	$14,532,660

Liberty Property
Limited Partnership,
7.45% Series B
Cumulative
Redeemable Preferred
Units,
Callable 8/31/09,
Current Yield: 7.71%		$10,000,000					$10,000,000	$9,668,000

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 8.48%			$37,500,000				$37,500,000	$35,640,000

MHC Operating
Limited Partnership,
7.95% Series F
Cumulative
Redeemable Perpetual
Preference Units,
Callable 6/30/10,
Current Yield: 8.42%			$17,500,000				$17,500,000	$16,520,000

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield:
21.57%**	$27,877,518						$27,877,518	$16,095,600

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield:
21.57%**	$29,833,200						$29,833,200	$15,300,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 7.46%			$48,488,320				$48,488,320	$41,720,250

								Estimated
								Fair Value as
								of September
	2008	2009	2010	2011	2012	Thereafter	Total	30, 2007

Vornado Realty L.P.,
7% Series D-10
Cumulative
Redeemable Preferred
Units,
Callable 11/17/08,
Current Yield: 7.67%(2)		$10,765,554					$10,765,554	$10,956,831

Note Receivable:

Fixed-rate note
receivable, 8%						$3,352,436	$ 3,352,436	$ 0

*   The amounts listed reflect the Fund’s positions as of September 30, 2007. The Fund’s current positions may differ.
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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that it records, processes, summarizes and reports in a timely manner the information that the Fund must disclose in reports that it files or submits to the Securities and Exchange Commission. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption. During each month in the quarter ended September 30, 2007, the total number of shares redeemed and the average price paid per share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
July 31, 2007	141,865.186	$139.24
August 31, 2007	330,649.732	$132.55
September 30, 2007	208,947.228	$136.16
Total	681,462.146	$135.69

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:

4.1(d) Amendment No. 4 dated August 8, 2007 to the Loan and Security Agreement between Belcrest Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

4.1(e) Amendment No. 5 dated August 24, 2007 to the Loan and Security Agreement between Belcrest Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 9, 2007.

BELCREST CAPITAL FUND LLC /s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

4.1(d)  Amendment No. 4 dated August 8, 2007 to the Loan and Security Agreement between Belcrest Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

4.1(e)  Amendment No. 5 dated August 24, 2007 to the Loan and Security Agreement between Belcrest Capital Fund LLC and Dresdner Kleinwort Holdings I, Inc.

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