Form 10-Q
period 2008-03-31
BELCREST CAPITAL FUND LLC
filed 2008-05-09
CIK 1070495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended March 31, 2008

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Act

For the transition period from _________ to _____________ Commission File Number 000-30509 Belcrest Capital Fund LLC (Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3453080
(State of Organization)	(I.R.S. Employer Identification No.)

The Eaton Vance Building
255 State Street
Boston, Massachusetts	02109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	617-482-8260

None (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Act).

Large Accelerated Filer X  Accelerated Filer Non-Accelerated Filer __ Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No X

Belcrest Capital Fund LLC Index to Form 10-Q

PART I.		FINANCIAL INFORMATION	Page
Item	1.	Financial Statements (Unaudited).	3
		Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2008 and December 31, 2007
			3
		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007
			4
		Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2008 and the Year Ended December 31, 2007

			6
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007
			7
		Financial Highlights for the Three Months Ended March 31, 2008 and the Year Ended December 31, 2007
			9
		Notes to Condensed Consolidated Financial Statements as of March 31, 2008	10
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
			17
Item	3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item	4.	Controls and Procedures.	22
PART II.		OTHER INFORMATION
Item	1.	Legal Proceedings.	23
Item	1A.	Risk Factors.	23
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item	3.	Defaults Upon Senior Securities.	23
Item	4.	Submission of Matters to a Vote of Security Holders.	23
Item	5.	Other Information.	23
Item	6.	Exhibits.	23
SIGNATURES			25
EXHIBIT INDEX			26

PART I. FINANCIAL INFORMATION Item 1. Financial Statements.

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2008	December 31, 2007

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 1,749,099,439	$ 1,979,757,869
Investment in Partnership Preference Units	138,092,885	156,603,528
Investment in Real Estate Joint Ventures	220,678,851	221,163,721
Investment in other real estate (Note 3)	0	0
Affiliated investment	1,488,947	4,197,527

Total investments	$ 2,109,360,122	$ 2,361,722,645
Cash	1,729,659	2,068,332
Distributions and interest receivable	186,328	470
Interest receivable from affiliated investment	5,697	13,784
Swap interest receivable	-	42,733
Open interest rate swap agreements, at value	-	1,650,074
Other assets	42,780	222,282

Total assets	$ 2,111,324,586	$ 2,365,720,320

Liabilities:
Loan payable – Credit Facility	$ 544,000,000	$ 542,000,000
Payable for Fund Shares redeemed	12,231,887	1,349,207
Open interest rate swap agreements, at value	4,383,478	-
Payable to affiliate for investment advisory and administrative fees	495,240	535,459
Payable to affiliate for distribution and servicing fees	218,590	320,613
Other accrued expenses:
Swap interest expense	166,099	-
Interest expense	336,215	409,587
Other expenses and liabilities	598,146	647,396

Total liabilities	$ 562,429,655	$ 545,262,262

Net assets	$ 1,548,894,931	$ 1,820,458,058

Shareholders’ capital	$ 1,548,894,931	$ 1,820,458,058

Shares outstanding (unlimited number of shares authorized)	13,257,278	13,707,598

Net asset value and redemption price per share	$ 116.83	$ 132.81

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2008	March 31, 2007

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $35,414 and $31,961, respectively)	$ 8,843,549	$ 11,015,097
Interest allocated from Belvedere Company	101,953	58,652
Security lending income allocated
from Belvedere Company, net	34,692	9,983
Expenses allocated from Belvedere Company	(2,732,686)	(3,465,422)

Net investment income allocated from
Belvedere Company	$ 6,247,508	$ 7,618,310
Net investment income from Real Estate Joint Ventures	4,295,108	5,053,066
Distributions from Partnership Preference Units	2,203,234	4,267,016
Interest	1,450	8,563
Interest allocated from affiliated investment	47,315	194,131
Expenses allocated from affiliated investment	(5,474)	(18,771)

Total investment income	$ 12,789,141	$ 17,122,315

Expenses:
Investment advisory and administrative fees	$ 1,911,895	$ 2,272,391
Distribution and servicing fees	545,960	710,223
Interest expense on Credit Facility	5,400,834	11,259,687
Custodian and transfer agent fee	21,561	20,487
Miscellaneous	261,689	317,121

Total expenses	$ 8,141,939	$ 14,579,909
Deduct –
Reduction of investment advisory and
administrative fees	408,852	529,239

Net expenses	$ 7,733,087	$ 14,050,670

Net investment income	$ 5,056,054	$ 3,071,645

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

	March 31, 2008	March 31, 2007

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$ 1,796,148	$ 19,225,941
Investment transactions in Partnership Preference Units
(identified cost basis)	(1,889,168)	(10,320)
Interest rate swap agreements(2)	(818,434)	1,491,305

Net realized gain (loss)	$ (911,454)	$ 20,706,926

Change in unrealized appreciation (depreciation) –
Investments in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ (175,450,440)	$ (23,270,142)
Investments in Partnership Preference Units
(identified cost basis)	(8,427,583)	2,086,706
Investments in Real Estate Joint Ventures	(2,434,996)	12,308,582
Interest rate swap agreements	(6,033,552)	(2,832,415)

Net change in unrealized appreciation (depreciation)	$ (192,346,571)	$ (11,707,269)

Net realized and unrealized gain (loss)	$ (193,258,025)	$ 8,999,657

Net increase (decrease) in net assets from operations	$ (188,201,971)	$ 12,071,302

(1)	Amounts include net realized gain from redemptions in-kind of $6,724,138 and $17,911,524, respectively.

(2)	Amounts include net interest earned (incurred) in connection with interest rate swap agreements of $(848,247) and $1,491,305, respectively (Note 7).

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 5,056,054	$ 12,028,397
Net realized gain (loss) from investment transactions, foreign currency
transactions and interest rate swap agreements	(911,454)	90,888,612
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(192,346,571)	(25,034,956)

Net increase (decrease) in net assets from operations	$ (188,201,971)	$ 77,882,053

Transactions in Fund Shares –
Net asset value of Fund Shares issued to Shareholders in
payment of distributions declared	$ 9,706,988	$ 12,542,139
Net asset value of Fund Shares redeemed	(63,101,568)	(403,916,398)

Net decrease in net assets from Fund Share transactions	$ (53,394,580)	$ (391,374,259)

Distributions –
Distributions to Shareholders	$ (29,966,576)	$ (33,252,346)

Total distributions	$ (29,966,576)	$ (33,252,346)

Net decrease in net assets	$ (271,563,127)	$ (346,744,552)

Net assets:
At beginning of period	$ 1,820,458,058	$ 2,167,202,610

At end of period	$ 1,548,894,931	$ 1,820,458,058

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

Increase (Decrease) in Cash:	March 31, 2008	March 31, 2007

Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ (188,201,971)	$ 12,071,302
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(6,247,508)	(7,618,310)
Net investment income from Real Estate Joint Ventures	(4,295,108)	(5,053,066)
Return of capital from Real Estate Joint Venture	-	88,900,000
Distributions of earnings from Real Estate Joint Ventures	2,344,982	3,627,164
(Increase) decrease in affiliated investment	2,708,580	(2,921,572)
Increase in distributions and interest receivable	(185,858)	(533,282)
Decrease in interest receivable from affiliated investment	8,087	14,812
(Increase) decrease in interest receivable for open swap agreements	21,380	(13,832)
Decrease in other assets	179,502	-
Decrease in payable to affiliate for investment advisory and
administrative fees	(40,219)	(4,562)
Decrease in payable to affiliate for distribution and servicing fees	(102,023)	(34,151)
Increase in interest payable for open swap agreements	166,099	-
Decrease in accrued interest and other accrued expenses and liabilities	(122,622)	(91,525)
Increases in Partnership Preference Units	(4,548)	(21,402)
Proceeds from sales of Partnership Preference Units	8,198,440	13,666,975
Payment for investment in Real Estate Joint Venture	-	(43,390)
Decrease in investment in Belvedere Company	12,000,000	-
Net interest earned (incurred) on interest rate swap agreements	(848,247)	1,491,305
Proceeds from sale of interest rate swap agreement	51,166	-
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	911,454	(20,706,926)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	192,346,571	11,707,269

Net cash flows provided by operating activities	$ 18,888,157	$ 94,436,809

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 2,000,000	$ 6,000,000
Repayments of Credit Facility	-	(101,000,000)
Payments for Fund Shares redeemed	(967,242)	(896,672)
Distributions paid to Shareholders	(20,259,588)	(20,710,207)
Distributions paid to minority investors	-	(210,000)

Net cash flows used in financing activities	$ (19,226,830)	$ (116,816,879)

Net decrease in cash	$ (338,673)	$ (22,380,070)

Cash at beginning of period	$ 2,068,332	$ 24,994,301

Cash at end of period	$ 1,729,659	$ 2,614,231

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Three Months Ended

	March 31, 2008	March 31, 2007

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 5,474,206	$ 11,202,641
Interest paid (received) on swap agreements, net	$ 660,768	$ (1,477,473)
Reinvestment of distributions paid to Shareholders	$ 9,706,988	$ 12,542,139
Market value of securities distributed in payment of redemptions	$ 51,251,646	$ 97,392,370
Swap interest receivable disposed of in conjunction with
the sale of the interest rate swap agreement	$ 21,353	$ -

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Financial Highlights (Unaudited)

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007

Net asset value – Beginning of period	$ 132.810		$ 130.320

Income (loss) from operations

Net investment income(1)	$ 0.372		$ 0.797
Net realized and unrealized gain (loss)	(14.152)		3.713

Total income (loss) from operations	$ (13.780)		$ 4.510

Distributions

Distributions to Shareholders	$ (2.200)		$ (2.020)

Total distributions	$ (2.200)		$ (2.020)

Net asset value – End of period	$ 116.830		$ 132.810

Total Return(2)	(10.42)%	(3)	3.50%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.25%	(8)	1.21%
Interest and other borrowing costs(4)(6)	1.33%	(8)	1.95%

Total expenses	2.58%	(8)	3.16%
Net investment income(6)	1.25%	(8)	0.59%

Ratios as a percentage of average gross assets (7)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.79%	(8)	0.79%
Interest and other borrowing costs(4)(6)	0.84%	(8)	1.27%

Total expenses	1.63%	(8)	2.06%
Net investment income(6)	0.79%	(8)	0.39%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 1,548,895		$ 1,820,458
Portfolio turnover of Tax-Managed Growth Portfolio(9)	0%	(10)	2%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Not annualized.

(4)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).

(5)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio.

(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.

(7)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments, if any.

(8)	Annualized.

(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The total turnover rate of Tax- Managed Growth Portfolio including in-kind contributions and distributions was 1% and 6% for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

(10)	Amounts to less than 1%.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2008 Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The condensed consolidated statement of assets and liabilities at December 31, 2007 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2007 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities including qualitative disclosures about the objectives and strategies for using derivative instruments, and quantitative disclosures about fair value amounts as well as gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 161 will have on the Fund’s financial statement disclosures.

3 Fair Value Hierarchy

The Fund adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008 as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below.

Basis of Fair Value Measurement

  Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
  Level 2 – Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
  Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. In accordance with SFAS No. 157, the Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions. As required by SFAS No. 157, investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified in Level 3 even though there may be significant inputs that are readily observable.

The Fund’s investment in Belvedere Capital Fund Company LLC (Belvedere Company) and Cash Management Portfolio (Cash Management) are classified within Level 1 of the fair value hierarchy. Interest rate swap agreements are classified within Level 2 of the fair value hierarchy while the Fund’s real estate investments are classified within Level 3 of the fair value hierarchy. The Fund’s assets classified as Level 3 as of March 31, 2008 represent approximately 17.0% of the Fund’s total assets.

The following table presents for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of March 31, 2008.

		Fair Value Measurements at March 31, 2008

Description	March 31, 2008	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 1,749,099,439	$ 1,749,099,439	$ -	$ -
Partnership Preference Units	138,092,885	-	-	138,092,885
Real Estate Joint Ventures	220,678,851	-	-	220,678,851
Other Real Estate(1)	0	-	-	0
Short-Term Investment	1,488,947	1,488,947	-	-

Total	$ 2,109,360,122	$ 1,750,588,386	$ -	$ 358,771,736

Liabilities
Interest Rate Swap Agreements	$ 4,383,478	$ -	$ 4,383,478	$ -

Total	$ 4,383,478	$ -	$ 4,383,478	$ -

(1)	Represents debt and common equity investments valued at zero.

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2008. The Fund classifies investments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement. In accordance with SFAS No. 157, the Fund’s real estate investments are considered Level 3 investments.

	Level 3 Fair Value Measurements

	Partnership
	Preference	Real Estate	Other Real
	Units	Joint Ventures	Estate(1)	Total

Beginning Balance as of January 1, 2008	$ 156,603,528	$ 221,163,721	$ 0	$ 377,767,249
Net realized loss	(1,889,168)	-	-	(1,889,168)
Net change in unrealized appreciation
(depreciation)	(8,427,583)	(2,434,996)	-	(10,862,579)
Net sales	(8,193,892)	-	-	(8,193,892)
Net investment income(2)	-	4,295,108	-	4,295,108
Other(3)	-	(2,344,982)	-	(2,344,982)
Net transfers in and/or out of Level 3	-	-	-	-

Ending Balance as of March 31, 2008	$ 138,092,885	$ 220,678,851	$ 0	$ 358,771,736

Net change in unrealized appreciation
(depreciation) from investments still
held at March 31, 2008	$ (9,977,479)	$ (2,434,996)	$ -	$ (12,412,475)

(1)	Represents debt and common equity investments valued at zero.

(2)	Represents net investment income recorded in accordance with the equity method.

(3)	Represents distributions of earnings recorded in accordance with the equity method.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the three months ended March 31, 2008 and 2007:

Three Months Ended

Investment Transactions	March 31, 2008	March 31, 2007

Decreases in investment in Belvedere Company	$ 63,251,646	$ 97,392,370
Increases in Partnership Preference Units	$ 4,548	$ 21,402
Decreases in Partnership Preference Units(1)	$ 8,198,440	$ 13,666,975
Increases in investment in Real Estate Joint Ventures	$ -	$ 43,390
Decreases in investment in Real Estate Joint Ventures	$ 2,344,982	$ 92,527,164

(1)	Decreases in Partnership Preference Units for the three months ended March 31, 2008 and 2007 represent Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management) for which net realized losses of $1,889,168 and $10,320 were recognized, respectively.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the three months ended March 31, 2008 and 2007, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended:

Three Months Ended

	March 31, 2008	March 31, 2007

Belvedere Company’s interest in the Portfolio(1)	$ 13,119,762,086	$ 14,582,219,042
The Fund’s investment in Belvedere Company(2)	$ 1,749,099,439	$ 2,274,344,726
Income allocated to Belvedere Company from the Portfolio	$ 66,760,998	$ 70,744,130
Income allocated to the Fund from Belvedere Company	$ 8,980,194	$ 11,083,732
Expenses allocated to Belvedere Company from the Portfolio	$ 15,190,813	$ 16,470,855
Expenses allocated to the Fund from Belvedere Company(3)	$ 2,732,686	$ 3,465,422

Three Months Ended

	March 31, 2008	March 31, 2007

Net realized gain from investment transactions and foreign
currency transactions allocated to Belvedere Company from
the Portfolio	$ 13,284,076	$ 122,914,854
Net realized gain from investment transactions and foreign
currency transactions allocated to the Fund from Belvedere
Company	$ 1,796,148	$ 19,225,941
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ (1,300,661,962)	$ (150,839,988)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$ (175,450,440)	$ (23,270,142)

(1)	As of March 31, 2008 and 2007, the value of Belvedere Company’s interest in the Portfolio represents 74.5% and 73.3% of the Portfolio’s net assets, respectively.

(2)	As of March 31, 2008 and 2007, the Fund’s investment in Belvedere Company represents 13.3% and 15.6% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

Three Months Ended

	March 31, 2008	March 31, 2007

Expenses allocated from the Portfolio	$ 2,040,684	$ 2,584,204
Servicing fee	$ 676,057	$ 862,539
Operating expenses	$ 15,945	$ 18,679

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2008, December 31, 2007 and March 31, 2007 and its operations for the three months ended March 31, 2008, for the year ended December 31, 2007 and for the three months ended March 31, 2007 follows:

	March 31, 2008	December 31, 2007	March 31, 2007

Investments, at value	$ 17,650,169,693	$ 19,936,263,306	$ 19,937,460,086
Other assets	56,841,937	43,955,996	37,893,469

Total assets	$ 17,707,011,630	$ 19,980,219,302	$ 19,975,353,555

Collateral for securities loaned	$ 94,532,436	$ 107,661,941	$ 73,078,289
Management fee payable	6,296,266	7,154,208	7,081,409
Other liabilities	1,254,240	1,241,923	702,785

Total liabilities	$ 102,082,942	$ 116,058,072	$ 80,862,483

Net assets	$ 17,604,928,688	$ 19,864,161,230	$ 19,894,491,072

Total investment income	$ 89,568,864	$ 404,322,644	$ 96,544,634

Investment adviser fee	$ 19,484,900	$ 87,681,000	$ 21,767,375
Other expenses	800,316	3,023,904	714,355
Total expense reductions	(12)	(124)	(89)

Net expenses	$ 20,285,204	$ 90,704,780	$ 22,481,641

Net investment income	$ 69,283,660	$ 313,617,864	$ 74,062,993
Net realized gain from investment
transactions and foreign currency
transactions(1)	44,806,471	891,474,938	189,585,596
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(1,777,809,047)	(239,534,188)	(228,797,508)

Net increase (decrease) in net assets
from operations	$ (1,663,718,916)	$ 965,558,614	$ 34,851,081

(1)	Amounts include net realized gain from redemptions in-kind of $90,653,270, $624,934,809 and $177,053,814, respectively.

6 Investments in Real Estate Joint Ventures

At March 31, 2008 and December 31, 2007, Belcrest Realty Corporation (Belcrest Realty) held investments in two real estate joint ventures (Real Estate Joint Ventures), Lafayette Real Estate LLC (Lafayette) and Allagash Property Trust (Allagash). Belcrest Realty held a majority economic interest of 69.7% and 69.8% in Lafayette and 80.5% and 80.8% in Allagash as of March 31, 2008 and December 31, 2007, respectively. Lafayette owns office buildings and Allagash owns industrial distribution properties. Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	March 31, 2008	December 31, 2007

Assets:
Investment in real estate	$ 865,340,028	$ 866,252,279
Other assets	16,574,136	14,691,759

Total assets	$ 881,914,164	$ 880,944,038

Liabilities and Shareholders’ Equity:
Mortgage notes payable(1)	$ 564,647,863	$ 564,835,599
Other liabilities	10,915,805	10,075,567

Total liabilities	$ 575,563,668	$ 574,911,166

Minority interest	$ 16,278,877	$ 16,245,688

Shareholders’ equity	$ 290,071,619	$ 289,787,184

Total liabilities and shareholders’ equity	$ 881,914,164	$ 880,944,038

(1)	The fair value of the mortgage notes payable is approximately $543,600,000 and $552,400,000 as of March 31, 2008 and December 31, 2007, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty unless the rental property financed by the mortgage notes payable is sold. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended

	March 31, 2008	March 31, 2007

Revenues	$ 19,902,197	$ 17,567,436
Expenses	13,954,767	10,710,301

Net investment income before unrealized
appreciation (depreciation)	$ 5,947,430	$ 6,857,135
Change in net unrealized appreciation
(depreciation)	(2,754,946)	24,051,920
Minority interest	(344,140)	(8,260,531)

Net investment income	$ 2,848,344	$ 22,648,524

7 Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belcrest Capital’s net asset value. Under such agreements, Belcrest Capital has agreed to make periodic payments at fixed rates in exchange for floating-rate payments from the counterparty at a predetermined spread to one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements in place at March 31, 2008 and December 31, 2007 are listed below.

	Notional			Initial		Unrealized Appreciation
	Amount			Optional	Final	(Depreciation) at
Effective	(000’s	Fixed	Floating	Termination	Termination	March 31,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2008	2007

10/03(1)	$ 128,116	4.865%	LIBOR + 0.30%	7/04	6/10	$ -	$ 414,668
10/03	170,000	4.795%	LIBOR + 0.30%	9/04	6/10	(179,624)	646,165
10/03	63,526	4.69%	LIBOR + 0.30%	2/05	6/10	(61,799)	310,608
10/03	55,375	4.665%	LIBOR + 0.30%	3/05	6/10	(52,599)	281,970
10/03	80,965	4.145%	LIBOR + 0.30%	3/10	6/10	(2,156,567)	(6,537)
10/03	47,253	4.045%	LIBOR + 0.30%	-	6/10	(1,303,385)	42,184
2/04	78,620	5.00%	LIBOR + 0.30%	8/04	6/10	(335,144)	167,057
6/10	3,870	6.29%	LIBOR + 0.30%	-	7/15	(294,360)	(206,041)

						$ (4,383,478)	$ 1,650,074

(1)	Interest rate swap agreement was sold to the real estate investment affiliate of another investment fund advised by Boston Management for which a realized gain of $29,813 was recognized.

8 Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate investments primarily through its subsidiary, Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, Real Estate Joint Ventures (Note 6) and certain debt and common equity investments. The Fund’s investment income from real estate investments primarily consists of net investment income from Real Estate Joint Ventures and distribution income from Partnership Preference Units.

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

	Three Months Ended

	March 31, 2008	March 31, 2007

Investment income
The Portfolio*	$ 6,247,508	$ 7,618,310
Real Estate	6,498,342	9,320,082
Unallocated	43,291	183,923

Total investment income	$ 12,789,141	$ 17,122,315

Net increase (decrease) in
net assets from operations
The Portfolio*	$ (167,748,361)	$ 3,085,450
Real Estate	(19,699,676)	9,835,160
Unallocated(1)	(753,934)	(849,308)

Net increase (decrease) in net
assets from operations	$ (188,201,971)	$ 12,071,302

	March 31, 2008	December 31, 2007

Net assets
The Portfolio*	$ 1,736,756,570	$ 1,978,273,667
Real Estate	(175,699,314)	(148,542,689)
Unallocated(2)	(12,162,325)	(9,272,920)

Net assets	$ 1,548,894,931	$ 1,820,458,058

*    Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.

(1)   Unallocated amounts pertain to the overall operation of Belcrest Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

Three Months Ended

	March 31, 2008	March 31, 2007

Distribution and servicing fees	$ 545,960	$ 710,223
Credit Facility interest expense	$ 162,025	$ 225,194

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of March 31, 2008 and December 31, 2007, such borrowings totaled approximately $14,989,000. Unallocated assets represent direct cash and short-term investments held by the Fund, including the Fund’s investment in Cash Management. As of March 31, 2008 and December 31, 2007, such amounts totaled approximately $3,224,000 and $6,280,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Act). Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “might,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. The actual results of Belcrest Capital Fund LLC (the Fund) could differ materially from those contained in the forward-looking statements due to a number of factors. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Factors that could affect the Fund’s performance include a decline in the U.S. stock markets or in general economic conditions, adverse developments affecting the real estate industry, or fluctuations in interest rates.

The following discussion should be read in conjunction with the Fund’s unaudited condensed consolidated financial statements and related notes in Item 1 above.

MD&A for the Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007.

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

The Fund’s total return was -10.42% for the quarter ended March 31, 2008. This return reflects a decrease in the Fund’s net asset value per share from $132.81 to $116.83 and a distribution of $2.20 per share during the period. The total return of the S&P 500 Index was -9.44% over the same period. Last year, the Fund had a total return of 0.54% for the quarter ended March 31, 2007. This return reflected a decrease in the Fund’s net asset value per share from $130.32 to $129.01and a distribution of $2.02 per share during the period. The S&P 500 Index had a total return of 0.64% over the same period.

Performance of the Portfolio. Financial markets endured a difficult first quarter as uncertainty about the credit market and the economy weighed on investors. Consumers battled rising food and energy prices while investors struggled with weak economic data and mounting inflation concerns. To address liquidity pressures, the Federal Reserve lowered the Federal funds and discount rates. Most popular indices failed to recover from mid-March lows and realized losses in the first quarter. The tech-heavy NASDAQ Composite lost 14%, while the blue-chip Dow Jones Industrial Average lost 7.6% and the S&P 500 Index declined 9.44% . It was the worst quarter for major indices since the third quarter of 2002, when the equity markets were approaching the lowest point of a protracted bear market.

Amid increased market volatility, every economic sector of the S&P 500 Index registered declines. The consumer staples, industrials and materials sectors fared relatively better than the market, while the financials, information technology and telecommunication sectors registered double digit declines. Market-leading industries of the first quarter included road and rail, health care equipment and supplies, as well as air freight and logistics. In contrast, the thrifts and mortgage finance, wireless telecommunication services and investment banks industries realized double digit negative returns. On average during the course of the quarter, mid-cap and small-cap stocks continued to lag their larger-cap counterparts and value style gained over growth.

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

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. The Portfolio slightly outperformed its benchmark, the S&P 500 Index, with a return of -8.45% during the period. The Portfolio’s out-performance was driven by positive sector allocation decisions and relatively stronger stock selection versus the S&P 500 Index. For comparison, total return of the Portfolio in the first quarter of 2007 was 0.14%, slightly lagging the S&P 500 Index return of 0.64% over the same period.

The Portfolio remained overweight in the industrials, consumer staples and discretionary sectors during the period, while continuing to underweight the technology, utilities and materials sectors. A de-emphasis of the lagging information technology and health care sectors benefited the Portfolio’s performance, as did relatively stronger stock selection within the consumer discretionary and utilities sectors. The Portfolio’s relatively lower exposure to credit sensitive financials such as thrifts, mortgage and service stocks was beneficial as was an overweight in the defensive staples industries such as beverages and food products.

In contrast, investment choices within the machinery, and road and rail industries hindered returns. Additionally, the Portfolio’s limited exposure to the stronger performing chemicals, and metals and mining industries coupled with stock selection within the energy equipment and service industry also negatively impacted returns.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of March 31, 2008, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Allagash Property Trust (Allagash) and Lafayette Real Estate LLC (Lafayette); a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units); and certain other real estate investments, including certain debt and common equity investments in two private real estate companies. Allagash owns industrial distribution properties and Lafayette owns office buildings.

During the quarter ended March 31, 2008, Belcrest Realty sold certain of its Partnership Preference Units for approximately $8.2 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management)), recognizing a loss of approximately $1.9 million on the sale transactions.

Subsequent to March 31, 2008, Belcrest Realty reached an agreement to sell certain of its Partnership Preference Units and related debt and common equity investments in two private real estate companies to third party entities. In accordance with the Fund’s valuation procedures, the fair value of these investments was increased subsequent to quarter end by approximately $12.3 million to reflect the estimated sales proceeds. Belcrest Realty will continue to monitor this issuer and expects the sale to close during the second quarter.

During the quarter ended March 31, 2008, the Fund’s net investment income from real estate investments was approximately $6.8 million compared to approximately $9.3 million for the quarter ended March 31, 2007, a decrease of $2.5 million or 27%. The decrease was due to lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the quarter and decreases in the net investment income of the Real Estate Joint Ventures. During the quarter ended March 31, 2007, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units principally due to the suspension of distribution payments by an issuer in 2006. This decrease was partially offset by an increase in the net investment income of Allagash and the acquisition of Lafayette in December 2006.

The fair value of the Fund’s real estate investments was approximately $358.8 million at March 31, 2008 compared to approximately $377.8 million at December 31, 2007, a net decrease of $19.0 million or 5%. This net decrease was principally due to fewer Partnership Preference Units held by Belcrest Realty at quarter end, a net decline in the fair value of continuing investments in Partnership Preference Units held at quarter end and decreases in the fair value of Belcrest Realty’s investments in the Real Estate Joint Ventures. The Fund’s investments in real properties achieved modest returns during the quarter, benefiting from earnings in the expected range offset, however, by capitalization rates and discount rates which widened slightly. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, thereby causing a decrease in transactional activity. The fair values of Partnership Preference Units decreased during the quarter due to continued widening of credit spreads, partially offset by a decline in interest rates during the quarter ended March 31, 2008.

During the quarter ended March 31, 2008, the Fund saw net unrealized depreciation in the fair value of its real estate investments of approximately $11.1 million compared to net unrealized appreciation of approximately $14.4 million during the quarter ended March 31, 2007. Net unrealized depreciation of approximately $11.1 million consisted of approximately $8.4 million of net unrealized depreciation in the value of the Partnership Preference Units and $2.7 million of net unrealized depreciation in the value of the Belcrest Realty’s investments in the Real Estate Joint Ventures.

Performance of Interest Rate Swap Agreements. For the quarter ended March 31, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $6.8 million, compared to approximately $1.3 million of net realized and unrealized losses for the quarter ended March 31, 2007. Net realized and unrealized losses on swap agreements for the quarter ended March 31, 2008 consisted of $6.0 million of net unrealized losses due to changes in swap agreement valuations and $0.8 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements). For the quarter ended March 31, 2007, net realized and unrealized losses on swap agreements consisted of $2.8 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.5 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuation for the quarter ended March 31, 2008 was attributable to a decrease in swap rates during the quarter. The negative contribution to Fund performance for the quarter ending March 31, 2007 from changes in swap agreement valuation was attributable to a decrease in the remaining term of the agreements and a modest decrease in swap rates during the quarter.

Fair Value Measurements. The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” on January 1, 2008 as required. SFAS No. 157 establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. For more information see Note 3 to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of March 31, 2008, the Fund had outstanding borrowings of $544.0 million and unused loan commitments of $33.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with respect to a substantial portion of its borrowings under the Credit Facility. Pursuant to these agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. During the terms of the outstanding interest rate swap agreements, changes in the underlying values of the agreements are recorded as unrealized appreciation or depreciation. As of March 31, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $4.4 million. As of December 31, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $1.7 million.

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

The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Note 7 to the Fund’s unaudited condensed consolidated financial statements in Item 1 above.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ended March 31,*

								Fair Value as of March 31, 2008

	2009	2010	2011	2012	2013	Thereafter	Total

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit
Facility			$544,000,000				$544,000,000	$544,000,000

Average interest rate			3.00%				3.00%

Rate sensitive derivative
financial instruments:

Pay fixed/receive
variable interest rate
swap agreements(1)			$495,739,000			$3,870,000	$499,609,000	$ (4,383,478)

Average pay rate			4.62%			6.29%

Average receive rate			3.00%			3.00%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Essex Portfolio, L.P.,
7.875% Series B
Cumulative
Redeemable Preferred
Units,
Callable 12/31/09,
Current Yield: 9.14%		$15,209,090					$ 15,209,090	$ 12,918,660

Liberty Property
Limited Partnership,
7.45% Series B
Cumulative
Redeemable Preferred
Units,
Callable 8/31/09,
Current Yield: 8.65%		$10,000,000					$ 10,000,000	$ 8,612,000

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 9.55%		$37,500,000					$ 37,500,000	$ 31,665,000

								Fair Value as of March 31, 2008

	2009	2010	2011	2012	2013	Thereafter	Total

MHC Operating
Limited Partnership,
7.95% Series F
Cumulative
Redeemable Perpetual
Preference Units,
Callable 6/30/10,
Current Yield: 9.55%			$17,500,000				$17,500,000	$14,567,000

National Golf Operating
Partnership, L.P., 11%
Series A Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield:
21.57%**	$27,877,518						$27,877,518	$16,095,600

National Golf Operating
Partnership, L.P., 11%
Series B Cumulative
Redeemable Preferred
Units, Callable 2/6/03,
Current Yield:
21.57%**	$29,833,200						$29,833,200	$15,300,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 8.45%		$38,625,000					$38,625,000	$29,246,850

Vornado Realty L.P.,
7% Series D-10
Cumulative
Redeemable Preferred
Units,
Callable 11/17/08,
Current Yield: 8.67%(2) $10,337,858							$10,337,858	$ 9,687,775

Note Receivable:

Fixed-rate note
receivable, 8%					$ 3,352,436		$ 3,352,436	$ 0

* The amounts listed reflect the Fund’s positions as of March 31, 2008. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption. During each month in the quarter ended March 31, 2008, the total number of shares redeemed and the average price paid per share were as follows:

Month Ended	Total No. of Shares Redeemed(1)	Average Price Paid Per Share

January 31, 2008	87,177.029	$124.32

February 29, 2008	108,234.114	$119.99

March 31, 2008	335,511.437	$116.67

Total	530,922.580	$119.19

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 9, 2008.

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