Form 10-Q
period 2008-09-30
BELCREST CAPITAL FUND LLC
filed 2008-11-07
CIK 1070495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Act). Large Accelerated Filer X   Accelerated Filer Non-Accelerated Filer __ Smaller Reporting Company __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ___ No X

Belcrest Capital Fund LLC Index to Form 10-Q

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	September 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Operations for the Three Months
	Ended September 30, 2008 and 2007 and for the Nine Months Ended
	September 30, 2008 and 2007	4
	Condensed Consolidated Statements of Changes in Net Assets for the
	Nine Months Ended September 30, 2008 and the Year Ended
	December 31, 2007	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2008 and 2007	7
	Financial Highlights for the Nine Months Ended September 30, 2008
	and the Year Ended December 31, 2007	9
	Notes to Condensed Consolidated Financial Statements as of September 30, 2008	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Submission of Matters to a Vote of Security Holders.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	26
SIGNATURES		28
EXHIBIT INDEX		29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2008	December 31, 2007

Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$1,476,669,119	$1,979,757,869
Investment in Partnership Preference Units	84,642,780	156,603,528
Investment in Real Estate Joint Ventures	241,809,623	221,163,721
Investment in Co-owned Property	7,347,964	-
Investment in other real estate (Note 3)	-	0
Affiliated investment	3,082,230	4,197,527

Total investments, at value	$1,813,551,716	$2,361,722,645
Cash	1,807,211	2,068,332
Interest receivable from affiliated investment	4,440	13,784
Swap interest receivable	-	42,733
Open interest rate swap agreements, at value	-	1,650,074
Other assets	71	222,752

Total assets	$1,815,363,438	$2,365,720,320

Liabilities:
Loan payable – Credit Facility	$509,000,000	$542,000,000
Payable for Fund shares redeemed	8,945,274	1,349,207
Special Distributions payable	1,346,438	-
Open interest rate swap agreements, at value	1,434,821	-
Payable to affiliate for investment advisory and administrative fees	469,349	535,459
Payable to affiliate for distribution and servicing fees	223,700	320,613
Other accrued expenses:
Swap interest expense	58,890	-
Interest expense	316,061	409,587
Other expenses and liabilities	597,041	647,396

Total liabilities	$522,391,574	$545,262,262

Net assets	$1,292,971,864	$1,820,458,058

Shareholders’ capital	$1,292,971,864	$1,820,458,058

Shares outstanding (unlimited number of shares authorized)	12,274,415	13,707,598

Net asset value and redemption price per share	$105.34	$132.81

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $57,454, $74,836, $409,540
and $663,697, respectively)	$ 9,007,928	$ 10,512,967	$ 27,520,632	$ 33,546,295
Interest allocated from Belvedere Company	176,845	225,575	381,383	487,618
Security lending income allocated
from Belvedere Company, net	2,506	36,018	80,317	135,300
Expenses allocated from Belvedere Company	(2,448,716)	(3,311,877)	(7,835,758)	(10,219,772)

Net investment income allocated from
Belvedere Company	$ 6,738,563	$ 7,462,683	$ 20,146,574	$ 23,949,441
Net investment income from Real Estate Joint Ventures	4,629,881	4,286,029	13,211,526	14,266,468
Distributions from Partnership Preference Units	2,075,391	2,363,234	6,354,016	10,307,859
Net investment income from Co-owned Property	124,594	-	113,181	-
Interest	468	10,696	404,156	22,274
Interest allocated from affiliated investment	19,474	208,916	97,606	548,764
Expenses allocated from affiliated investment	(3,484)	(19,324)	(14,308)	(51,745)

Total investment income	$ 13,584,887	$ 14,312,234	$ 40,312,751	$ 49,043,061

Expenses:
Investment advisory and administrative fees	$ 1,774,299	$ 2,241,818	$ 5,563,363	$ 6,951,592
Distribution and servicing fees	462,694	668,753	1,537,694	2,087,310
Interest expense on Credit Facility	3,652,388	9,747,718	13,013,893	31,639,533
Custodian and transfer agent fee	798	23,342	43,897	60,054
Miscellaneous	223,482	469,841	765,695	1,102,089

Total expenses	$ 6,113,661	$ 13,151,472	$ 20,924,542	$ 41,840,578
Deduct –
Reduction of investment advisory and administrative fees	353,737	499,248	1,159,677	1,553,474

Net expenses	$ 5,759,924	$ 12,652,224	$ 19,764,865	$ 40,287,104

Net investment income	$ 7,824,963	$ 1,660,010	$ 20,547,886	$ 8,755,957

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$ (48,085,600)	$ 22,000,710	$ (33,001,473)	$ 75,001,512
Investment transactions in Partnership Preference Units
(identified cost basis)	(14,734)	(697,873)	(17,024,927)	(1,004,095)
Investment transactions in other real estate	-	-	(7,279,512)	-
Interest rate swap agreements(2)	(1,781,739)	1,581,831	(4,689,401)	4,568,395

Net realized gain (loss)	$ (49,882,073)	$ 22,884,668	$ (61,995,313)	$ 78,565,812

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ (51,469,476)	$ 6,611,311	$ (311,136,834)	$ 72,889,805
Investment in Partnership Preference Units
(identified cost basis)	(11,016,555)	(644,750)	3,637,390	(3,395,375)
Investment in Real Estate Joint Ventures	16,339,154	276,762	15,495,485	21,267,884
Investment in Co-owned Property	-	-	(1,133)	-
Investment in other real estate	-	-	7,279,512	-
Interest rate swap agreements	838,223	(8,886,233)	(3,084,895)	(6,759,165)

Net change in unrealized appreciation (depreciation)	$ (45,308,654)	$ (2,642,910)	$ (287,810,475)	$ 84,003,149

Net realized and unrealized gain (loss)	$ (95,190,727)	$ 20,241,758	$ (349,805,788)	$ 162,568,961

Net increase (decrease) in net assets from operations	$ (87,365,764)	$ 21,901,768	$ (329,257,902)	$ 171,324,918

(1)	Amounts include realized gains from redemptions in-kind of $10,510,455, $12,963,501, $32,657,955 and $49,136,565, respectively.
(2)	Amounts include net interest earned (incurred) in connection with interest rate swap agreements of $(1,781,738), $1,581,831, $(4,719,214) and $4,568,395, respectively (Note 8).

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007

Increase (Decrease) in Net Assets:
From operations –
Net investment income	$20,547,886	$12,028,397
Net realized gain (loss) from investment transactions, foreign currency
transactions and interest rate swap agreements	(61,995,313)	90,888,612
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(287,810,475)	(25,034,956)

Net increase (decrease) in net assets from operations	$(329,257,902)	$77,882,053

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders in
payment of distributions declared	$9,706,988	$12,542,139
Net asset value of Fund shares redeemed	(176,622,266)	(403,916,398)

Net decrease in net assets from Fund share transactions	$(166,915,278)	$(391,374,259)

Distributions –
Distributions to Shareholders	$(29,966,576)	$(33,252,346)
Special Distributions	(1,346,438)	-

Total distributions	$(31,313,014)	$(33,252,346)

Net decrease in net assets	$(527,486,194)	$(346,744,552)

Net assets:
At beginning of period	$1,820,458,058	$2,167,202,610

At end of period	$1,292,971,864	$1,820,458,058

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

Increase (Decrease) in Cash:	September 30, 2008	September 30, 2007

Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ (329,257,902)	$ 171,324,918
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(20,146,574)	(23,949,441)
Net investment income from Real Estate Joint Ventures	(13,211,526)	(14,266,468)
Return of capital from Real Estate Joint Ventures	-	92,503,747
Distributions of earnings from Real Estate Joint Ventures	8,061,109	11,592,155
Net investment income from Co-owned Property	(113,181)	-
Capital contributions to Co-owned Property	(3,544)	-
(Increase) decrease in affiliated investment	1,115,297	(1,133,675)
Decrease in interest receivable for open interest rate
swap agreements	21,380	5,794
Decrease in interest receivable from affiliated investment	9,344	15,461
Decrease in other assets	222,681	375,543
Decrease in payable to affiliate for investment advisory and
administrative fees	(66,110)	(39,450)
Decrease in payable to affiliate for distribution and servicing fees	(96,913)	(50,479)
Increase in interest payable for open interest rate swap agreements	58,890	-
Decrease in accrued interest and other accrued expenses and liabilities	(143,881)	(466,139)
Increases in Partnership Preference Units	(13,374)	(25,436)
Proceeds from sales of Partnership Preference Units	58,586,585	147,653,576
Payment for investment in Real Estate Joint Ventures	-	(43,390)
Decrease in investment in Belvedere Company	12,000,000	-
Purchase of investment in Co-owned Property	(7,232,372)	-
Proceeds from sale of interest rate swap agreement	51,166	-
Net interest earned (incurred) on interest rate swap agreements	(4,719,214)	4,568,395
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	61,995,313	(78,565,812)
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	287,810,475	(84,003,149)

Net cash flows provided by operating activities	$ 54,927,649	$ 225,496,150

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ 11,000,000	$ 18,000,000
Repayments of Credit Facility	(44,000,000)	(239,000,000)
Payments for Fund shares redeemed	(1,929,182)	(6,879,613)
Distributions paid to Shareholders	(20,259,588)	(20,710,207)

Net cash flows used in financing activities	$ (55,188,770)	$ (248,589,820)

Net decrease in cash	$ (261,121)	$ (23,093,670)

Cash at beginning of period	$ 2,068,332	$ 24,994,301

Cash at end of period	$ 1,807,211	$ 1,900,631

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended

September 30, 2008		September 30, 2007

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$13,107,419	$31,714,288
Interest paid (received) on interest rate swap agreements, net	$4,638,944	$(4,574,189)
Reclassification of dividends receivable	$-	$3,385,800
Reinvestment of distributions paid to Shareholders	$9,706,988	$12,542,139
Market value of securities distributed in payment of redemptions	$167,097,017	$314,487,275
Swap interest receivable sold in conjunction with
the sale of the interest rate swap agreement	$21,353	$-

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007

Net asset value – Beginning of period	$132.810	$130.320

Income (loss) from operations

Net investment income(1)	$1.570	$0.797
Net realized and unrealized gain (loss)	(26.737)	3.713

Total income (loss) from operations	$(25.167)	$4.510

Distributions

Distributions to Shareholders	$(2.200)	$(2.020)
Special Distributions	(0.103)	-

Total distributions	$(2.303)	$(2.020)

Net asset value – End of period	$105.340	$132.810

Total Return(2)	(19.22)% (3)	3.50%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.26% (8)	1.21%
Interest and other borrowing costs(4)(6)	1.13% (8)	1.95%

Total expenses	2.39% (8)	3.16%
Net investment income(6)	1.78% (8)	0.59%

Ratios as a percentage of average gross assets(7)

Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.78% (8)	0.79%
Interest and other borrowing costs(4)(6)	0.70% (8)	1.27%

Total expenses	1.48% (8)	2.06%

Net investment income(6)	1.10% (8)	0.39%

Supplemental Data

Net assets, end of period (000’s omitted)	$1,292,972	$1,820,458
Portfolio turnover of Tax-Managed Growth Portfolio(9)	1% (3)	2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested other than Special Distributions.
(3)	Not annualized.
(4)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).
(5)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio.
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would have been lower or higher.
(7)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments.
(8)	Annualized.
(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of Tax- Managed Growth Portfolio including in-kind contributions and distributions was 2% and 6% for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of September 30, 2008

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

2 Recently Issued Accounting Pronouncement

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires certain disclosures about an entity’s derivative and hedging activities, including qualitative disclosures about the objectives and strategies for using derivative instruments and quantitative disclosures about fair value amounts, as well as gains and losses on derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 will not impact the Fund’s net asset value, financial condition or results of operations.

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

In accordance with SFAS No. 157, in determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Accordingly, when available, the Fund measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions. As required by SFAS No. 157, investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though there may be significant inputs that are readily observable.

The Fund’s investment in Belvedere Capital Fund Company LLC (Belvedere Company) and Cash Management Portfolio (Cash Management), an affiliated investment, are classified within Level 1 of the fair value hierarchy. Interest rate swap agreements are classified within Level 2 of the fair value hierarchy, while the Fund’s real estate investments are classified within Level 3 of the fair value hierarchy. The Fund’s assets classified as Level 3 as of September 30, 2008 represent approximately 18.4% of the Fund’s total assets.

The following table presents for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of September 30, 2008.

		Fair Value Measurements at September 30, 2008

Description	September 30, 2008	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$1,476,669,119	$1,476,669,119	$-	$-
Partnership Preference Units	84,642,780	-	-	84,642,780
Real Estate Joint Ventures	241,809,623	-	-	241,809,623
Co-owned Property	7,347,964	-	-	7,347,964
Affiliated Investment	3,082,230	3,082,230	-	-

Total	$1,813,551,716	$1,479,751,349	$-	$333,800,367

Liabilities
Interest Rate Swap Agreements	$1,434,821	$-	$1,434,821	$-

Total	$1,434,821	$-	$1,434,821	$-

The following tables present the changes in the Level 3 fair value category for the three months and nine months ended September 30, 2008. The Fund classifies investments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the fair value measurement. The Fund’s real estate investments are classified as Level 3 investments.

	Level 3 Fair Value Measurements for the
	Three Months Ended September 30, 2008

	Partnership
	Preference	Real Estate	Co-owned	Other Real
	Units	Joint Ventures	Property	Estate	Total

Beginning balance as of
July 1, 2008	$95,884,541	$223,533,092	$7,219,826	$-	$326,637,459
Net realized loss	(14,734)	-	-	-	(14,734)
Net change in unrealized
appreciation (depreciation)	(11,016,555)	16,339,154	-	-	5,322,599
Net sales	(210,472)	-	-	-	(210,472)
Net investment income(1)	-	4,629,881	124,594	-	4,754,475
Other(2)	-	(2,692,504)	3,544	-	(2,688,960)
Net transfers in and/or out of
Level 3	-	-	-	-	-

Ending balance as of
September 30, 2008	$84,642,780	$241,809,623	$7,347,964	$-	$333,800,367

Net change in unrealized
appreciation (depreciation)
from investments still held
at September 30, 2008	$(11,019,141)	$16,339,154	$-	$-	$5,320,013

	Level 3 Fair Value Measurements for the
	Nine Months Ended September 30, 2008

	Partnership
	Preference	Real Estate	Co-owned	Other Real
	Units	Joint Ventures	Property	Estate	Total

Beginning balance as of
January 1, 2008	$156,603,528	$221,163,721	$-	$0	$377,767,249
Net realized loss	(17,024,927)	-	-	(7,279,512)	(24,304,439)
Net change in unrealized
appreciation (depreciation)	3,637,390	15,495,485	(1,133)	7,279,512	26,411,254
Net purchases (sales)	(58,573,211)	-	7,232,372	-	(51,340,839)
Net investment income(1)	-	13,211,526	113,181	-	13,324,707
Other(2)	-	(8,061,109)	3,544	-	(8,057,565)
Net transfers in and/or out of
Level 3	-	-	-	-	-

Ending balance as of
September 30, 2008	$84,642,780	$241,809,623	$7,347,964	$-	$333,800,367

Net change in unrealized
appreciation (depreciation)
from investments still held
at September 30, 2008	$(25,063,605)	$15,495,485	$(1,133)	$-	$(9,569,253)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Includes distributions of earnings and capital contributions recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended

Investment Transactions	September 30, 2008	September 30, 2007

Decreases in investment in Belvedere Company	$179,097,017	$314,487,275
Increases in Partnership Preference Units	$13,374	$25,436
Decreases in Partnership Preference Units(1)	$58,586,585	$147,653,576
Increase in investment in Real Estate Joint Ventures	$-	$43,390
Decreases in investment in Real Estate Joint Ventures	$8,061,109	$104,095,902
Increase in investment in Co-owned Property(2)	$7,235,916	$-
Decrease in investment in other real estate	$0	$-

(1)	Decreases in Partnership Preference Units for the nine months ended September 30, 2008 and 2007 include Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management, of $14,850,286 and $147,653,576 for which net realized losses of $3,050,509 and $1,004,095 were recognized, respectively.
(2)	Increase in investment in Co-owned Property for the nine months ended September 30, 2008 includes the purchase of a tenancy-in-common interest in real property (Co-owned Property) from the real estate investment affiliate of another investment fund advised by Boston Management (Note 7) for $7,232,372.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in Tax-Managed Growth Portfolio (the Portfolio) through Belvedere Company for the nine months ended September 30, 2008 and 2007, including allocations of income, expenses and net realized and unrealized gains (losses) for the respective periods then ended.

	Nine Months Ended

	September 30, 2008	September 30, 2007

Belvedere Company’s interest in the Portfolio(1)	$11,228,067,436	$15,642,617,856
The Fund’s investment in Belvedere Company(2)	$1,476,669,119	$2,225,516,470
Income allocated to Belvedere Company from the Portfolio	$210,479,299	$227,701,307
Income allocated to the Fund from Belvedere Company	$27,982,332	$34,169,213
Expenses allocated to Belvedere Company from the Portfolio	$43,976,008	$50,587,426
Expenses allocated to the Fund from Belvedere Company(3)	$7,835,758	$10,219,772
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to Belvedere Company from
the Portfolio	$(251,919,695)	$500,687,896
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to the Fund from Belvedere
Company	$(33,001,473)	$75,001,512
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$(2,333,854,448)	$500,718,044
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$(311,136,834)	$72,889,805

(1)	As of September 30, 2008 and 2007, the value of Belvedere Company’s interest in the Portfolio represents 74.9% and 74.3% of the Portfolio’s net assets, respectively.
(2)	As of September 30, 2008 and 2007, the Fund’s investment in Belvedere Company represents 13.2% and 14.2% of Belvedere Company’s net assets, respectively.

(3)	Expenses allocated to the Fund from Belvedere Company represent:

	Nine Months Ended

	September 30, 2008	September 30, 2007

Expenses allocated from the Portfolio	$5,845,184	$7,592,257
Servicing fee	$1,936,737	$2,563,779
Operating expenses	$53,837	$63,736

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2008, December 31, 2007 and September 30, 2007 and its operations for the nine months ended September 30, 2008, for the year ended December 31, 2007 and for the nine months ended September 30, 2007 follows:

	September 30, 2008	December 31, 2007	September 30, 2007

Investments, at value	$14,911,645,619	$19,936,263,306	$21,089,856,678
Other assets	81,596,106	43,955,996	64,757,475

Total assets	$14,993,241,725	$19,980,219,302	$21,154,614,153

Collateral for securities loaned	$-	$107,661,941	$105,441,176
Management fee payable	5,647,567	7,154,208	7,336,097
Other liabilities	1,107,510	1,241,923	1,274,011

Total liabilities	$6,755,077	$116,058,072	$114,051,284

Net assets	$14,986,486,648	$19,864,161,230	$21,040,562,869

Total investment income	$281,291,094	$404,322,644	$308,715,231

Investment adviser fee	$55,972,772	$87,681,000	$65,949,169
Other expenses	2,311,913	3,023,904	2,258,631
Total expense reductions	(12)	(124)	(90)

Net expenses	$58,284,673	$90,704,780	$68,207,710

Net investment income	$223,006,421	$313,617,864	$240,507,521
Net realized gain (loss) from
investment transactions and foreign
currency transactions(1)	(196,580,189)	891,474,938	757,855,638
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	(3,267,144,360)	(239,534,188)	594,377,082

Net increase (decrease) in net assets
from operations	$(3,240,718,128)	$965,558,614	$1,592,740,241

(1)	Amounts include net realized gain from redemptions in-kind of $398,661,935, $624,934,809 and $504,368,842, respectively.

6 Investment in Real Estate Joint Ventures

At September 30, 2008 and December 31, 2007, Belcrest Realty Corporation (Belcrest Realty), a wholly owned subsidiary of Belcrest Capital, held investments in two real estate joint ventures (Real Estate Joint Ventures), Lafayette Real Estate LLC (Lafayette) and Allagash Property Trust (Allagash). Belcrest Realty held a majority economic interest of 69.9% and 69.8% in Lafayette and 80.4% and 80.8% in Allagash as of September 30, 2008 and December 31, 2007, respectively. Lafayette owns office buildings and Allagash owns industrial distribution properties. Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	September 30, 2008	December 31, 2007

Assets
Investment in real estate	$ 888,693,536	$866,252,279
Other assets	17,522,973	14,691,759

Total assets	$ 906,216,509	$880,944,038

Liabilities and Shareholders’ Equity
Mortgage notes payable(1)	$ 564,269,486	$564,835,599
Other liabilities	11,791,612	10,075,567

Total liabilities	$ 576,061,098	$574,911,166

Minority interest	$ 13,600,814	$16,245,688

Shareholders’ equity	$ 316,554,597	$289,787,184

Total liabilities and shareholders’ equity	$ 906,216,509	$880,944,038

(1)	The fair value of the mortgage notes payable is approximately $513,400,000 and $552,400,000 as of September 30, 2008 and December 31, 2007, respectively. The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. Management generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related rental property prior to the maturity date. The fair value of the mortgage notes is based on estimates using discounted cash flow analysis and current prevailing interest rates.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$ 20,431,485	$ 19,863,675	$ 60,110,484	$ 57,838,703
Expenses	14,150,812	13,978,700	41,971,995	38,611,295

Net investment income before unrealized
appreciation (depreciation)	$ 6,280,673	$ 5,884,975	$ 18,138,489	$ 19,227,408
Change in net unrealized appreciation
(depreciation)	20,014,068	3,801,612	16,517,650	38,990,973
Minority interest	(181,508)	(954,209)	1,715,915	(13,479,900)

Net investment income	$ 26,113,233	$ 8,732,378	$ 36,372,054	$ 44,738,481

7 Investment in Co-owned Property

In June 2008, Belcrest Realty purchased a 10.0% interest in a Co-owned Property through Bel Stamford I LLC (Bel Stamford I) (Note 4). The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a mortgage note secured by the real property. The mortgage note is generally without recourse to Belcrest Capital and Belcrest Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

8 Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on Belcrest Capital’s net asset value. Pursuant to the agreements,

Belcrest Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. Interest rate swap agreements at September 30, 2008 and December 31, 2007 are listed below.

	Notional			Initial		Unrealized Appreciation
	Amount			Optional	Final	(Depreciation) at
Effective	(000’s	Fixed	Floating	Termination	Termination	September 30,	December 31,
Date	omitted)	Rate	Rate	Date	Date	2008	2007

10/03(1)	$128,116	4.865%	LIBOR + 0.30%	7/04	6/10	$-	$ 414,668
10/03(2)	170,000	4.795%	LIBOR + 0.30%	9/04	6/10	-	646,165
10/03(2)	63,526	4.69%	LIBOR + 0.30%	2/05	6/10	-	310,608
10/03(2)	55,375	4.665%	LIBOR + 0.30%	3/05	6/10	-	281,970
10/03	80,965	4.145%	LIBOR + 0.30%	3/10	6/10	(407,823)	(6,537)
10/03	47,253	4.045%	LIBOR + 0.30%	-	6/10	(295,635)	42,184
2/04(2)	78,620	5.00%	LIBOR + 0.30%	8/04	6/10	-	167,057
6/08	130,000	3.990%	LIBOR + 0.30%	-	6/10	(691,984)	-
6/08	63,526	4.630%	LIBOR + 0.30%	12/08	6/10	39,440	-
8/08	78,620	4.745%	LIBOR + 0.30%	3/09	6/10	(26,624)	-
9/08	55,375	4.315%	LIBOR + 0.30%	12/08	6/10	192,291	-
6/10	3,870	6.29%	LIBOR + 0.30%	-	7/15	(244,486)	(206,041)

						$ (1,434,821)	$ 1,650,074

(1)	Interest rate swap agreement was sold to another investment fund advised by Boston Management for which a realized gain of $29,813 was recognized.
(2)	Interest rate swap agreement was terminated on an optional termination date.

9 Debt

Credit Facility – In June 2008, Belcrest Capital amended the credit arrangement with Dresdner Kleinwort Holdings I, Inc. to decrease the amount of the term loan by $36,000,000 to an aggregate principal amount of $498,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.30% per annum. As of September 30, 2008, outstanding borrowings under this credit arrangement totaled $498,000,000.

There were no changes to the terms of Belcrest Capital’s credit arrangement with Merrill Lynch Mortgage Capital, Inc. during the nine months ended September 30, 2008. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. As of September 30, 2008, outstanding borrowings under this credit arrangement totaled $11,000,000.

10 Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate investments primarily through its subsidiary, Belcrest Realty. Belcrest Realty invests directly and indirectly in Partnership Preference Units, Real Estate Joint Ventures (Note 6), an interest in Co-owned Property through its subsidiary, Bel Stamford I, and other real estate such as certain debt and common equity investments (for the period in which Belcrest Realty maintained an interest in the debt and common equity investments). The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units and net investment income from Real Estate Joint Ventures and Co-owned Property.

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

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Investment income
The Portfolio*	$6,738,563	$7,462,683	$20,146,574	$ 23,949,441
Real Estate	6,829,866	6,649,263	20,080,737	24,574,327
Unallocated	16,458	200,288	85,440	519,293

Total investment income	$13,584,887	$14,312,234	$40,312,751	$ 49,043,061

Net increase (decrease) in
net assets from operations
The Portfolio*	$(93,107,438)	$35,605,689	$ (324,956,745)	$ 170,391,041
Real Estate	6,361,942	(13,055,491)	(2,203,060)	3,759,025
Unallocated(1)	(620,268)	(648,430)	(2,098,097)	(2,825,148)

Net increase (decrease) in
net assets from operations	$(87,365,764)	$21,901,768	$ (329,257,902)	$ 171,324,918

	September 30,	December 31,
	2008	2007

Net assets
The Portfolio*	$1,466,285,742	$ 1,978,273,667
Real Estate	(162,778,644)	(148,542,689)
Unallocated(2)	(10,535,234)	(9,272,920)

Net assets	$1,292,971,864	$ 1,820,458,058

*	Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.

(1)	Unallocated amounts pertain to the overall operation of Belcrest Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Distribution and servicing fees	$462,694	$668,753	$1,537,694	$2,087,310
Interest expense on Credit Facility	$109,572	$73,513	$390,417	$949,186

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2008 and December 31, 2007, such borrowings totaled approximately $14,989,000. Unallocated assets include direct cash held by the Fund and the Fund’s investment in Cash Management. As of September 30, 2008 and December 31, 2007, such amounts totaled approximately $4,894,000 and $6,280,000, respectively.

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

MD&A for the Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007.

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

The Fund’s total return was -6.33% for the quarter ended September 30, 2008. This return reflects a decrease in the Fund’s net asset value per share from $112.47 to $105.34 during the period. The total return of the S&P 500 Index was -8.36% over the same period. Last year, the Fund had a total return of 1.20% for the quarter ended September 30, 2007. This return reflected an increase in the Fund’s net asset value per share from $137.77 to $139.42 during the period. The S&P 500 Index had a total return of 2.03% over the same period.

Performance of the Portfolio. Equity markets officially entered “bear” market territory during the third quarter of 2008 as a string of historic events unfolded on Wall Street. The housing and credit crisis unraveled as investors witnessed the U.S. government bailout of one of the world’s largest insurers and the two largest government-sponsored enterprises backstopping the U.S. mortgage market. At quarter end, the Dow Jones Industrial Average had posted its fourth consecutive quarter of negative returns, down 3.7%, while the broad-based S&P 500 Index declined 8.36% . During this period, the Portfolio’s total return was -5.82% . For comparison, during the third quarter of 2007, the Portfolio posted a total return of 1.72% .

Traditionally defensive areas of the market, such as health care and consumer staples, were the best performing sectors of the S&P 500 Index, while the energy, materials and utilities sectors were the worst. Market leading industries in the third quarter included: household durables; diversified financial services (notably big banks); food and staples retailing; and household products. In contrast, the metals and mining, independent power producers, thrifts and mortgage finance, and construction industries realized weaker quarterly returns. The value style outperformed the growth style up and down the capitalization spectrum and small-cap stocks continued to outperform their large-cap counterparts during the quarter. In

(1)	Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions (other than special distributions) reinvested. The Portfolio’s total return for the period reflects the total return of another fund that invests in the Portfolio, adjusted for non-Portfolio expenses of that fund. Performance is for the stated time period only and is not annualized; due to market volatility, current performance of the Fund and of the Portfolio may be lower or higher than the quoted return. The performance of the Fund and the Portfolio is compared to that of their benchmark, the S&P 500 Index. It is not possible to invest directly in an index.

addition, while the U.S. has been in the spotlight as a result of the credit crunch, it has fared better than many foreign markets, particularly those countries feeling the backlash of a broad-based retreat in hard commodity prices.

The Portfolio’s relatively stronger performance versus the S&P 500 Index during the quarter was driven by sector allocation and stock selection. The Portfolio benefited from its continued overweight of the stronger performing consumer staples and health care sectors, while deemphasizing the underperforming energy, materials and utilities sectors. The relatively stronger performance of the Portfolio’s holdings within the chemicals, energy equipment services and biotechnology industries was particularly helpful. In contrast, while the Portfolio benefited from an underweight of the ailing financials sector, overall stock selection in that sector by the Portfolio’s investment adviser, Boston Management and Research (Boston Management), was negative. Lastly, the Portfolio’s overweight of the industrials sector, which Boston Management has been actively deemphasizing, was a slight negative as holdings within the machinery, aerospace and defense industries underperformed the broader market.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of September 30, 2008, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Allagash Property Trust (Allagash) and Lafayette Real Estate LLC (Lafayette); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford I LLC (Bel Stamford I); and a portfolio of income-producing preferred equity interests in real estate operating partnerships that generally are affiliated with and controlled by real estate investment trusts (REITs) that are publicly traded (Partnership Preference Units). Allagash owns industrial distribution properties and Lafayette owns office buildings. Bel Stamford I owns an interest in an office building leased to a single tenant.

During the quarter ended September 30, 2007, Belcrest Realty sold certain of its Partnership Preference Units for approximately $101.3 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $0.7 million on the sales transactions.

During the quarter ended September 30, 2008, the Fund’s net investment income from real estate investments was approximately $6.8 million compared to approximately $6.6 million for the quarter ended September 30, 2007, an increase of $0.2 million or 3%. The increase was due to an increase in the net investment income of Lafayette and the acquisition of Bel Stamford I in the second quarter of 2008, partially offset by lower distributions from investments in Partnership Preference Units principally due to fewer Partnership Preference Units held on average during the quarter. During the quarter ended September 30, 2007, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units principally due to fewer Partnership Preference Units held on average during the quarter and the suspension of distribution payments by an issuer in the second half of 2006. This decrease was partially offset by the acquisition of Lafayette in December 2006.

The Fund’s investments in real properties achieved modest income returns during the quarter, benefiting from earnings in the expected range. Real property valuations increased on average during the period as improved real property performance offset the impact of a continued widening in capitalization rates and discount rates. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, which also caused a decrease in transactional activity. The fair values of Partnership Preference Units decreased during the quarter due to the continued widening of credit spreads. Similar to the general market for preferred and other fixed income securities, the Partnership Preference Units have experienced substantial declines in fair values as a result of the ongoing financial crisis.

Performance of Interest Rate Swap Agreements. For the quarter ended September 30, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $1.0 million, compared to approximately $7.3 million of net realized and unrealized losses for the quarter ended September 30, 2007. Net realized and unrealized losses on swap agreements for the quarter ended September 30, 2008 consisted of $1.8 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), offset by $0.8 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ended September 30, 2007, net realized and unrealized losses on swap agreements consisted of $8.9 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $1.6 million of periodic net payments received pursuant to outstanding swap agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ended September 30, 2008 was attributable to an increase in swap rates during the quarter. The negative contribution to Fund performance for the quarter ended September 30, 2007 from changes in swap agreement valuations was attributable to a decrease in swap rates during the quarter.

MD&A for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

Performance of the Fund. The Fund’s total return was -19.22% for the nine months ended September 30, 2008. This return reflects a decrease in the Fund’s net asset value per share from $132.81 to $105.34 and a distribution of $2.20 per share during the period. The S&P 500 Index had a total return of -19.27% over the same period. Last year, the Fund had a total return of 8.66% for the nine months ended September 30, 2007. This return reflected an increase in the Fund’s net asset value per share from $130.32 to $139.42 and a distribution of $2.02 per share during the period. The S&P 500 Index had a total return of 9.12% over the same period.

Performance of the Portfolio. The growing financial crisis and evidence of a global economic slowdown weighed heavily on the stock market in the first nine months of 2008. The credit and housing crisis reached peak levels as investors witnessed bank failures, bankruptcies and multi-billion dollar government bailouts. Governments and central banks across the globe took unprecedented measures to restore investor confidence and liquidity, instituting interest rate cuts and injecting billions of dollars into the financial system. Tempered economic and earnings expectations led to one positive - dissipating inflation concerns, as commodity prices corrected from the historic highs reached in the mid-summer. The commodity price retrenchment was also positive for the U.S. dollar, which strengthened relative to other major currencies. In the first nine months of the year, the blue-chip Dow Jones Industrial Average declined 18.2% while the tech-heavy NASDAQ Composite declined 25.2% . During this time, the Portfolio declined 17.09%, while the S&P 500 Index declined 19.27% .

Amid increased volatility, all ten economic sectors in the S&P 500 Index posted negative returns during the first nine months of the year. Traditionally defensive areas of the market, such as the health care and consumer staples sectors, were the best relative performers of the S&P 500 Index, while the telecommunication services, financials and information technology sectors were the worst. During the period, market leading industries included: food and staples retailing, road and rails, textile apparel and health care equipment and supplies. In contrast, the capital markets, independent power producers, thrifts and mortgage finance as well as the automobile industries realized weaker returns. The value style outperformed the growth style up and down the capitalization spectrum and small-cap stocks continued to outperform their large-cap counterparts year-to-date.

The Portfolio’s relatively stronger performance versus the S&P 500 Index during the period was driven by sector allocation and stock selection. The Portfolio benefited from its continued overweight of the stronger performing consumer staples and health care sectors, and its deemphasis of the underperforming telecommunication services, materials and utilities sectors. The Portfolio’s relatively stronger stock performance within the technology sector, particularly in the information technology services and computers and peripherals industries, was also helpful. Additionally, Portfolio investments within the textiles apparel and diversified consumer services, as well as energy equipment services were also helpful. In contrast, the Portfolio’s overweight of the industrials sector coupled with investment selection within the insurance and commercial bank industries negatively impacted overall results.

Performance of Real Estate Investments. During the nine months ended September 30, 2008, Belcrest Realty sold certain of its Partnership Preference Units and certain debt and common equity investments in two private real estate companies for approximately $58.6 million (including sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a loss of approximately $24.3 million on the sales transactions. During the nine months ended September 30, 2007, Belcrest Realty sold certain of its Partnership Preference Units totaling approximately $147.7 million (representing sales to real estate investment affiliates of other investment funds advised by Boston Management), recognizing a net loss of approximately $1.0 million on the sales transactions.

In June 2008, Belcrest Realty acquired Bel Stamford I from the real estate investment affiliate of another investment fund advised by Boston Management for a purchase price of approximately $7.2 million. The purchase was financed through the assumption of a mortgage note secured by the real property. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management.

During the nine months ended September 30, 2008, the Fund’s net investment income from real estate investments was approximately $19.7 million compared to approximately $24.6 million for the nine months ended September 30, 2007, a decrease of $4.9 million or 20%. The decrease was due to lower distributions from investments in Partnership Preference Units principally due to fewer Partnership Preference Units held on average during the period and decreases in the net investment income of the Real Estate Joint Ventures. During the nine months ended September 30, 2007, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units principally due to fewer Partnership Preference Units held on average during the period, partially offset by the addition of Lafayette in December 2006 and an increase in the net investment income of Allagash.

The fair value of the Fund’s real estate investments was approximately $333.8 million at September 30, 2008 compared to approximately $377.8 million at December 31, 2007, a net decrease of $44.0 million or 12%. This net decrease was principally due to fewer Partnership Preference Units held by Belcrest Realty at the end of the period and a net decline in the fair value of continuing investments in Partnership Preference Units held at the end of the period, partially offset by an increase in the fair value of Belcrest Realty’s investments in the Real Estate Joint Ventures and the acquisition of Bel Stamford I referenced above.

The Fund’s investments in real properties achieved modest income returns during the nine months ended September 30, 2008, benefiting from earnings in the expected range. Real property valuations increased on average during the period as improved real property performance offset the impact of a widening in capitalization rates and discount rates. These rates reflected the reduced availability of debt financing and uncertainty on the direction of valuations for institutional-grade real estate, which also caused a decrease in transactional activity. The fair values of Partnership Preference Units decreased from December 31, 2007 due to the continued widening of credit spreads. Similar to the general market for preferred and other fixed income securities, the Partnership Preference Units have experienced substantial declines in fair values as a result of the ongoing financial crisis.

Performance of Interest Rate Swap Agreements. For the nine months ended September 30, 2008, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $7.8 million, compared to net realized and unrealized losses of approximately $2.2 million for the nine months ended September 30, 2007. Net realized and unrealized losses on swap agreements for the nine months ended September 30, 2008 consisted of $4.7 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements) and $3.1 million of net unrealized losses due to changes in swap agreement valuations. For the nine months ended September 30, 2007, net realized and unrealized losses on swap agreements consisted of $6.8 million of net unrealized losses due to changes in swap agreement valuations, partially offset by $4.6 million of periodic net payments received pursuant to outstanding swap agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2008 was attributable to a decrease in swap rates during the period. The negative contribution to Fund performance from changes in swap agreement valuations for the nine months ended September 30, 2007 was attributable to a decrease in the remaining term of the swap agreements.

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

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) primarily to finance the Fund’s real estate investments and to satisfy the liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. In the future, the Fund may increase the size of the Credit Facility (subject to lender consent) and the amount of outstanding borrowings thereunder. As of September 30, 2008, the Fund had outstanding borrowings of $509.0 million and unused loan commitments of $32.0 million under the Credit Facility.

During the nine months ended September 30, 2008, the Fund amended the DKH credit arrangement to decrease the amount of borrowings by $36.0 million to an aggregate amount of outstanding borrowings of $498.0 million. Subsequent to September 30, 2008, the Fund decreased the amount of outstanding borrowings under the Credit Facility by $80.0 million to $429.0 million, including through an amendment to the DKH credit arrangement to decrease the amount of borrowings by $30.0 million to an aggregate amount of outstanding borrowings of $424.0 million. The Fund used cash proceeds from the redemption of shares of Belvedere Company to fund the pay down of the Credit Facility.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility and to mitigate in part the impact of interest rate changes on the Fund’s net asset value. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month London Interbank Offered Rate (LIBOR). Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation. As of September 30, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $1.4 million. As of December 31, 2007, the accumulated unrealized appreciation related to the interest rate swap agreements was approximately $1.7 million.

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

								Fair Value as
								of September
	2009	2010	2011	2012	2013	Thereafter	Total	30, 2008

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit
Facility		$509,000,000					$509,000,000	$509,000,000
Average interest rate		4.23%					4.23%

Rate sensitive derivative
financial instruments:

Pay fixed/receive
variable interest rate
swap agreements(1)		$455,739,000				$3,870,000	$459,609,000	$ (1,434,821)
Average pay rate		4.28%				6.29%	4.30%
Average receive rate		4.23%				4.23%	4.23%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

								Fair Value as
								of September
	2009	2010	2011	2012	2013	Thereafter	Total	30, 2008

Essex Portfolio, L.P.,
7.875% Series B
Cumulative
Redeemable Preferred
Units,
Callable 12/31/09,
Current Yield: 10.80%		$15,209,090					$15,209,090	$10,935,660

Liberty Property
Limited Partnership,
7.45% Series B
Cumulative
Redeemable Preferred
Units,
Callable 8/31/09,
Current Yield: 10.45%	$6,250,000						$6,250,000	$ 4,455,000

MHC Operating
Limited Partnership,
8.0625% Series D
Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 11.30%		$37,500,000					$37,500,000	$26,760,000

MHC Operating
Limited Partnership,
7.95% Series F
Cumulative
Redeemable Perpetual
Preference Units,
Callable 6/30/10,
Current Yield: 11.30%		$17,500,000					$17,500,000	$12,313,000

PSA Institutional
Partners, L.P., 6.4%
Series NN Cumulative
Redeemable Perpetual
Preferred Units,
Callable 3/17/10,
Current Yield: 10.15%		$35,000,000					$35,000,000	$22,064,000

Vornado Realty L.P.,
7% Series D-10
Cumulative
Redeemable Preferred
Units,
Callable 11/17/08,
Current Yield:10.35%(2) $9,908,498							$9,908,498	$ 8,115,120

* The amounts listed reflect the Fund’s positions as of September 30, 2008. The Fund’s current positions

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007, shares of the Fund may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares are eligible for redemption. During each month in the quarter ended September 30, 2008, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share
July 31, 2008	63,930.995	$110.91
August 31, 2008	187,619.437	$115.27
September 30, 2008	263,164.622	$109.49
Total	514,715.054	$110.89

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:
4.1(h)	Amendment No. 8 dated October 28, 2008 to the Loan and Security Agreement between Belcrest Capital
Fund LLC and Dresdner Kleinwort Holdings I, Inc.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 7, 2008.

BELCREST CAPITAL FUND LLC /s/ Andrew C. Frenette Andrew C. Frenette Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

4.1(h)	Amendment No. 8 dated October 28, 2008 to the Loan and Security Agreement between Belcrest Capital
Fund LLC and Dresdner Kleinwort Holdings I, Inc.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002