Form 10-Q
period 2009-06-30
BELCREST CAPITAL FUND LLC
filed 2009-08-10
CIK 1070495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended June 30, 2009
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Act

	For the transition period from __________	to _____________
Commission File Number 000-30509
Belcrest Capital Fund LLC
(Exact Name of Registrant as Specified in Its Charter)

	Massachusetts	04-3453080
	(State of Organization)	(I.R.S. Employer Identification No.)
Two International Place
	Boston, Massachusetts	02110
	(Address of Principal Executive Offices)	(Zip Code)
	Registrant’s Telephone Number, Including Area Code:	617-482-8260

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes No X

	Belcrest Capital Fund LLC
	Index to Form 10-Q
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	June 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations for the Three Months Ended
	June 30, 2009 and 2008 and for the Six Months Ended June 30, 2009 and 2008	4
	Condensed Consolidated Statements of Changes in Net Assets for the Six Months Ended
	June 30, 2009 and the Year Ended December 31, 2008	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2009 and 2008	7
	Financial Highlights for the Six Months Ended June 30, 2009 and the Year Ended
	December 31, 2008	9
	Notes to Condensed Consolidated Financial Statements as of June 30, 2009	10
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4.	Controls and Procedures.	29
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3.	Defaults Upon Senior Securities.	30
Item 4.	Submission of Matters to a Vote of Security Holders.	30
Item 5.	Other Information.	30
Item 6.	Exhibits.	30
SIGNATURES		32
EXHIBIT INDEX		33

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2009	December 31, 2008
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 687,366,177	$ 872,416,210
Investment in Partnership Preference Units	56,708,181	74,502,385
Investment in Real Estate Joint Ventures	82,643,997	183,246,169
Investment in Co-owned Property	2,856,803	4,581,534
Affiliated investment	2,684,669	698,542
Total investments, at value	$ 832,259,827	$ 1,135,444,840
Cash	1,234,210	1,761,897
Interest receivable from affiliated investment	34	1,171
Total assets	$ 833,494,071	$ 1,137,207,908

Liabilities:
Loan payable – Credit Facility	$ 222,200,000	$ 316,000,000
Payable for Fund shares redeemed	530,913	486,035
Special Distributions payable	-	1,066,441
Interest payable for open interest rate swap agreements	120,802	83,769
Open interest rate swap agreements, at value	6,128,384	9,509,218
Payable to affiliate for investment advisory and administrative fees	381,126	448,379
Payable to affiliate for servicing fee	61,499	73,715
Other accrued expenses:
Interest expense	43,710	48,918
Other expenses and liabilities	581,764	609,956
Total liabilities	$ 230,048,198	$ 328,326,431

Net assets	$ 603,445,873	$ 808,881,477

Shareholders’ capital	$ 603,445,873	$ 808,881,477

Shares outstanding (unlimited number of shares authorized)	9,491,641	10,826,294

Net asset value and redemption price per share	$ 63.58	$ 74.71

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $150,393, $316,672, $165,392
and $352,086, respectively)	$ 4,440,633	$ 9,669,155	$ 9,455,739	$ 18,512,704
Interest allocated from Belvedere Company	17,052	102,585	41,239	204,538
Security lending income allocated from
Belvedere Company, net	-	43,119	-	77,811
Expenses allocated from Belvedere Company	(1,078,131)	(2,654,356)	(2,243,663)	(5,387,042)
Net investment income allocated from Belvedere Company	$ 3,379,554	$ 7,160,503	$ 7,253,315	$ 13,408,011
Net investment income from Real Estate Joint Ventures	4,277,945	4,286,537	8,729,577	8,581,645
Distributions from Partnership Preference Units	1,901,230	2,075,391	3,416,621	4,278,625
Net investment income (loss) from Co-owned Property	136,541	(11,413)	275,269	(11,413)
Interest	10	402,238	253	403,688
Interest allocated from affiliated investment	4,972	30,817	9,556	78,132
Expenses allocated from affiliated investment	(4,411)	(5,350)	(7,710)	(10,824)
Total investment income	$ 9,695,841	$ 13,938,723	$ 19,676,881	$ 26,727,864

Expenses:
Investment advisory and administrative fees	$ 1,159,933	$ 1,877,169	$ 2,422,593	$ 3,789,064
Distribution and servicing fees	61,499	529,040	130,890	1,075,000
Interest expense on Credit Facility	420,332	3,960,671	958,466	9,361,505
Custodian and transfer agent fee	12,805	21,538	26,977	43,099
Miscellaneous	148,343	280,524	245,224	542,213
Total expenses	$ 1,802,912	$ 6,668,942	$ 3,784,150	$ 14,810,881
Deduct –
Reduction of investment advisory and administrative fees	-	397,088	-	805,940
Net expenses	$ 1,802,912	$ 6,271,854	$ 3,784,150	$ 14,004,941

Net investment income	$ 7,892,929	$ 7,666,869	$ 15,892,731	$ 12,722,923

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

		Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment transactions in Belvedere Company
(investments and foreign currency) (identified cost basis)(1)	$ (11,978,797)	$ 13,287,979	$ (61,957,933)	$ 15,084,127
Investment transactions in Partnership Preference Units
(identified cost basis)	(418,032)	(15,121,025)	(12,749,038)	(17,010,193)
Investment transactions in other real estate	-	(7,279,512)	-	(7,279,512)
Interest rate swap agreements(2)	(1,780,322)	(2,089,228)	(5,894,892)	(2,907,662)
Net realized loss	$ (14,177,151)	$ (11,201,786)	$ (80,601,863)	$ (12,113,240)

Change in unrealized appreciation (depreciation) –
Investment in Belvedere Company
(investments and foreign currency) (identified cost basis)	$ 98,338,504	$ (84,216,918)	$ 40,097,559	$ (259,667,358)
Investment in Partnership Preference Units
(identified cost basis)	8,376,177	23,081,528	17,756,661	14,653,945
Investment in Real Estate Joint Ventures	(62,802,441)	1,591,327	(102,004,076)	(843,669)
Investment in Co-owned Property	(830,000)	(1,133)	(2,000,000)	(1,133)
Investment in other real estate	-	7,279,512	-	7,279,512
Interest rate swap agreements	1,195,417	2,110,434	3,380,834	(3,923,118)
Net change in unrealized appreciation (depreciation)	$ 44,277,657	$ (50,155,250)	$ (42,769,022)	$ (242,501,821)

Net realized and unrealized gain (loss)	$ 30,100,506	$ (61,357,036)	$ (123,370,885)	$ (254,615,061)

Net increase (decrease) in net assets from operations	$ 37,993,435	$ (53,690,167)	$ (107,478,154)	$ (241,892,138)

(1)	Amounts include realized gain (loss) from redemptions in-kind of $(9,338,197), $15,423,362, $(16,300,875) and $22,147,500, respectively.
(2)	Amounts include net interest incurred in connection with interest rate swap agreements of $1,780,322, $2,089,228, $4,198,593 and $2,937,475, respectively (Note 7).

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 15,892,731	$ 28,406,365
Net realized loss from investment transactions, foreign
currency transactions and interest rate swap agreements	(80,601,863)	(57,972,820)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(42,769,022)	(666,744,381)
Net decrease in net assets from operations	$ (107,478,154)	$ (696,310,836)

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 4,083,889	$ 9,706,988
Net asset value of Fund shares redeemed	(88,773,207)	(293,939,716)
Net decrease in net assets from Fund share transactions	$ (84,689,318)	$ (284,232,728)

Distributions –
Distributions to Shareholders	$ (13,289,665)	$ (29,966,576)
Special Distributions	21,533	(1,066,441)
Total distributions	$ (13,268,132)	$ (31,033,017)

Net decrease in net assets	$ (205,435,604)	$ (1,011,576,581)

Net assets:
At beginning of period	$ 808,881,477	$ 1,820,458,058
At end of period	$ 603,445,873	$ 808,881,477

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
Increase (Decrease) in Cash:	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities –
Net decrease in net assets from operations	$ (107,478,154)	$ (241,892,138)
Adjustments to reconcile net decrease in net assets from
operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(7,253,315)	(13,408,011)
Net investment income from Real Estate Joint Ventures	(8,729,577)	(8,581,645)
Payments from Real Estate Joint Ventures	7,327,673	5,368,605
Net investment (income) loss from Co-owned Property	(275,269)	11,413
(Increase) decrease in affiliated investment and interest receivable from affiliated investment	(1,984,990)	2,015,662
Decrease in interest receivable for open interest rate swap agreements	-	21,380
Decrease in other assets	-	219,562
Decrease in payable to affiliate for investment advisory and administrative fees	(67,253)	(53,017)
Decrease in payable to affiliate for servicing fee	(12,216)	(60,665)
Increase in interest payable for open interest rate swap agreements	37,033	120,483
Decrease in accrued interest and other accrued expenses and liabilities	(33,400)	(147,065)
Increases in Partnership Preference Units	(1,776)	(13,374)
Proceeds from sales of Partnership Preference Units	22,803,603	58,376,113
Decreases in investment in Belvedere Company	82,100,000	12,000,000
Purchase of investment in Co-owned Property	-	(7,232,372)
Proceeds from sale of interest rate swap agreement	-	51,166
Payment for termination of interest rate swap agreement	(1,696,299)	-
Net interest incurred on interest rate swap agreements	(4,198,593)	(2,937,475)
Net realized loss from investment transactions, foreign currency
transactions and interest rate swap agreements	80,601,863	12,113,240
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	42,769,022	242,501,821
Net cash flows provided by operating activities	$ 103,908,352	$ 58,473,683

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ -	$ 6,000,000
Repayments of Credit Facility	(93,800,000)	(43,000,000)
Payments for Fund shares redeemed	(385,355)	(1,475,503)
Distributions paid to Shareholders	(9,205,776)	(20,259,588)
Payment of Special Distributions	(1,044,908)	-
Net cash flows used in financing activities	$ (104,436,039)	$ (58,735,091)

Net decrease in cash	$ (527,687)	$ (261,408)

Cash at beginning of period	$ 1,761,897	$ 2,068,332
Cash at end of period	$ 1,234,210	$ 1,806,924

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Six Months Ended
	June 30, 2009	June 30, 2008
Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 963,674	$ 9,519,045
Interest paid on interest rate swap agreements, net	$ 4,161,560	$ 2,795,612
Reinvestment of distributions paid to Shareholders	$ 4,083,889	$ 9,706,988
Market value of securities distributed in payment of redemptions	$ 88,342,974	$ 116,577,749
Swap interest receivable sold in conjunction with
the sale of the interest rate swap agreement	$ -	$ 21,353

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Net asset value – Beginning of period	$ 74.710	$ 132.810

Income (loss) from operations
Net investment income(1)	$ 1.559	$ 2.239
Net realized and unrealized loss	(11.461)	(58.055)
Total loss from operations	$ (9.902)	$ (55.816)
Distributions
Distributions to Shareholders	$ (1.230)	$ (2.200)
Special Distributions	0.002	(0.084)
Total distributions	$ (1.228)	$ (2.284)
Net asset value – End of period	$ 63.580	$ 74.710
Total Return(2)	(13.36)% (3)	(42.72)%
Ratios as a percentage of average net assets
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	1.54% (8)	1.30%
Interest and other borrowing costs(4)(6)	0.29% (8)	1.15%
Total expenses	1.83% (8)	2.45%
Net investment income(6)	4.83% (8)	2.06%
Ratios as a percentage of average gross assets(7)
Investment advisory and administrative fees, distribution and
servicing fees and other operating expenses(4)(5)	0.76% (8)	0.78%
Interest and other borrowing costs(4)(6)	0.14% (8)	0.70%
Total expenses	0.90% (8)	1.48%

Net investment income(6)	2.37% (8)	1.24%
Supplemental Data
Net assets, end of period (000’s omitted)	$ 603,446	$ 808,881
Portfolio turnover of Tax-Managed Growth Portfolio(9)	2% (3)	1%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested (except for Special Distributions).
(3)	Not annualized.
(4)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).
(5)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio (the Portfolio).
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments.
(8)	Annualized.
(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of the Portfolio including in-kind contributions and distributions was 2% and 3% for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of June 30, 2009

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

2 Investment and Other Valuations

The Fund invests in shares of Belvedere Capital Fund Company LLC (Belvedere Company). The Fund also invests in real estate investments through a controlled subsidiary, Belcrest Realty Corporation (Belcrest Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units), real estate joint ventures (Real Estate Joint Ventures) and a tenancy-in-common interest in real property (Co-owned Property). Real Estate Joint Ventures and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in short-term debt securities and Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management and Research (Boston Management), a subsidiary of Eaton Vance Management (Eaton Vance). Belvedere Company’s only investment is an interest in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act), the value of which is derived from a proportional interest therein. Valuation of securities by the Portfolio is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included in the Fund’s Annual Report on Form 10-K dated February 27, 2009. Additionally, Belcrest Capital has entered into interest rate swap agreements (Note 7). Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

Market prices for the Fund’s investments in Partnership Preference Units and Subsidiary Real Estate Investments are not readily available. Such investments are stated in the Fund’s condensed consolidated financial statements at fair value which represents the amount at which Boston Management, as manager of Belcrest Realty, believes the investment could be sold in a current transaction between market participants under current market conditions in an orderly manner that is not a forced liquidation or distressed sale. In valuing these investments, Boston Management considers relevant factors, data and information.

Valuations of the Fund’s Partnership Preference Units and Subsidiary Real Estate Investments are inherently uncertain because they involve the use of assumptions and estimates. If the assumptions and estimates used in the valuations were to change, it could materially impact the fair value of the Fund’s holdings of Partnership Preference Units and Subsidiary Real Estate Investments.

The fair value of property held by the Fund’s Subsidiary Real Estate Investments is based on appraisals provided by independent, licensed appraisers (Appraisers) and valuations, if applicable, prepared by Boston Management.

The appraisals of properties are conducted by Appraisers on an at least annual basis. Appraisals of properties may be conducted more frequently than once a year if Boston Management determines that significant changes in economic circumstances that may materially impact estimated fair values have occurred since the most recent appraisal. Each appraisal is conducted in accordance with the Uniform Standards of Professional Appraisal Practices (as well as other relevant standards). Boston Management reviews the appraisal of each property and generally relies on the assumptions and estimates made by the Appraiser when determining fair value.

In deriving the fair value of a property, an Appraiser considers numerous factors, including the expected future cash flows from the property, recent sale prices for similar properties and, if applicable, the replacement cost of the property, in order to derive an indication of the amount that a prudent, informed purchaser-investor would pay for the property.

For those properties not appraised by Appraisers in a given quarter, Boston Management will review the current values of such properties and, if Boston Management believes it is warranted based on the appraisals of appraised properties or for other reasons, Boston Management may prepare a valuation of such properties considering results of operations, distributions, and significant changes in economic circumstances, recent independent appraisals of similar properties and/or other relevant facts or circumstances. In determining valuations, Boston Management follows a process consistent with the practice of Appraisers, as described above. Valuations may occur more frequently than quarterly if it is determined by Boston Management that the current property valuation has changed materially since the most recent appraisal or valuation.

Boston Management determines the fair value of the Fund’s equity interest in a Real Estate Joint Venture based on an estimate of the allocation of equity interests between Belcrest Realty and the principal minority investor of the Real Estate Joint Venture (the Operating Partner). This allocation is generally calculated by a third party specialist, using current valuations of the properties owned by the Real Estate Joint Venture. The specialist uses a financial model that considers (i) the terms of the joint venture agreement relating to allocation of distributable cash flow, (ii) the expected duration of the joint venture, and (iii) the projected property values and cash flows from the properties based on estimates used in the property valuations. The estimated allocation of equity interests between Belcrest Realty and the Operating Partner of a Real Estate Joint Venture is prepared quarterly and reviewed by Boston Management. Interim allocations of equity interests may be conducted more frequently than quarterly if Boston Management determines that significant changes in economic circumstances that may materially impact the allocation of equity interests have occurred since the most recent allocation. If the estimate of the allocation of equity interests in the Real Estate Joint Venture were to change (for example, because the estimate of property values or projected cash flows of the Real Estate Joint Venture changed), it may materially impact the fair value of the Fund’s equity interest in the Real Estate Joint Venture.

Boston Management determines the fair value of the Fund’s interest in Co-owned Property by applying the Fund’s ownership interest to the fair value of the property.

Mortgage note payables, which are generally without recourse to Belcrest Capital and Belcrest Realty, are generally stated at the amount payable.  A mortgage note payable may be adjusted to the fair value of the real property securing the mortgage note if the fair value of the real property is less than the outstanding principal balance.

The fair value of the Partnership Preference Units is based on analysis and calculations performed at least monthly by a third party service provider. The service provider calculates an estimated price and yield (before accrued distributions) for each issue of Partnership Preference Units based on descriptions of such issue provided by Boston Management and certain publicly available information including, but not limited to, the trading prices of publicly issued debt and/or preferred stock instruments of the same or similar issuers, which may be adjusted to reflect the illiquidity and other structural characteristics of the Partnership Preference Units (such as call provisions). Daily valuations of Partnership Preference Units are determined by adjusting prices from the service provider to account for accrued distributions under the terms of the Partnership Preference Units. If changes in relevant markets, events that materially affect an issuer or other events that have a significant effect on the price or yield of Partnership Preference Units occur, relevant prices or yields may be adjusted to take such occurrences into account. Boston Management reviews the analysis and calculations performed by the service provider. Boston Management generally relies on the assumptions and estimates made by the service provider when determining the fair value of the Partnership Preference Units.

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

Changes in the fair value of the Fund’s investments are recorded as unrealized appreciation or depreciation in the condensed consolidated statements of operations.

3 Fair Value Measurements

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below.

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

The Fund’s investments in Belvedere Company and Cash Management are classified as Level 1 within the fair value hierarchy. Interest rate swap agreements are classified as Level 2 within the fair value hierarchy, while the Fund’s real estate investments are classified as Level 3 within the fair value hierarchy. The Fund’s assets classified as Level 3 as of June 30, 2009 and December 31, 2008 represent 17.1% and 23.1% of the Fund’s total assets, respectively.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of June 30, 2009 and December 31, 2008.

		Fair Value Measurements at June 30, 2009
Description	June 30, 2009	Level 1	Level 2	Level 3
Assets
Investment in Belvedere
Company	$ 687,366,177	$ 687,366,177	$ -	$ -
Partnership Preference Units	56,708,181	-	-	56,708,181
Real Estate Joint Ventures	82,643,997	-	-	82,643,997
Co-owned Property	2,856,803	-	-	2,856,803
Affiliated Investment	2,684,669	2,684,669	-	-
Total	$ 832,259,827	$ 690,050,846	$ -	$ 142,208,981

Liabilities
Interest Rate Swap Agreements	$ 6,128,384	$ -	$ 6,128,384	$ -
Total	$ 6,128,384	$ -	$ 6,128,384	$ -

		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Level 1	Level 2	Level 3
Assets
Investment in Belvedere
Company	$ 872,416,210	$ 872,416,210	$ -	$ -
Partnership Preference Units	74,502,385	-	-	74,502,385
Real Estate Joint Ventures	183,246,169	-	-	183,246,169
Co-owned Property	4,581,534	-	-	4,581,534
Affiliated Investment	698,542	-	698,542	-
Total	$ 1,135,444,840	$ 872,416,210	$ 698,542	$ 262,330,088

Liabilities
Interest Rate Swap Agreements	$ 9,509,218	$ -	$ 9,509,218	$ -
Total	$ 9,509,218	$ -	$ 9,509,218	$ -

The following tables present the changes in the Level 3 fair value category for the three months and six months ended June 30, 2009 and 2008.

	Level 3 Fair Value Measurements for the
	Three Months Ended June 30, 2009
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of March 31, 2009	$ 48,572,364	$ 144,440,854	$ 3,550,262	$ 196,563,480
Net realized loss	(418,032)	-	-	(418,032)
Net change in unrealized appreciation
(depreciation)	8,376,177	(62,802,441)	(830,000)	(55,256,264)
Net purchases	177,672	-	-	177,672
Net investment income(1)	-	4,277,945	136,541	4,414,486
Other(2)	-	(3,272,361)	-	(3,272,361)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of June 30, 2009	$ 56,708,181	$ 82,643,997	$ 2,856,803	$ 142,208,981

Net change in unrealized appreciation
(depreciation) from investments still
held at June 30, 2009	$ 8,309,952	$ (62,802,441)	$ (830,000)	$ (55,322,489)

                                                                                                          14

	Level 3 Fair Value Measurements for the
		Three Months Ended June 30, 2008
	Partnership
	Preference	Real Estate	Co-owned	Other Real
	Units	Joint Ventures	Property	Estate	Total
Beginning balance as of
March 31, 2008	$ 138,092,885	$ 220,678,851	$ -	$ 0	$ 358,771,736
Net realized loss	(15,121,025)	-	-	(7,279,512)	(22,400,537)
Net change in unrealized
appreciation
(depreciation)	23,081,528	1,591,327	(1,133)	7,279,512	31,951,234
Net purchases (sales)	(50,168,847)	-	7,232,372	-	(42,936,475)
Net investment income
(loss)(1)	-	4,286,537	(11,413)	-	4,275,124
Other(2)	-	(3,023,623)	-	-	(3,023,623)
Net transfers in and/or out
of Level 3	-	-	-	-	-
Ending balance as of
June 30, 2008	$ 95,884,541	$ 223,533,092	$ 7,219,826	$ -	$ 326,637,459

Net change in unrealized
appreciation
(depreciation) from
investments still held at
June 30, 2008	$ (4,066,985)	$ 1,591,327	$ (1,133)	$ -	$ (2,476,791)

	Level 3 Fair Value Measurements for the
	Six Months Ended June 30, 2009
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of
December 31, 2008	$ 74,502,385	$ 183,246,169	$ 4,581,534	$ 262,330,088
Net realized loss	(12,749,038)	-	-	(12,749,038)
Net change in unrealized appreciation
(depreciation)	17,756,661	(102,004,076)	(2,000,000)	(86,247,415)
Net sales	(22,801,827)	-	-	(22,801,827)
Net investment income(1)	-	8,729,577	275,269	9,004,846
Other(2)	-	(7,327,673)	-	(7,327,673)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of June 30, 2009	$ 56,708,181	$ 82,643,997	$ 2,856,803	$ 142,208,981

Net change in unrealized appreciation
(depreciation) from investments still
held at June 30, 2009	$ 4,459,512	$ (102,004,076)	$ (2,000,000)	$ (99,544,564)

                                                                                                         15

	Level 3 Fair Value Measurements for the
		Six Months Ended June 30, 2008
	Partnership
	Preference	Real Estate	Co-owned	Other Real
	Units	Joint Ventures	Property	Estate	Total
Beginning balance as of
December 31, 2007	$ 156,603,528	$ 221,163,721	$ -	$ 0	$ 377,767,249
Net realized loss	(17,010,193)	-	-	(7,279,512)	(24,289,705)
Net change in unrealized
appreciation
(depreciation)	14,653,945	(843,669)	(1,133)	7,279,512	21,088,655
Net purchases (sales)	(58,362,739)	-	7,232,372	-	(51,130,367)
Net investment income
(loss)(1)	-	8,581,645	(11,413)	-	8,570,232
Other(2)	-	(5,368,605)	-	-	(5,368,605)
Net transfers in and/or out
of Level 3	-	-	-	-	-
Ending balance as of
June 30, 2008	$ 95,884,541	$ 223,533,092	$ 7,219,826	$ -	$ 326,637,459

Net change in unrealized
appreciation
(depreciation) from
investments still held at
June 30, 2008	$ (14,044,464)	$ (843,669)	$ (1,133)	$ -	$ (14,889,266)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents distributions of earnings recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the six months ended June 30, 2009 and 2008.

Six Months Ended
Investment Transactions	June 30, 2009	June 30, 2008
Decreases in investment in Belvedere Company	$ 170,442,974	$ 128,577,749
Increases in Partnership Preference Units	$ 1,776	$ 13,374
Decreases in Partnership Preference Units(1)	$ 22,803,603	$ 58,376,113
Decreases in investment in Real Estate Joint Ventures	$ 7,327,673	$ 5,368,605
Increase in investment in Co-owned Property(2)	$ -	$ 7,232,372

(1)	Decreases in Partnership Preference Units for the six months ended June 30, 2008 include Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management of $14,639,815 for which a net realized loss of $3,035,775 was recognized.
(2)	Increase in investment in Co-owned Property for the six months ended June 30, 2008 represents the purchase of Co- owned Property from the real estate investment affiliate of another investment fund advised by Boston Management.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the six months ended June 30, 2009 and 2008, including allocations of income, expenses and net realized and unrealized gains (losses).

Six Months Ended
	June 30, 2009	June 30, 2008
Belvedere Company’s interest in the Portfolio(1)	$ 6,326,489,008	$ 12,268,571,519
The Fund’s investment in Belvedere Company(2)	$ 687,366,177	$ 1,620,004,900
Income allocated to Belvedere Company from the Portfolio	$ 86,032,598	$ 142,610,284
Income allocated to the Fund from Belvedere Company	$ 9,496,978	$ 18,795,053
Expenses allocated to Belvedere Company from the Portfolio	$ 15,361,088	$ 30,122,584
Expenses allocated to the Fund from Belvedere Company(3)	$ 2,243,663	$ 5,387,042
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to Belvedere Company from
the Portfolio	$ (566,277,763)	$ 111,674,245
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to the Fund from Belvedere
Company	$ (61,957,933)	$ 15,084,127
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to Belvedere
Company from the Portfolio	$ 391,848,248	$ (1,939,010,976)
Net change in unrealized appreciation (depreciation) of
investments and foreign currency allocated to the Fund from
Belvedere Company	$ 40,097,559	$ (259,667,358)

(1)	As of June 30, 2009 and 2008, the value of Belvedere Company’s interest in the Portfolio represents 71.6% and 74.7% of the Portfolio’s net assets, respectively.
(2)	As of June 30, 2009 and 2008, the Fund’s investment in Belvedere Company represents 10.9% and 13.2% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

Six Months Ended
	June 30, 2009	June 30, 2008
Expenses allocated from the Portfolio	$ 1,695,026	$ 4,021,315
Servicing fee	$ 528,970	$ 1,334,153
Operating expenses	$ 19,667	$ 31,574

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2009, December 31, 2008 and June 30, 2008 and its operations for the six months ended June 30, 2009, for the year ended December 31, 2008 and for the six months ended June 30, 2008 follows:

	June 30, 2009	December 31, 2008	June 30, 2008
Investments, at value	$ 8,798,281,112	$ 10,576,594,398	$ 16,391,787,869
Other assets	46,177,099	30,405,755	45,837,011
Total assets	$ 8,844,458,211	$ 10,607,000,153	$ 16,437,624,880
Collateral for securities loaned	$ -	$ -	$ 4,129,505
Investment adviser fee payable	3,367,917	3,828,744	6,190,336
Other liabilities	418,975	428,353	908,763
Total liabilities	$ 3,786,892	$ 4,257,097	$ 11,228,604
Net assets	$ 8,840,671,319	$ 10,602,743,056	$ 16,426,396,276
Total investment income	$ 118,415,469	$ 362,173,770	$ 191,038,971
Investment adviser fee	$ 19,920,922	$ 68,300,344	$ 38,607,464
Other expenses	907,932	2,713,783	1,502,820
Total expense reductions	-	(16)	(12)
Net expenses	$ 20,828,854	$ 71,014,111	$ 40,110,272
Net investment income	$ 97,586,615	$ 291,159,659	$ 150,928,699
Net realized gain (loss) from
investment transactions and foreign
currency transactions(1)	(581,145,577)	(57,601,117)	209,786,445
Net change in unrealized
appreciation (depreciation) of
investments and foreign currency	385,653,299	(6,326,916,620)	(2,664,606,945)
Net decrease in net assets from
operations	$ (97,905,663)	$ (6,093,358,078)	$ (2,303,891,801)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $(94,639,592), $440,338,417 and $263,604,207, respectively.

6 Investment in Real Estate Joint Ventures

At June 30, 2009 and December 31, 2008, Belcrest Realty held investments in two Real Estate Joint Ventures, Lafayette Real Estate LLC (Lafayette) and Allagash Property Trust (Allagash). Belcrest Realty held a majority economic interest of 69.0% and 69.9% in Lafayette and 83.5% and 80.6% in Allagash as of June 30, 2009 and December 31, 2008, respectively. Lafayette owns office properties and Allagash owns industrial distribution properties. Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	June 30, 2009	December 31, 2008
Assets
Investment in real estate	$ 670,345,292	$810,946,172
Other assets	16,195,509	16,632,243
Total assets	$ 686,540,801	$827,578,415
Liabilities and Shareholders’ Equity
Mortgage notes payable, at face(1)	$ 563,673,362	$564,076,546
Other liabilities	10,830,973	11,441,135
Total liabilities	$ 574,504,335	$575,517,681
Minority interest	$ 995,167	$9,887,682
Shareholders’ equity	$ 111,041,299	$242,173,052
Total liabilities and shareholders’ equity	$ 686,540,801	$827,578,415

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. The Real Estate Joint Ventures generally have no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$ 20,004,199	$19,776,802	$40,412,844	$39,678,999
Expenses	13,989,012	13,866,416	28,366,648	27,821,183
Net investment income before unrealized
appreciation (depreciation)	$ 6,015,187	$5,910,386	$12,046,196	$11,857,816
Change in net unrealized appreciation
(depreciation)	(80,919,454)	(741,472)	(143,293,995)	(3,496,418)
Minority interest	4,004,835	2,241,563	8,358,842	1,897,423
Net investment income (loss)	$ (70,899,432)	$7,410,477	$(122,888,957)	$10,258,821

7 Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility (Note 8). Pursuant to the agreements, Belcrest Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The risks of interest rate swap agreements include changes in market conditions that will affect the value of the agreement or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. Belcrest Capital’s maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that the amount is positive. The following table summarizes Belcrest Capital’s interest rate swap agreements.

Derivatives Not Designated as Hedging	Liability Derivatives
Instruments under SFAS No. 133	At June 30, 2009	At December 31, 2008
Notional amount(1)(2)	$ 214,835,000	$ 302,088,000
Weighted average fixed interest rate	4.09%	4.17%
Floating rate	LIBOR + 0.30%	LIBOR + 0.30%
Initial optional termination dates	3/2010	3/2009 – 3/2010
Final termination dates	6/2010 – 7/2015	6/2010 – 7/2015
Fair value	$ (6,128,384)	$ (9,509,218)

(1)	During the six months ended June 30, 2009, certain interest rate swap agreements were terminated for which a loss of $1,696,299 was realized.
(2)	Certain interest rate swap agreements with aggregate notional amounts of $80,965,000 and $120,965,000 have initial optional termination dates as of June 30, 2009 and December 31, 2008, respectively.

8 Debt

Credit Facility — Belcrest Capital has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (Merrill Lynch) (collectively, the Credit Facility). The Credit Facility expires on June 25, 2010.

Obligations under the Credit Facility are without recourse to shareholders. Belcrest Capital is required under the Credit Facility to maintain at all times a specified asset coverage ratio. The rights of the lender to receive payments of interest on and repayments of principal of borrowings are senior to the rights of shareholders. Under the terms of the Credit Facility, Belcrest Capital is not permitted to make distributions of cash or securities while there is outstanding any event of default under the Credit Facility. During such periods, Belcrest Capital would not be able to honor redemption requests or make cash distributions. The Credit Facility is secured by a pledge of Belcrest Capital’s assets, excluding the Fund’s Real Estate Joint Ventures and Co-owned Property.

The credit arrangement with DKH is a term loan facility that accrues interest at a rate of one-month LIBOR plus 0.30% per annum. During the six months ended June 30, 2009, Belcrest Capital made repayments to decrease the term loan with DKH by an aggregate amount of $93,800,000.

The credit arrangement with Merrill Lynch is a revolving loan facility. In February 2009, Belcrest Capital amended its credit arrangement with Merrill Lynch to increase the amount of the revolving loan facility by $40,000,000 to an aggregate amount available for borrowing of $83,000,000. Borrowings under this credit arrangement accrue interest at a rate of one-month LIBOR plus 0.38% per annum. At June 30, 2009, there are no borrowings outstanding pursuant to this arrangement. A commitment fee of 0.10% per annum is paid on the unused commitment amount and is included in Credit Facility interest expense in the accompanying condensed consolidated financial statements.

The following table summarizes Belcrest Capital’s Credit Facility. The fair value of the Credit Facility approximates its carrying value.

	At June 30, 2009	At December 31, 2008
Total amount available under the Credit Facility	$ 305,200,000	$ 359,000,000
DKH borrowings outstanding	$ 222,200,000	$ 316,000,000
Merrill Lynch borrowings outstanding	$ -	$ -

Borrowings under the Credit Facility have been used to purchase the Fund’s interests in real estate investments, to pay selling commissions and organizational expenses and to provide for the liquidity needs of the Fund. Additional borrowings under the Credit Facility may be made in the future for these purposes.

Average Borrowings and Average Interest Rate — During the six months ended June 30, 2009, the average balance of borrowings under the Credit Facility was approximately $248,200,000 with a weighted average interest rate of 0.77%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Investment income
The Portfolio*	$ 3,379,554	$ 7,160,503	$ 7,253,315	$ 13,408,011
Real Estate	6,315,716	6,752,529	12,421,467	13,250,871
Unallocated	571	25,691	2,099	68,982
Total investment income	$ 9,695,841	$ 13,938,723	$ 19,676,881	$ 26,727,864

Net increase (decrease) in
net assets from operations
The Portfolio*	$ 89,505,411	$ (64,100,946)	$ (15,089,410)	$ (231,849,307)
Real Estate	(51,340,029)	11,134,674	(92,029,628)	(8,565,002)
Unallocated(1)	(171,947)	(723,895)	(359,116)	(1,477,829)
Net increase (decrease) in
net assets from operations	$ 37,993,435	$ (53,690,167)	$ (107,478,154)	$ (241,892,138)

	June 30, 2009	December 31, 2008
Net assets
The Portfolio*	$ 686,756,480	$ 870,757,329
Real Estate	(71,993,689)	(49,070,564)
Unallocated(2)	(11,316,918)	(12,805,288)
Net assets	$ 603,445,873	$ 808,881,477

*	Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated amounts pertain to the overall operation of Belcrest Capital and do not pertain to either segment. Included in this amount are primarily distribution and servicing fees and unallocated Credit Facility interest expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Distribution and servicing fees	$ 61,499	$ 529,040	$ 130,890	$ 1,075,000
Interest expense on Credit Facility	$ 29,424	$ 118,820	$ 67,093	$ 280,845

(2)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2009 and December 31, 2008, such borrowings totaled approximately $14,989,000. Unallocated assets include direct cash held by the Fund and the Fund’s investment in Cash Management.
As of June 30, 2009 and December 31, 2008, such amounts totaled approximately $3,919,000 and $2,462,000, respectively.

10 Review for Subsequent Events

In connection with the preparation of the condensed consolidated financial statements of the Fund, subsequent events and transactions through August 10, 2009, the date the financial statements were issued, have been evaluated by the Fund’s management for possible adjustment and/or disclosure. Management has not identified any subsequent events requiring financial statement disclosure as of the date these financial statements were issued.

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

MD&A for the Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008. (1)

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

The Fund’s total return was 6.09% for the quarter ended June 30, 2009. This return reflects an increase in the Fund’s net asset value per share from $59.93 to $63.58 during the period. The total return of the S&P 500 Index was 15.91% over the same period. Last year, the Fund had a total return of -3.73% for the quarter ended June 30, 2008. This return reflected a decrease in the Fund’s net asset value per share from $116.83 to $112.47 during the period. The S&P 500 Index had a total return of -2.72% over the same period.

Performance of the Portfolio. The second quarter of 2009 was a healing period for equity markets, which finished with their best quarterly performance in years. After six consecutive quarters of negative returns, stocks generated strong double-digit returns during the quarter ended June 30, 2009 and extended the rally that began in early March. Investors became more comfortable with riskier assets, encouraged by less negative economic developments and improvements in many parts of the credit markets — the epicenter of the financial crisis. Many large banks and financial institutions were able to access the capital markets and did so to raise cash and strengthen their balance sheets. Emerging markets and commodity prices rose rapidly on the hopes of a global economic recovery. Crude oil prices posted their biggest quarterly percentage gain since 1990. In addition, the federal government demonstrated a clear commitment to repair the domestic economy and financial system with a wide variety of government-sponsored programs.

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. For the quarter ended June 30, 2009, the Portfolio had a total return of 14.26% lagging its benchmark the S&P 500 Index which had a total return of 15.91%. The Portfolio underperformed its benchmark due to differences in stock selection versus the S&P 500 Index. For comparison, the total return of the Portfolio in the second quarter of 2008 was -3.48%.

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

All ten of the economic sectors within the S&P 500 Index registered positive returns, with seven producing double-digit gains. The financials, information technology, industrials and consumer discretionary sectors posted the largest gains, while telecommunications, health care and consumer staples sectors lagged all other sectors. Market leading industries for the quarter included automobiles and auto components, consumer finance, commercial banks, as well as independent power producers. In contrast, the biotechnology, pharmaceuticals, food and staples retailing, and diversified telecommunication services industries realized weaker returns during the period. On average during the quarter, small-capitalization stocks outperformed large-capitalization stocks and growth-style investments generally performed in line with value-style investments.

During the quarter ended June 30, 2009, the Portfolio remained overweight in the health care, industrials, consumer staples and consumer discretionary sectors, while continuing to underweight the materials, telecommunications and utilities sectors. The Portfolio benefited from its investments in the energy, telecommunication and utilities sectors. Stock selection in the energy sector added to results as the Portfolio’s investment in a diversified basket of integrated oil as well as oil and gas producers positively impacted performance. Below-benchmark weightings in the underperforming telecommunication services and utilities sectors also aided relative performance.

In contrast, stock selection in the financials sector detracted most from relative results. Several companies in precarious financial situations rallied off their historic lows during the quarter, leaving behind many of the stronger franchises held by the Portfolio. Additionally, the defensive nature of the Portfolio’s consumer staples positions created a drag on performance as investors rotated to riskier consumer cyclical stocks.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of June 30, 2009, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Allagash Property Trust (Allagash) and Lafayette Real Estate LLC (Lafayette); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford I LLC (Bel Stamford I); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs). Allagash owns industrial distribution properties and Lafayette owns office properties. Bel Stamford I owns an interest in an office property leased to a single tenant.

During the quarter ended June 30, 2009, the Fund’s net investment income from real estate investments was approximately $6.3 million compared to approximately $6.4 million for the quarter ended June 30, 2008, a decrease of $0.1 million or 2%. The decrease was due to lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the quarter, partially offset by the acquisition of Bel Stamford I in June 2008. During the quarter ended June 30, 2008, the Fund’s net investment income from real estate investments decreased due both to lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the quarter and to decreases in net investment income from Real Estate Joint Ventures.

The Fund’s real estate investments produced negative returns during the quarter, with decreases in real property investment values and other factors more than offsetting the net investment income generated during the period. Valuations of the real property investments decreased during the period due to further widening of capitalization rates and discount rates as well as weakening in other market metrics. The increases in capitalization rates and discount rates reflect the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic conditions, have kept transactional activity at levels significantly below that of recent years and caused continued downward pressure on the valuations of real property investments. The fair value of Partnership Preference Units increased during the quarter due to the tightening of credit spreads, as the general market for preferreds and other fixed income securities improved during the period.

Performance of Interest Rate Swap Agreements. For the quarter ended June 30, 2009, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.6 million, compared to the quarter ended June 30, 2008 in which net realized losses primarily offset unrealized gains. Net realized and unrealized losses on swap agreements for the quarter ended June 30, 2009 consisted of $1.8 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $1.2 million of net unrealized gains due to changes in swap agreement valuations. For the quarter ended June 30, 2008, net realized and unrealized gains on swap agreements consisted of $2.1 million of net unrealized gains due to changes in swap agreement valuations, offset by $2.1 million of periodic net payments made pursuant to outstanding swap agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ended June 30, 2009 was attributable to an increase in swap rates during the quarter and a decrease in the remaining term of the agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the quarter ended June 30, 2008 was attributable to an increase in swap rates during the quarter and a net decrease in the outstanding notional balance.

MD&A for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

Performance of the Fund. The Fund’s total return was -13.36% for the six months ended June 30, 2009. This return reflects a decrease in the Fund’s net asset value per share from $74.71 to $63.58 and a distribution of $1.23 per share during the period. The S&P 500 Index had a total return of 3.19% over the same period. Last year, the Fund had a total return of -13.76% for the six months ended June 30, 2008. This return reflected a decrease in the Fund’s net asset value per share from $132.81 to $112.47 and a distribution of $2.20 per share during the period. The S&P 500 Index had a total return of -11.90% over the same period.

Performance of the Portfolio. In some ways, the six-month period ending June 30, 2009, was a healing period for equity markets. After a dismal January and February, stocks rallied sharply as investors became more comfortable with riskier assets, encouraged by less negative economic developments and the improvements in many parts of the credit markets —the epicenter of the financial crisis. Many large banks and financial institutions were able to access the capital markets and did so to raise cash and strengthen their balance sheets. In addition, the federal government demonstrated a clear commitment to repair the domestic economy and financial system with a wide variety of government-sponsored programs.

For the six months ended June 30, 2009, the Portfolio had a total return of 1.25% trailing its benchmark the S&P 500 Index which had a total return of 3.19%. The Portfolio underperformed its benchmark due to differences in sector allocation and stock selection versus the S&P 500 Index. For comparison, the total return of the Portfolio for the six months ended June 30, 2008 was -2.72%.

Only four of the ten economic sectors within the S&P 500 Index registered positive returns. The information technology, materials, consumer discretionary and health care sectors posted gains, while the industrials, telecommunications and financials sectors produced the weakest results. Market leading industries for the period included automobiles, internet software and services, wireless telecommunication services, as well as life sciences tools and services. In contrast, the airlines, commercial banks and construction materials industries realized losses during the period. On average during the period, mid-capitalization stocks outperformed large- and small-capitalization stocks and growth-style investments generally outperformed value-style investments.

During the six months ended June 30, 2009, the Portfolio remained overweight in the health care, industrials, consumer staples and consumer discretionary sectors, while continuing to underweight the technology, materials, energy, telecommunications and utilities sectors. The Portfolio benefited from its investments in the energy, telecommunication and utilities sectors. Stock selection in the energy sector lifted returns as the Portfolio’s investment in exploration and production stocks registered gains. The Portfolio’s de-emphasis of the lagging telecommunication services and utilities sectors also helped relative performance.

In contrast, stock selection in the information technology, financials and health care sectors detracted most from relative results. Weakness among computers and peripherals and information technology services positions negatively impacted returns in technology. Within health care, a combination of an overweight position and investment selections in pharmaceuticals negatively impacted overall results. Lastly, the Portfolio’s above-benchmark weighting in an underperforming insurance company was a drag on overall performance.

Performance of Real Estate Investments. During the six months ended June 30, 2009, Belcrest Realty sold certain of its Partnership Preference Units for approximately $22.8 million (representing a sale to the issuer of such Partnership Preference Units), recognizing a loss of approximately $12.7 million on the sale transaction. During the six months ended June 30, 2008, Belcrest Realty sold certain of its Partnership Preference Units and certain debt and common equity investments in two private real estate companies for approximately $58.4 million (including sales to real estate investment affiliates of other investment funds advised by Boston Management and Research), recognizing a loss of approximately $24.3 million on the sales transactions.

During the six months ended June 30, 2009, the Fund’s net investment income from real estate investments was approximately $12.4 million compared to approximately $12.8 million for the six months ended June 30, 2008, a decrease of $0.4 million or 3%. The decrease was due to lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the period, partially offset by the acquisition of Bel Stamford I in June 2008. During the six months ended June 30, 2008, the Fund’s net investment income from real estate investments decreased due to fewer average holdings of Partnership Preference Units during the period and decreases in net investment income from Real Estate Joint Ventures.

The fair value of the Fund’s real estate investments was approximately $142.2 million at June 30, 2009 compared to approximately $262.3 million at December 31, 2008, a net decrease of $120.1 million or 46%. This net decrease was principally due to decreases in the fair value of Belcrest Realty’s investments in the Real Estate Joint Ventures, fewer Partnership Preference Units held by Belcrest Realty at the end of the period, and a decrease in the fair value of Bel Stamford I, partially offset by a net increase in the fair value of continuing investments in Partnership Preference Units.

The Fund’s real estate investments produced negative returns during the period, with decreases in real property investment values and other factors more than offsetting the net investment income generated during the period. Valuations of the real property investments decreased during the period due to further widening of capitalization rates and discount rates as well as weakening in other market metrics. The increases in capitalization rates and discount rates reflect the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic conditions, have kept transactional activity at levels significantly below that of recent years and caused continued downward pressure on the valuations of real property investments. The fair value of Partnership Preference Units increased during the period due to the tightening of credit spreads, as the general market for preferreds and other fixed income securities improved during the period.

Performance of Interest Rate Swap Agreements. For the six months ended June 30, 2009, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $2.5 million, compared to net realized and unrealized losses of approximately $6.8 million for the six months ended June 30, 2008. Net realized and unrealized losses on swap agreements for the six months ended June 30, 2009 consisted of $4.2 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements) and $1.7 million of net realized losses due to the early termination of a certain swap agreement, partially offset by $3.4 million of net unrealized gains consisting of approximately $1.7 million of net unrealized gains resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the early termination of a certain swap agreement referenced above and approximately $1.7 million due to changes in swap agreement valuations. For the six months ended June 30, 2008, net realized and unrealized losses on swap agreements consisted of $3.9 million of net unrealized losses due to changes in swap agreement valuations and $2.9 million of periodic net payments made pursuant to outstanding swap agreements. The positive contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2009 was attributable to an increase in swap rates during the period and a decrease in the remaining term of the agreements. The negative contribution to Fund performance from changes in swap agreement valuations for the six months ended June 30, 2008 was attributable to a decrease in swap rates during the period, partially offset by a net decrease in the outstanding notional balance.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into credit arrangements with Dresdner Kleinwort Holdings I, Inc. (DKH) and Merrill Lynch Mortgage Capital, Inc. (MLMC) (collectively, the Credit Facility) to finance its real estate investments and to pay selling commissions and the Fund’s organizational expenses, as well as to provide for any ongoing liquidity needs of the Fund. The Fund will continue to use the Credit Facility for such purposes in the future. Any increase in the size of the Credit Facility will be subject to lender consent and may result in changes to the terms of the Credit Facility including the interest rates and fees paid thereunder. The Credit Facility matures on June 25, 2010.

During the six months ended June 30, 2009, the Fund made repayments to decrease the DKH credit arrangement by $93.8 million to an aggregate amount of outstanding borrowings of $222.2 million as of June 30, 2009. The Fund primarily used cash proceeds from the redemption of shares of Belvedere Company and the sale of certain Partnership Preference Units to fund the paydown of the DKH credit arrangement.

During the six months ended June 30, 2009, the Fund amended the MLMC credit arrangement to increase the loan commitment by $40.0 million to an aggregate amount available for borrowing of $83.0 million.

As of June 30, 2009, the Fund had outstanding borrowings of $222.2 million and unused loan commitments of $83.0 million under the Credit Facility.

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a substantial portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation in the unaudited condensed consolidated statements of operations. As of June 30, 2009, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $6.1 million. As of December 31, 2008, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $9.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed rate mortgage notes secured by the real property of the Real Estate Joint Ventures and Co-owned Property. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on one-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a substantial portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

								Fair Value as
								of June 30,
	2010	2011	2012	2013	2014	Thereafter	Total	2009

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit
Facility	$222,200,000						$222,200,000	$222,200,000

Average interest rate	0.61%						0.61%

Rate sensitive derivative
financial instruments:

Pay fixed/receive
variable interest rate
swap agreements(1)	$210,965,000					$3,870,000	$214,835,000	$ (6,128,384)

Average pay rate	4.05%					6.29%	4.09%

Average receive rate	0.61%					0.61%	0.61%

Rate sensitive
investments:

Fixed-rate Partnership
Preference Units:

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 11.44%	$15,209,090						$15,209,090	$ 10,329,660

Liberty Property
Limited Partnership,
7.45% Series B
Cumulative Redeemable
Preferred Units,
Callable 8/31/09,
Current Yield: 11.10%	$6,250,000						$6,250,000	$ 4,195,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 12.90%	$37,500,000						$37,500,000	$23,445,000

                                                                                                              28

								Fair Value as
								of June 30,
	2010	2011	2012	2013	2014	Thereafter	Total	2009

MHC Operating Limited
Partnership, 7.95%
Series F Cumulative
Redeemable Perpetual
Preference Units,
Callable 6/30/10,
Current Yield: 12.90%	$17,500,000						$17,500,000	$ 10,787,000

Vornado Realty L.P., 7%
Series D-10 Cumulative
Redeemable Preferred
Units,
Callable 11/17/08,
Current Yield: 10.56%(2)	$9,045,011						$9,045,011	$ 7,951,521

*	The amounts listed reflect the Fund’s positions as of June 30, 2009. The Fund’s current positions may differ.
(1)	The interest rate swap agreement with a notional amount of $3,870,000 has an effective date of June 25, 2010.
(2)	Belcrest Realty’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption. During each month in the quarter ended June 30, 2009, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ended	Redeemed(1)	Per Share
April 30, 2009	299,282.055	$63.62
May 31, 2009	101,142.687	$64.66
June 30, 2009	284,036.062	$67.05
Total	684,460.804	$65.57

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 10, 2009.

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

                                                                                             33