Form 10-Q
period 2010-09-30
BELCREST CAPITAL FUND LLC
filed 2010-11-05
CIK 1070495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)
For the quarterly period ended September 30, 2010
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Act
For the transition period from _____ to ____
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes __     No X

	Belcrest Capital Fund LLC
	Index to Form 10-Q
PART I. FINANCIAL INFORMATION		Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of
	September 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the Three Months
	Ended September 30, 2010 and 2009 and for the Nine Months Ended September 30, 2010
	and 2009	4
	Condensed Consolidated Statements of Changes in Net Assets for the Nine Months
	Ended September 30, 2010 and the Year Ended December 31, 2009	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2010 and 2009	7

	Financial Highlights for the Nine Months Ended September 30, 2010 and the
	Year Ended December 31, 2009	9
	Notes to Condensed Consolidated Financial Statements as of September 30, 2010	10
Item2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations (MD&A).	22
Item3.	Quantitative and Qualitative Disclosures About Market Risk.	26
Item4.	Controls and Procedures.	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factors.	29
Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item3.	Defaults Upon Senior Securities.	29
Item 4.	(Removed and Reserved).	29
Item5.	Other Information.	29
Item 6.	Exhibits.	30
SIGNATURES		31
EXHIBIT INDEX		32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2010	December 31, 2009
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 629,010,569	$ 705,444,925
Investment in Partnership Preference Units	74,061,620	69,274,637
Investment in Real Estate Joint Ventures	82,329,821	72,575,344
Investment in Co-owned Property	2,075,306	2,335,863
Affiliated investment	2,622,493	1,338,012
Total investments, at value	$ 790,099,809	$ 850,968,781
Cash	1,227,205	1,212,932
Interest receivable from affiliated investment	517	-
Other assets	339,135	567,345
Total assets	$ 791,666,666	$ 852,749,058

Liabilities:
Loan payable – Credit Facility	$ 189,000,000	$ 194,500,000
Payable for Fund shares redeemed	1,770,695	568,252
Interest payable for open interest rate swap agreements	2,466	61,852
Open interest rate swap agreements, at value	857,855	3,241,582
Payable to affiliate for investment advisory and administrative fees	367,310	367,161
Payable to affiliate for servicing fee	58,544	56,209
Other accrued expenses:
Interest expense	138,072	70,764
Other expenses and liabilities	600,503	1,206,007
Total liabilities	$ 192,795,445	$ 200,071,827

Net assets	$ 598,871,221	$ 652,677,231

Shareholders’ capital	$ 598,871,221	$ 652,677,231

Shares outstanding (unlimited number of shares authorized)	6,985,324	8,125,199

Net asset value and redemption price per share	$ 85.73	$ 80.33

                                                         See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $4,870, $13,987, $147,609
and $179,379, respectively)	$ 2,847,183	$ 3,585,816	$ 9,386,063	$ 13,041,555
Interest allocated from Belvedere Company	2,336	6,473	6,784	47,712
Expenses allocated from Belvedere Company	(973,856)	(1,140,124)	(3,115,367)	(3,383,787)
Net investment income allocated from Belvedere Company	$ 1,875,663	$ 2,452,165	$ 6,277,480	$ 9,705,480
Net investment income allocated from Real Estate Joint Ventures	4,751,769	4,159,187	13,484,358	12,888,764
Distributions from Partnership Preference Units	1,515,391	1,515,391	4,546,172	4,932,012
Net investment income allocated from Co-owned Property	145,969	136,633	439,443	411,902
Interest	-	3	240	256
Interest allocated from affiliated investments	1,667	2,585	4,193	12,141
Expenses allocated from affiliated investments	(32)	(2,585)	(648)	(10,295)
Total investment income	$ 8,290,427	$ 8,263,379	$ 24,751,238	$ 27,940,260

Expenses:
Investment advisory and administrative fees	$ 1,098,208	$ 1,109,728	$ 3,297,059	$ 3,532,321
Servicing fee	58,544	50,458	174,141	181,348
Interest expense on Credit Facility	1,181,938	349,324	2,868,328	1,307,790
Custodian and transfer agent fee	4,244	16,327	33,808	43,304
Miscellaneous	198,219	151,773	444,945	396,997
Total expenses	$ 2,541,153	$ 1,677,610	$ 6,818,281	$ 5,461,760
Deduct –
Reduction of custodian and transfer agent fee	$ 23	$ -	$ 40	$ -
Net expenses	$ 2,541,130	$ 1,677,610	$ 6,818,241	$ 5,461,760

Net investment income	$ 5,749,297	$ 6,585,769	$ 17,932,997	$ 22,478,500

                                                              See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investments and foreign currency transactions allocated from
Belvedere Company (identified cost basis)(1)	$ 1,684,569	$ (5,061,744)	$ 2,224,758	$ (67,019,677)
Investment transactions in Partnership Preference Units
(identified cost basis)	39,394	(4,454)	78,821	(12,753,492)
Investment transactions in Real Estate Joint Ventures	-	(2,052,470)	-	(2,052,470)
Investment transactions allocated from affiliated investments	33	-	307	-
Interest rate swap agreements(2)	(56,202)	(1,868,318)	(2,838,142)	(7,763,210)
Net realized gain (loss)	$ 1,667,794	$ (8,986,986)	$ (534,256)	$ (89,588,849)

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated
from Belvedere Company (identified cost basis)	$ 64,588,534	$ 104,534,290	$ 9,559,531	$ 144,631,849
Investment in Partnership Preference Units
(identified cost basis)	4,299,017	8,421,857	5,319,569	26,178,518
Investment in Real Estate Joint Ventures	2,982,088	(7,349,471)	7,841,902	(109,353,547)
Investment in Co-owned Property	-	-	(700,000)	(2,000,000)
Interest rate swap agreements	(92,701)	1,084,509	2,383,727	4,465,343
Net change in unrealized appreciation (depreciation)	$ 71,776,938	$ 106,691,185	$ 24,404,729	$ 63,922,163

Net realized and unrealized gain (loss)	$ 73,444,732	$ 97,704,199	$ 23,870,473	$ (25,666,686)

Net increase (decrease) in net assets from operations	$ 79,194,029	$ 104,289,968	$ 41,803,470	$ (3,188,186)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $1,752,303, $(4,651,240), $2,317,144 and $(20,952,115), respectively.
(2)	Amounts include net interest incurred in connection with periodic settlement of interest rate swap agreements of $56,202, $1,868,318, $2,838,142 and $6,066,911, respectively (Note 8).

                                                                See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 17,932,997	$ 29,876,124
Net realized loss from investment transactions, foreign
currency transactions and interest rate swap agreements	(534,256)	(83,700,939)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	24,404,729	97,581,241
Net increase in net assets from operations	$ 41,803,470	$ 43,756,426

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 600,452	$ 4,083,889
Net asset value of Fund shares redeemed	(94,202,843)	(190,776,429)
Net decrease in net assets from Fund share transactions	$ (93,602,391)	$ (186,692,540)

Distributions –
Distributions to Shareholders	$ (2,007,089)	$ (13,268,132)
Total distributions	$ (2,007,089)	$ (13,268,132)

Net decrease in net assets	$ (53,806,010)	$ (156,204,246)

Net assets:
At beginning of period	$ 652,677,231	$ 808,881,477
At end of period	$ 598,871,221	$ 652,677,231

                                                                  See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
Increase (Decrease) in Cash:	September 30, 2010	September 30, 2009
Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ 41,803,470	$ (3,188,186)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(6,277,480)	(9,705,480)
Net investment income allocated from Real Estate Joint Ventures	(13,484,358)	(12,888,764)
Payments from Real Estate Joint Ventures	11,571,783	10,746,027
Net investment income allocated from Co-owned Property	(439,443)	(411,902)
Payment to Co-owned Property	-	(64)
Amortization of deferred loan costs - Credit Facility	232,210	-
Increase in other assets	(4,000)	-
Increase in affiliated investment and interest receivable from affiliated investment	(1,284,691)	(992,120)
Increase (decrease) in interest payable for open interest rate swap agreements	(59,386)	39,406
Increase (decrease) in payable to affiliate for investment advisory and administrative fees	149	(75,996)
Increase (decrease) in payable to affiliate for servicing fee	2,335	(23,257)
Increase in accrued interest and other accrued expenses and liabilities	36,804	57,021
Increases in Partnership Preference Units	(2,681)	(6,249)
Proceeds from sales of Partnership Preference Units	614,088	23,014,548
Decreases in investment in Belvedere Company	1,500,000	82,100,000
Payment for termination of interest rate swap agreement	-	(1,696,299)
Net interest incurred on interest rate swap agreements	(2,838,142)	(6,066,911)
Net realized loss from investment transactions, foreign currency
transactions and interest rate swap agreements	534,256	89,588,849
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(24,404,729)	(63,922,163)
Net cash flows provided by operating activities	$ 7,500,185	$ 106,568,460

Cash Flows From Financing Activities –
Proceeds from Credit Facility (Note 9)	$ 193,000,000	$ -
Repayments of Credit Facility (Note 9)	(198,500,000)	(97,500,000)
Payment for deferred loan costs - Credit Facility	(575,000)	-
Payments for Fund shares redeemed	(4,275)	(560,132)
Distributions paid to Shareholders	(1,406,637)	(9,205,776)
Payment of Special Distributions	-	(1,044,908)
Net cash flows used in financing activities	$ (7,485,912)	$ (108,310,816)

Net increase (decrease) in cash	$ 14,273	$ (1,742,356)

Cash at beginning of period	$ 1,212,932	$ 1,761,897
Cash at end of period	$ 1,227,205	$ 19,541

                                                   See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

Nine Months Ended
	September 30, 2010	September 30, 2009
Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 2,568,810	$ 1,294,623
Interest paid on interest rate swap agreements, net	$ 2,897,528	$ 6,027,505
Reinvestment of distributions paid to Shareholders	$ 600,452	$ 4,083,889
Market value of securities distributed in payment of redemptions	$ 92,996,125	$ 118,624,013

                                                   See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
Net asset value – Beginning of period	$ 80.330	$ 74.710
Income (loss) from operations
Net investment income(1)	$ 2.383	$ 3.134
Net realized and unrealized gain	3.267	3.716
Total income from operations	$ 5.650	$ 6.850
Distributions
Distributions to Shareholders	$ (0.250)	$ (1.230)
Total distributions	$ (0.250)	$ (1.230)
Net asset value – End of period	$ 85.730	$ 80.330

Total Return(2)	7.03% (3)	9.51%
Ratios as a percentage of average net assets
Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	1.56% (8)	1.52%
Interest and other borrowing costs(4)(6)	0.63% (8)	0.25%
Total expenses	2.19% (8)	1.77%

Net investment income(6)	3.95% (8)	4.53%

Ratios as a percentage of average gross assets(7)
Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	0.77% (8)	0.77%
Interest and other borrowing costs(4)(6)	0.31% (8)	0.12%
Total expenses	1.08% (8)	0.89%

Net investment income(6)	1.95% (8)	2.26%
Supplemental Data
Net assets, end of period (000’s omitted)	$ 598,871	$ 652,677
Portfolio turnover of Tax-Managed Growth Portfolio(9)	0% (3)(10)	2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.
(3)	Not annualized.
(4)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).
(5)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio (the Portfolio).
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments.
(8)	Annualized.
(9)	Excludes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The portfolio turnover rate of the Portfolio including in-kind contributions and distributions was 1% and 3% for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.
(10)	Amounts to less than 1%.

                                                     See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of September 30, 2010
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

3 Investment and Other Valuations

The Fund invests in shares of Belvedere Capital Fund Company LLC (Belvedere Company). Belvedere Company’s only investment is an interest in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act), the value of which is derived from a proportional interest therein. Valuation of the Portfolio’s securities is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included in the Fund’s Annual Report on Form 10-K dated March 1, 2010. The Fund also invests in real estate investments through a controlled subsidiary, Belcrest Realty Corporation (Belcrest Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), investments in real estate joint ventures (Real Estate Joint Ventures) and a tenancy-in-common interest in real property (Co-owned Property). The Real Estate Joint Ventures and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund). Prior to February 2010, the Fund invested cash in Cash Management Portfolio (Cash Management). Cash Reserves Fund and Cash Management are affiliated investment companies managed by Eaton Vance Management (Eaton Vance) and Boston Management and Research (Boston Management), respectively. Boston Management is a subsidiary of Eaton Vance which is wholly owned by Eaton Vance Corp., a Maryland corporation and publicly-held holding company. Additionally, Belcrest Capital has interest rate swap agreements (Note 8). Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

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

Cash Reserves Fund and Cash Management generally value their investment securities utilizing the amortized cost valuation technique in accordance with Rule 2a-7 under the 1940 Act. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Reserves Fund and Cash Management may value their investment securities based on available market quotations provided by a third party pricing service.

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

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions about the inputs market participants would use in valuing the investment. Investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable. The Fund’s assets classified as Level 3 as of September 30, 2010 and December 31, 2009 represent 20.0% and 16.9%, respectively, of the Fund’s total assets.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of September 30, 2010 and December 31, 2009.

	Fair Value Measurements at September 30, 2010
Description	Total	Level 1	Level 2	Level 3
Assets
Investment in Belvedere Company(1)	$ 629,010,569	$ -	$ 629,010,569	$ -
Partnership Preference Units	74,061,620	-	-	74,061,620
Real Estate Joint Ventures	82,329,821	-	-	82,329,821
Co-owned Property	2,075,306	-	-	2,075,306
Affiliated Investment	2,622,493	-	2,622,493	-
Total	$ 790,099,809	$ -	$ 631,633,062	$ 158,466,747

Liabilities
Interest Rate Swap Agreements	$ 857,855	$ -	$ 857,855	$ -

(1)	Belvedere Company’s only investment is an interest in the Portfolio, a management investment company registered under the 1940 Act that invests primarily in a diversified portfolio of equity securities. Belvedere Company’s investment in the Portfolio is classified as Level 1. However, because the Fund invests in the Portfolio through Belvedere Company, which is not registered under the 1940 Act, the Fund’s investment in Belvedere Company is classified as Level 2. The Fund’s investment in Belvedere Company is redeemable on a daily basis at its net asset value subject to certain restrictions of the Belvedere Company operating agreement. The fair value of the Fund’s investment in Belvedere Company is the Fund’s pro rata share of the net asset value of Belvedere Company. The transfer of the Fund’s investment in Belvedere Company from Level 1 to Level 2 for the nine months ended September 30, 2010 takes into consideration these items along with accounting guidance regarding fair value measurements.

	Fair Value Measurements at December 31, 2009
Description	Total	Level 1	Level 2	Level 3
Assets
Investment in Belvedere Company	$ 705,444,925	$ 705,444,925	$ -	$ -
Partnership Preference Units	69,274,637	-	-	69,274,637
Real Estate Joint Ventures	72,575,344	-	-	72,575,344
Co-owned Property	2,335,863	-	-	2,335,863
Affiliated Investment	1,338,012	1,338,012	-	-
Total	$ 850,968,781	$ 706,782,937	$ -	$ 144,185,844

Liabilities
Interest Rate Swap Agreements	$ 3,241,582	$ -	$ 3,241,582	$ -

The following tables present the changes in the Level 3 fair value category for the three months and nine months ended September 30, 2010 and 2009.

	Level 3 Fair Value Measurements for the
	Three Months Ended September 30, 2010
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of
June 30, 2010	$ 69,931,461	$ 78,786,057	$ 1,929,337	$ 150,646,855
Net realized gain	39,394	-	-	39,394
Net change in unrealized
appreciation (depreciation)	4,299,017	2,982,088	-	7,281,105
Net sales	(208,252)	-	-	(208,252)
Net investment income(1)	-	4,751,769	145,969	4,897,738
Other(2)	-	(4,190,093)	-	(4,190,093)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of
September 30, 2010	$ 74,061,620	$ 82,329,821	$ 2,075,306	$ 158,466,747

Net change in unrealized
appreciation (depreciation) from
investments still held at
September 30, 2010	$ 4,311,093	$ 2,982,088	$ -	$ 7,293,181

                                                                                              14

	Level 3 Fair Value Measurements for the
	Three Months Ended September 30, 2009
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of
June 30, 2009	$ 56,708,181	$ 82,643,997	$ 2,856,803	$ 142,208,981
Net realized loss	(4,454)	(2,052,470)	-	(2,056,924)
Net change in unrealized
appreciation (depreciation)	8,421,857	(7,349,471)	-	1,072,386
Net sales	(206,472)	-	-	(206,472)
Net investment income(1)	-	4,159,187	136,633	4,295,820
Other(2)	-	(3,418,354)	64	(3,418,290)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of
September 30, 2009	$ 64,919,112	$ 73,982,889	$ 2,993,500	$ 141,895,501

Net change in unrealized
appreciation (depreciation) from
investments still held at
September 30, 2009	$ 8,362,944	$ (7,349,471)	$ -	$ 1,013,473

	Level 3 Fair Value Measurements for the
	Nine Months Ended September 30, 2010
	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total
Beginning balance as of
December 31, 2009	$ 69,274,637	$ 72,575,344	$ 2,335,863	$ 144,185,844
Net realized gain	78,821	-	-	78,821
Net change in unrealized
appreciation (depreciation)	5,319,569	7,841,902	(700,000)	12,461,471
Net sales	(611,407)	-	-	(611,407)
Net investment income(1)	-	13,484,358	439,443	13,923,801
Other(2)	-	(11,571,783)	-	(11,571,783)
Net transfers in and/or out of Level 3	-	-	-	-
Ending balance as of
September 30, 2010	$ 74,061,620	$ 82,329,821	$ 2,075,306	$ 158,466,747

Net change in unrealized
appreciation (depreciation) from
investments still held at
September 30, 2010	$ 5,358,019	$ 7,841,902	$ (700,000)	$ 12,499,921

                                                                                                       15

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

5 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the nine months ended September 30, 2010 and 2009.

Nine Months Ended
Investment Transactions	September 30, 2010	September 30, 2009
Decreases in investment in Belvedere Company	$ 94,496,125	$ 200,724,013
Increases in Partnership Preference Units	$ 2,681	$ 6,249
Decreases in Partnership Preference Units	$ 614,088	$ 23,014,548
Decreases in investment in Real Estate Joint Ventures	$ 11,571,783	$ 10,746,027
Increase in investment in Co-owned Property	$ —	$ 64

                                                                                                16

6 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the nine months ended September 30, 2010 and 2009, including allocations of income, expenses and net realized and unrealized gains (losses).

Nine Months Ended
	September 30, 2010	September 30, 2009
Belvedere Company’s interest in the Portfolio(1)	$ 6,084,957,656	$ 6,969,738,135
The Fund’s investment in Belvedere Company(2)	$ 629,010,569	$ 759,009,849
Income allocated to Belvedere Company from the Portfolio	$ 89,983,176	$ 119,191,297
Income allocated to the Fund from Belvedere Company	$ 9,392,847	$ 13,089,267
Expenses allocated to Belvedere Company from the Portfolio	$ 22,544,245	$ 23,309,691
Expenses allocated to the Fund from Belvedere Company(3)	$ 3,115,367	$ 3,383,787
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to Belvedere Company from the
Portfolio	$ 21,677,988	$ (613,047,387)
Net realized gain (loss) from investment transactions and foreign currency transactions allocated to the Fund from Belvedere
Company	$ 2,224,758	$ (67,019,677)
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the
Portfolio	$ 83,174,366	$ 1,353,996,783
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere
Company	$ 9,559,531	$ 144,631,849

(1)	As of September 30, 2010 and 2009, the value of Belvedere Company’s interest in the Portfolio represents 70.7% and 71.6% of the Portfolio’s net assets, respectively.
(2)	As of September 30, 2010 and 2009, the Fund’s investment in Belvedere Company represents 10.3% and 10.9% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

Nine Months Ended
	September 30, 2010	September 30, 2009
Expenses allocated from the Portfolio	$ 2,355,830	$ 2,556,952
Servicing fee	$ 738,533	$ 803,926
Operating expenses	$ 21,004	$ 22,909

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2010, December 31, 2009 and September 30, 2009 and its operations for the nine months ended September 30, 2010, for the year ended December 31, 2009 and for the nine months ended September 30, 2009 follows:

	September 30, 2010	December 31, 2009	September 30, 2009
Investments, at value	$ 8,590,228,547	$ 9,444,013,841	$ 9,696,916,976
Other assets	19,771,124	39,398,248	37,507,550
Total assets	$ 8,609,999,671	$ 9,483,412,089	$ 9,734,424,526
Investment adviser fee payable	$ 3,225,447	$ 3,590,334	$ 3,627,244
Other liabilities	823,014	342,491	562,405
Total liabilities	$ 4,048,461	$ 3,932,825	$ 4,189,649
Net assets	$ 8,605,951,210	$ 9,479,479,264	$ 9,730,234,877

                                                                                               17

	September 30, 2010	December 31, 2009	September 30, 2009
Total investment income	$ 127,311,275	$ 214,172,161	$ 164,585,289
Investment adviser fee	$ 30,484,908	$ 41,375,335	$ 30,463,783
Other expenses	1,403,430	1,745,255	1,371,614
Total expenses	$ 31,888,338	$ 43,120,590	$ 31,835,397
Net investment income	$ 95,422,937	$ 171,051,571	$ 132,749,892
Net realized gain (loss) from investment
transactions and foreign currency
transactions(1)	127,063,746	(446,364,875)	(612,084,266)
Net change in unrealized appreciation
(depreciation) of investments and
foreign currency	20,025,003	2,039,540,383	1,694,388,985
Net increase in net assets from
operations	$ 242,511,686	$ 1,764,227,079	$ 1,215,054,611

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $127,939,695, $(67,236,452) and $(122,641,253), respectively.

7 Investment in Real Estate Joint Ventures

At September 30, 2010 and December 31, 2009, Belcrest Realty held investments in two Real Estate Joint Ventures, Lafayette Real Estate LLC (Lafayette) and Allagash Property Trust (Allagash). Belcrest Realty held a majority economic interest of 66.7% and 68.9% in Lafayette and 87.0% and 87.1% in Allagash as of September 30, 2010 and December 31, 2009, respectively. Lafayette owns office properties and Allagash owns industrial distribution properties.

Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	September 30, 2010	December 31, 2009
Investment in real estate	$ 662,075,000	$ 645,699,200
Other assets	15,273,383	14,638,408
Total assets	$ 677,348,383	$ 660,337,608

Mortgage notes payable, at face(1)	$ 554,127,967	$ 552,859,762
Other liabilities	9,714,826	9,991,469
Total liabilities	$ 563,842,793	$ 562,851,231
Shareholders’ equity	$ 113,505,590	$ 97,486,377
Total liabilities and shareholders’ equity	$ 677,348,383	$ 660,337,608

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. The Real Estate Joint Ventures generally have no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues	$ 20,263,641	$19,758,844	$ 60,661,218	$ 60,171,688
Expenses	13,964,272	14,118,054	43,046,695	43,176,432
Net investment income before realized
and unrealized gain (loss)	$ 6,299,369	$ 5,640,790	$ 17,614,523	$ 16,995,256
Realized loss	-	(1,853,048)	-	(1,853,048)
Change in net unrealized appreciation
(depreciation)	4,226,181	(9,678,014)	11,113,834	(143,921,437)
Net increase (decrease) in net assets
resulting from operations	$ 10,525,550	$(5,890,272)	$ 28,728,357	$(128,779,229)

On July 1, 2010, Belcrest Realty entered into an agreement to sell its interest in Allagash to a third party. The transaction is expected to close in the fourth quarter of 2010, however, the agreement is subject to several conditions and there can be no assurance that the transaction will be consummated.

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

Liability Derivatives at
Derivatives Not Designated as Hedging Instruments	September 30, 2010	December 31, 2009
Notional amount	$ 3,870,000	$ 214,835,000
Average notional amount during the respective period	$ 106,160,000	$ 234,970,000
Weighted average fixed interest rate	6.29%	4.09%
Floating rate	LIBOR + 0.30%	LIBOR + 0.30%
Initial optional termination date	—	3/2010
Final termination dates	7/2015	6/2010 – 7/2015
Fair value	$ (857,855)	$ (3,241,582)

9 Debt

Credit Facility — On March 24, 2010, Belcrest Capital terminated and repaid its credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. using proceeds from its credit arrangement with Bank of America (the Credit Facility). The Credit Facility may be terminated by the lender on or after September 23, 2011 provided 180 days’ notice is given. Belcrest Capital may terminate the Credit Facility upon 30 days’ notice subject to an early termination fee.

The aggregate amount available for borrowing under the Credit Facility is $230,000,000. At September 30, 2010, Belcrest Capital had outstanding borrowings under the Credit Facility of $189,000,000. The fair value of the Credit Facility approximates its carrying value.

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

Average Borrowings and Average Interest Rate — During the nine months ended September 30, 2010, the average balance of borrowings under the Credit Facility was approximately $191,600,000 with a weighted average interest rate of 1.97%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Investment income
The Portfolio*	$ 1,875,663	$ 2,452,165	$ 6,277,480	$ 9,705,480
Real Estate	6,413,129	5,811,211	18,469,973	18,232,678
Unallocated	1,635	3	3,785	2,102
Total investment income	$ 8,290,427	$ 8,263,379	$ 24,751,238	$ 27,940,260

Net increase (decrease) in net
assets from operations
The Portfolio*	$ 67,930,342	$ 101,670,256	$ 17,351,850	$ 86,580,846
Real Estate	11,470,701	2,797,244	25,064,975	(89,232,384)
Unallocated	(207,014)	(177,532)	(613,355)	(536,648)
Net increase (decrease) in net
assets from operations	$ 79,194,029	$ 104,289,968	$ 41,803,470	$ (3,188,186)

	September 30, 2010	December 31, 2009
Net assets
The Portfolio*	$ 627,166,418	$ 704,791,545
Real Estate	(16,885,837)	(39,343,736)
Unallocated(1)	(11,409,360)	(12,770,578)
Net assets	$ 598,871,221	$ 652,677,231

*	Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding Credit Facility borrowings that are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2010 and December 31, 2009, such borrowings totaled approximately $14,989,000. Unallocated assets primarily consist of direct cash held by the Fund and the Fund’s investment in Cash Reserves Fund and Cash Management. As of September 30, 2010 and December 31, 2009, such amounts totaled approximately $3,877,000 and $2,596,000, respectively.

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

MD&A for the Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009.(1)

Performance of the Fund. The Fund’s investment objective is to achieve long-term, after-tax returns for shareholders. Eaton Vance Management (Eaton Vance), as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the Index) as the Fund’s primary performance benchmark. The Index is a broad-based, unmanaged index of common stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in Tax-Managed Growth Portfolio (the Portfolio). The Fund invests in the Portfolio through its interest in Belvedere Capital Fund Company LLC (Belvedere Company). The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio and from maintaining an investment in the Portfolio that exceeds its net assets. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current returns and changes in valuation, the real estate investments achieve returns that over the long-term exceed the cost of the borrowings incurred to acquire such investments and thereby add to Fund returns. The Fund has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility (described under "Liquidity and Capital Resources" below).

The Fund’s total return was 14.80% for the quarter ending September 30, 2010. This return reflects an increase in the Fund’s net asset value per share from $74.68 to $ 85.73 during the period. The total return of the Index was 11.29% over the same period. Last year, the Fund had a total return of 17.66% for the quarter ending September 30, 2009. This return reflected an increase in the Fund’s net asset value per share from $63.58 to $74.81 during the period. The Index had a total return of 15.59% over the same period.

Performance of the Portfolio. Uncertainty continued to besiege the domestic equity markets through most of the quarter ending September 30, 2010, with markets still exhibiting the lack of confidence and extreme volatility that has defined the equity space for the best part of the past two years. The major equity indices remained on a seesaw course for much of the three-month period. In September, however, domestic equities took a giant step forward, perhaps signaling their readiness to resume the rally that began early in 2009 and then stalled during the second quarter of this year amid a litany of disruptive economic events around the world.

The major U.S. equity indices broke back into positive territory for the July-September period, each ending the quarter higher than where they began. Growth stocks outperformed value stocks in all market-capitalization categories during the quarter. Although returns were positive across all categories, mid-capitalization stocks outpaced large-capitalization stocks, which in turn performed slightly better than small-capitalization stocks.

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

established growth companies. For the quarter ending September 30, 2010, the Portfolio had a total return of 11.88% outperforming the Index, its benchmark, which had a total return of 11.29%. For comparison, the total return of the Portfolio in the third quarter of 2009 was 15.14% compared to the 15.59% return of the Index during the period.

Once again dramatically reversing direction from the previous quarter, each of the 10 economic sectors represented in the Index posted gains for the period. On average, cyclical investments – including materials and consumer discretionary – outperformed more defensive sectors within the Index. Although their returns were still positive, financials and health care were the only sectors that failed to generate double-digit returns for the quarter. In terms of relative returns, stock selection within the Portfolio accounted for its excess performance versus the Index.

Making significant contributions to performance were Portfolio positions in the energy sector, particularly two oil and gas holdings that recorded strong gains but were underrepresented in the Index. In financials, the Portfolio’s underexposure to the diversified financial services industry, as well as underweight positions in select commercial banks, added to relative gains. Elsewhere, overweight allocations in machinery, textiles and apparel, and air, freight and logistics. In contrast, an underweight allocation in the Internet and catalog retail group, combined with security selection in the media industry, resulted in consumer discretionary being the weakest relative performer for the Portfolio. Underweighting telecommunication services – the Index’s strongest performer for the period – also detracted from return comparisons for the quarter.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of September 30, 2010, real estate investments included: two real estate joint ventures (Real Estate Joint Ventures), Allagash Property Trust (Allagash) and Lafayette Real Estate LLC (Lafayette); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford I LLC (Bel Stamford I); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts. Allagash owns industrial distribution properties, Lafayette owns office properties and Bel Stamford I owns an interest in an office property leased to a single tenant. On July 1, 2010, Belcrest Realty entered into an agreement to sell its interest in Allagash to a third party. The transaction is expected to close in the fourth quarter of 2010, however, the agreement is subject to several conditions and there can be no assurance that the transaction will be consummated.

The Fund’s real estate investments produced positive returns for the quarter ending September 30, 2010, due primarily to increases in the fair value of Partnership Preference Units and Lafayette and the net investment income generated during the period. The return of investor interest to commercial real estate investments has helped to ease value declines in the asset class and produced positive value increases in certain areas. However, transaction activity has remained at historically low levels and limited generally to high quality properties concentrated in certain core markets. While attractive debt financing is now becoming more available for certain property types (especially among multifamily properties), commercial real estate values remain heavily dependent on the overall credit markets. Significant uncertainty remains on commercial real estate investment values and the asset class may continue to face pressure from declining rental rates, the challenge of maintaining occupancy levels, availability of debt financing and a potential increase in distressed property transactions. The fair value of Partnership Preference Units increased during the period due to the tightening of credit spreads and a decline in treasury yields.

During the quarter ending September 30, 2010, the Fund’s net investment income from real estate investments was approximately $6.4 million compared to approximately $5.8 million for the quarter ending September 30, 2009, an increase of $0.6 million, or 10%. The increase was due to higher net investment income from Lafayette during the quarter. During the quarter ending September 30, 2009, the Fund’s net investment income from real estate investments decreased due to lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the quarter, and to decreases in the net investment income from Real Estate Joint Ventures.

Performance of Interest Rate Swap Agreements. For the quarter ending September 30, 2010, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.1 million, compared to approximately $0.8 million of net realized and unrealized losses for the quarter ending September 30, 2009. For the quarter ending September 30, 2009, net realized and unrealized losses on swap agreements consisted of $1.9 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $1.1 million of net unrealized gains due to changes in swap agreement valuations. The negative contribution to Fund performance from changes in swap agreement valuations for the quarter ending September 30, 2010 was attributable to a decrease in swap rates during the period. The positive contribution to

Fund performance from changes in swap agreement valuations for the quarter ending September 30, 2009 was attributable to an increase in swap rates during the quarter and a decrease in the remaining term of the agreements.

MD&A for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.(1)

Performance of the Fund. The Fund’s total return was 7.03% for the nine months ending September 30, 2010. This return reflects an increase in the Fund’s net asset value per share from $80.33 to $85.73 and a distribution of $0.25 per share during the period. The total return of the Index was 3.89% over the same period. Last year, the Fund had a total return of 1.94% for the nine months ending September 30, 2009. This return reflected an increase in the Fund’s net asset value per share from $74.71 to $74.81 and a distribution of $1.23 per share during the period. The Index had a total return of 19.27% over the same period.

Performance of the Portfolio. U.S. equity markets were on a volatile seesaw course during the nine months ending September 30, 2010: one quarter up, the next down. Amid a number of unsettling developments around the globe, including concerns about sovereign debt in the euro zone, credit tightening in China and a disastrous oil spill in the Gulf of Mexico, the equity markets saw sharp sell-offs in the equity markets in May and July, sending many investors back to the sidelines after a positive first quarter. However, with the removal of some of these uncertainties and continued reports of strong corporate earnings, the U.S. equity market, as measured by the Index, made a historic gain in September, moving the needle solidly into the black for the nine months ending September 20, 2010. Growth stocks outperformed value stocks, overall, while mid- and small-capitalization stocks outperformed large-capitalization stocks.

For the nine months ending September 30, 2010, the Portfolio had a total return of 2.83%, underperforming the Index, its benchmark, which had a total return of 3.89%. For comparison, the total return of the Portfolio for the nine months ending September 30, 2009 was 16.57%, compared to the 19.27% return of the Index during the period.

For the first three quarters of 2010, seven out of the ten economic sectors represented in the Index posted positive returns. Industrials, consumer discretionary and telecommunication services led the way, with each sector registering double-digit gains. The three sectors with negative returns for the period – energy, health care and information technology – lost less than 1% each. The Portfolio’s underperformance of the Index was a function of security selection, most notably in the oil and gas industry, where its holdings were impacted by the oil spill in the Gulf of Mexico. In the financials sector, the Portfolio’s lack of exposure to real estate investment trusts and an overweighting in capital markets further detracted from relative performance. Additionally, the Portfolio’s selections in the information technology sector, which lagged those represented in the Index, negatively impacted relative returns. Making a positive contribution to the Portfolio’s relative performance were its emphasis of the outperforming industrials sector and stock selection in materials, particularly in the chemicals industry.

Performance of Real Estate Investments. The Fund’s real estate investments produced positive returns during the period due primarily to increases in the fair value of Partnership Preference Units and of Lafayette, and to net investment income generated during the period from Lafayette. The return of investor interest to commercial real estate investments has helped to ease value declines in the asset class and produced positive value increases in certain areas. However, transaction activity has remained at historically low levels and limited generally to high quality properties concentrated in certain core markets. While attractive debt financing is now becoming more available for certain property types (especially among multifamily properties), commercial real estate values remain heavily dependent on the overall credit markets. Significant uncertainty remains on commercial real estate investment values and the asset class may continue to face pressure from declining rental rates, the challenge of maintaining occupancy levels, availability of debt financing and a potential increase in distressed property transactions. The fair value of Partnership Preference Units increased during the period due to the tightening of credit spreads and a decline in treasury yields.

During the nine months ending September 30, 2010, Belcrest Realty did not acquire or dispose of any real estate investments. During the nine months ending September 30, 2009, Belcrest Realty sold certain of its Partnership Preference Units for approximately $23.0 million (representing a sale to the issuer of such Partnership Preference Units), recognizing a loss of approximately $12.8 million on the sale transaction.

During the nine months ending September 30, 2010, the Fund’s net investment income from real estate investments was approximately $18.5 million compared to approximately $18.2 million for the nine months ending September 30, 2009, an increase of $0.3 million, or 2%. The increase was due to higher net investment income from Lafayette partially offset by lower distributions from investments in Partnership Preference Units due to fewer average holdings of Partnership Preference Units during the period. During the nine months ending September 30, 2009, the Fund’s net investment income decreased due to lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the period, and to a decrease in the net investment income from Allagash, partially offset by an increase in the net investment income related to the acquisition of Bel Stamford I in June 2008, and an increase in the net investment income from Lafayette.

The fair value of the Fund’s real estate investments was approximately $158.5 million at September 30, 2010 compared to approximately $144.2 million at December 31, 2009, a net increase of $14.3 million, or 10%. This net increase was due principally to an increase in the fair value of Belcrest Realty’s investment in Lafayette as well as increases in the values of Partnership Preference Units.

Performance of Interest Rate Swap Agreements. For the nine months ending September 30, 2010, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.5 million, compared to net realized and unrealized losses of approximately $3.3 million for the nine months ending September 30, 2009. Net realized and unrealized losses on swap agreements for the nine months ending September 30, 2010 consisted of $2.8 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s unaudited condensed consolidated financial statements), partially offset by $2.3 million of net unrealized gains due to changes in swap agreement valuations. For the nine months ending September 30, 2009, net realized and unrealized losses on swap agreements consisted of $6.1 million of periodic net payments made pursuant to outstanding swap agreements and $1.7 million of net realized losses due to the early termination of a certain swap agreement, partially offset by $4.5 million of net unrealized gains consisting of approximately $1.7 million of net unrealized gains resulting from the recharacterization of previously recorded unrealized depreciation as realized losses due to the early termination of a certain swap agreement referenced above and approximately $2.8 million due to changes in swap agreement valuations. The positive contribution to Fund performance from changes in swap agreement valuations for the nine months ending September 30, 2010 was attributable to a decrease in the remaining term of the agreements and a decrease in the outstanding notional balance. The positive contribution to Fund performance from changes in swap agreement valuations for the nine months ending September 30, 2009 was attributable to an increase in swap rates during the period and a decrease in the remaining term of the agreements.

Liquidity and Capital Resources.

Outstanding Borrowings. On March 24, 2010 (the Refinancing Date), the Fund terminated and repaid its credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. using the proceeds from its credit arrangement with Bank of America (the Credit Facility). The Credit Facility may be terminated by the lender on or after September 23, 2011 provided 180 days’ notice is given. The Fund may terminate the Credit Facility upon 30 days’ notice subject to an early termination fee.

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

As of September 30, 2010, the Fund had outstanding borrowings under the Credit Facility of $189.0 million and the unused portion of the Facility Limit equaled $41.0 million.

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

The Fund has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. Changes in the underlying values of the outstanding interest rate swap agreements are recorded as unrealized appreciation or depreciation in the unaudited condensed consolidated statements of operations. As of September 30, 2010, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $0.9 million. As of December 31, 2009, the accumulated unrealized depreciation related to the interest rate swap agreements was approximately $3.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate mortgage notes secured by the real property of the Real Estate Joint Ventures and Co-owned Property. Partnership Preference Units are fixed-rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on three-month LIBOR. The Fund has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreements will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

								Fair Value as
								of September
	2011	2012	2013	2014	2015	Thereafter	Total	30, 2010
Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit Facility	$189,000,000						$189,000,000	$189,000,000

Average interest rate	2.04%						2. 04%

								Fair Value as
								of September
	2011	2012	2013	2014	2015	Thereafter	Total	30, 2010
Rate sensitive derivative
financial instruments:

Pay fixed/receive
variable interest rate
swap agreements					$ 3,870,000		$ 3,870,000	$(857,855)

Average pay rate					6.29%		6.29%

Average receive rate					0.56%		0.56%

Rate sensitive
Investments:

Fixed-rate Partnership
Preference Units:

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 8.71%	$15,209,090						$ 15,209,090	$13,569,660

Liberty Property
Limited Partnership,
7.45% Series B
Cumulative Redeemable
Preferred Units,
Callable 8/31/09,
Current Yield 8.60%	$ 6,250,000						$ 6,250,000	$ 5,415,000

MHC Operating Limited
Partnership, 8.0625%
Series D Cumulative
Redeemable Perpetual
Preference Units,
Callable 3/24/10,
Current Yield: 9.80%	$37,500,000						$ 37,500,000	$30,855,000

MHC Operating Limited
Partnership, 7.95%
Series F Cumulative
Redeemable Perpetual
Preference Units,
Callable 6/30/10,
Current Yield: 9.80%	$17,500,000						$ 17,500,000	$14,196,000

Vornado Realty L.P., 7%
Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield 8.38%(1)	$ 8,102,284						$ 8,102,284	$10,025,960

*

The amounts listed reflect the Fund’s positions as of September 30, 2010. The Fund’s current positions may differ.

(1) Belcrest Realty’s interest in these Partnership Preference Units is held through Bel Holdings LLC.

                                                                                                        27

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ending September 30, 2010 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ending December 31, 2009, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption. During each month in the quarter ending September 30, 2010, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ending	Redeemed(1)	Per Share
July 31, 2010	106,456.298	$79.96
August 31, 2010	66,926.999	$79.84
September 30, 2010	125,013.840	$82.88
Total	298,397.137	$81.62

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 5, 2010.

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