Form 10-K
period 2010-12-31
BELCREST CAPITAL FUND LLC
filed 2011-02-28
CIK 1070495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE ACT)
For the Fiscal Year Ending December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ACT
For the transition period from __ to __

Commission file number 000-30509
Belcrest Capital Fund LLC (the Fund)
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3453080

(State of Organization)	(I.R.S. Employer Identification No.)

Two International Place
Boston, Massachusetts 02110	617-482-8260

(Address and Zip Code of Principal Executive Offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests in the Fund (Shares)
Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☑ Yes ☐ No
Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on June 30, 2010 was $543,927,419. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant’s manager, its executive officers and directors and persons holding 10% or more of the Registrant’s Shares are affiliates.
Incorporations by Reference: None.

The Exhibit Index is located on page 85.

Belcrest Capital Fund LLC
Index to Form 10-K

PART I
Item 1. Business.
Fund Overview. Belcrest Capital Fund LLC (the Fund) is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund’s investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Massachusetts limited liability company, commenced its investment operations on November 24, 1998. Limited liability company interests of the Fund (Shares) were issued to Shareholders at seven closings during 1998 and 1999. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on October 22, 1999 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2010, the Fund had net assets of approximately $648.0 million.
Structure of the Fund. The Fund is structured to provide tax-free diversification and tax-sensitive investment management to Shareholders. To meet the objective of tax-free diversification, the Fund must satisfy specific requirements of the Internal Revenue Code of 1986, as amended (the Code). In order for the contributions of appreciated stock to the Fund by Shareholders to be nontaxable, not more than 80% of the Fund’s assets (calculated in the manner prescribed) may consist of “stocks and securities” as defined in the Code. To meet this requirement, the Fund normally invests at least 20% of its assets as so determined in certain real estate investments (see “The Fund’s Real Estate Investments” below). The Fund invests up to 80% of its assets in a diversified portfolio of common stocks (see “The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio” below). The Fund may also invest cash on a temporary basis in short-term instruments including in a pooled investment vehicle advised by an affiliate of Eaton Vance (the EV money market fund). The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. See Appendix A for a chart detailing the investment structure of the Fund.
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
Fund Management. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act). Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Boston Management is also registered as an investment adviser under the Advisers Act. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 150 investment companies, as well as separate accounts managed for individual and institutional investors. As of December 31, 2010, Eaton Vance and its affiliates managed over $188.7 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the Fund, its subsidiaries and the investment portfolio in which the Fund invests. See “The Eaton Vance Organization — Conflicts of Interest” below.
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
The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (Belvedere Company), a Massachusetts limited liability company, in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $9.0 billion as of December 31, 2010. As of December 31, 2010, the Fund’s investment in the Portfolio through Belvedere Company had a value of approximately $659.9 million (equal to approximately 83.0% of the Fund’s total assets on a consolidated basis).
Belvedere Company. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2010, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $6.4 billion. As of such date, the Fund owned approximately 10.3% of Belvedere Company’s outstanding shares. As of December 31, 2010, the other investors in Belvedere Company included eleven other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).
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
The Portfolio. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund 1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2010, investors in the Portfolio included five investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2010, Belvedere Company owned approximately 70.7% of the Portfolio’s net assets.
The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ending December 31, 2010 are included in Item 8 of this Annual Report on Form 10-K. The Portfolio’s audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio income and expenses. For a discussion of the Portfolio’s performance for the year ending December 31, 2010, see “Performance of the Portfolio” in Item 7(a). For a description of the investment advisory fee payable by the Portfolio, see “The Portfolio’s Investment Advisory Fee” in Item 13.
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
Although the Portfolio may, in addition to investing in common stocks, invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest a significant portion of its assets in U.S. government obligations and high quality short-term notes, including such investments held through the EV money market fund. The Portfolio’s holdings represent a number of different industries. Not more than 25% of the Portfolio’s assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.
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
The Portfolio’s ability to utilize covered short sales, certain equity swaps, forward sales, futures contracts and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the Portfolio’s taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, the holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. The Portfolio did not employ any of the techniques described above on securities holdings during the year ending December 31, 2010. See “Risks of Certain Investment Techniques” in Item 7A(b).
The Fund’s Real Estate Investments. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through Belcrest Realty Corporation (Belcrest Realty). The ownership structure of Belcrest Realty is described below under “Organization of Belcrest Realty.” As referred to above under “Fund Overview — Structure of the Fund”, the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2010, the real estate investments of Belcrest Realty totaled approximately $130.7 million and represented 16.4% of the Fund’s total assets. The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. The Fund seeks a return on its real estate investments over the long term that exceeds the cost of the borrowings incurred to acquire such investments. For a description of material real estate investment transactions during the year ending December 31, 2010, see “Performance of Real Estate Investments” in Item 7(a).
At December 31, 2010, Belcrest Realty held investments in: one real estate joint venture (Real Estate Joint Venture), Lafayette Real Estate LLC (Lafayette), in which Belcrest Realty owns a majority economic interest; a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford I LLC (Bel Stamford I ); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs). Certain of the Partnership Preference Units are held indirectly through Bel Holdings LLC (Bel Holdings). Bel Holdings is a Delaware limited liability company formed in 2003 and treated as a partnership for tax purposes. At December 31, 2010, Bel Holdings’ sole investment was Partnership Preference Units issued by Vornado Realty L.P. At December 31, 2010, Belcrest Realty owned 15% of Bel Holdings’ outstanding units. Information included herein about Belcrest Realty’s Partnership Preference Units includes the Partnership Preference Units held directly through Belcrest Realty and indirectly through Bel Holdings. As of December 31, 2010, approximately 42.2% of the real estate investments of the Fund consisted of its investments in Lafayette, approximately 2.2% was the investment in Co-owned Property and approximately 55.6% was investments in Partnership Preference Units.
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
Real Estate Joint Venture Investments. At December 31, 2010, Belcrest Realty owned a majority economic interest in the Real Estate Joint Venture, Lafayette.
A board of managers controls the business of Lafayette. Each of Belcrest Realty and the unaffiliated minority investor of Lafayette (the Operating Partner) has representation on the board and the unanimous consent of the board is required for all major decisions (which include such actions as: (i) capital transactions (i.e., acquisitions, dispositions or financings); (ii) organizational events (i.e., mergers or liquidation); and (iii) operating plans (i.e., annual budgets)). The board of Lafayette has delegated the day-to-day administration of Lafayette and the day-to-day management of its real properties to the Operating Partner. Through its control of the day-to-day operations of Lafayette and its properties, as well as its required consent to all major decisions affecting Lafayette, the Operating Partner has significant participating rights and responsibilities with respect to Lafayette. The Operating Partner receives management-related fees from Lafayette and, in addition, is reimbursed for certain payroll and other direct expenses incurred.
At December 31, 2010, the assets of Lafayette consisted of 12 office properties located in one state (Virginia). At December 31, 2010, the average occupancy rate of the properties owned by Lafayette was approximately 96%. The properties held by Lafayette were acquired from or in conjunction with the Operating Partner. Distributable cash flows from operations of Lafayette are allocated per the Real Estate Joint Venture agreement in a manner that provides Belcrest Realty: 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belcrest Realty and the subordinated preferred return of the Operating Partner. Distributable cash flows from dispositions of real properties or liquidation of Lafayette are allocated on a pro rated basis up until the return of Belcrest Realty and the Operating Partner’s contributed capital with any excess allocated in a manner similar to that of cash flows from operations.
Financing for Lafayette consists of fixed-rate mortgage notes secured by the real properties held by Lafayette that are without recourse to Fund Shareholders and generally without recourse to Belcrest Realty and the Fund, as described under “Risks of Real Estate Investments” in Item 7A(b). Lafayette’s mortgage notes mature between March 2017 and January 2020. Both Belcrest Realty and the Operating Partner invested equity in Lafayette. Belcrest Realty’s equity in Lafayette was acquired using the proceeds of Fund borrowings.
The Operating Partner of Lafayette also serves as an operating partner of another Real Estate Joint Venture in which a real estate investment affiliate of another investment fund advised by Boston Management holds a majority economic interest. The persons serving as managers of Lafayette on behalf of Belcrest Realty are employees or affiliates of Boston Management. See “Directors, Executive Officers and Corporate Governance” in Item 10. No director of Belcrest Realty or manager of Lafayette is a Shareholder of the Fund. No company in the Eaton Vance organization has a material financial interest in Lafayette.
The Operating Partner of Lafayette is Duke Realty Limited Partnership (Duke), a subsidiary of Duke Realty Corporation. Duke Realty Corporation is a publicly owned REIT traded on the NYSE under the symbol “DRE”. Pursuant to an agreement with Duke, Lafayette may be liquidated at any time upon the unanimous consent of the board or after December 5, 2016 by either Belcrest Realty or Duke.
The sale to Belcrest Realty by Duke of its interest in Lafayette would not affect the REIT qualification of Lafayette. If Belcrest Realty were to dispose of its interest in Lafayette pursuant to a liquidation agreement or otherwise, it may acquire an interest in a different real estate investment to replace the investment sold.
Co-owned Property. At December 31, 2010, Belcrest Realty owned Co-owned Property through its subsidiary, Bel Stamford I . Bel Stamford I owns a 10% tenancy-in-common interest in an office property located in Connecticut. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a fixed-rate mortgage note secured by the real property held by Bel Stamford I that is without recourse to Fund Shareholders and generally without recourse to Belcrest Realty and the Fund as described under “Risks of Real Estate Investments” in Item 7A(b). Belcrest Realty’s equity in the Co-owned Property was acquired using the proceeds of Fund borrowings.

The Bel Stamford I property is leased on a net basis through December 2017 (with the option to extend the lease for eight option periods of five years each) to a single tenant that is obligated to make specified rental payments and to bear all costs and expenses associated with the operation and maintenance of the property, including real estate taxes, repairs and insurance.
Partnership Preference Units. At December 31, 2010, Belcrest Realty held investments in Partnership Preference Units. The assets of the partnerships that issued the Partnership Preference Units owned by Belcrest Realty consisted primarily of direct or indirect ownership interests in real properties, including manufactured home communities, office and industrial properties and multifamily properties. The Partnership Preference Units owned by Belcrest Realty as of December 31, 2010 are listed in Item 7A(a) and in the consolidated portfolio of investments included in the Fund’s consolidated financial statements in Section 8 of this Annual Report on Form 10-K. Eaton Vance is not involved in the management or operation of the real estate operating partnerships that issued the Partnership Preference Units owned by Belcrest Realty.
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
Belcrest Realty also has issued preferred shares to satisfy certain provisions of the Code, which require that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of Belcrest Realty are owned by not less than 100 charitable organizations that received the preferred shares as gifts. Each charitable organization that received a preferred share was an “accredited investor” (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or based on suggestions from its employees. As of December 31, 2010, the total value of the preferred shares outstanding of Belcrest Realty was $210,000. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8%. The dividends paid on preferred shares have priority over payments on common shares. For the year ending December 31, 2010, Belcrest Realty paid distributions to preferred shareholders in the amount of $16,800.
Fund Borrowings. The Fund has entered into a credit arrangement with Bank of America (the Credit Facility) to purchase its interests in real estate investments, to pay selling commissions and organizational expenses, and to provide for the liquidity needs of the Fund.
As of December 31, 2010, the lender’s total commitment under the Credit Facility was $200.0 million. The principal amount outstanding under the Credit Facility was $144.0 million as of December 31, 2010. The unused commitment amount totaled $56.0 million as of December 31, 2010.
The Credit Facility may be terminated by the lender on or after September 23, 2011 provided 180 days’ notice is given. The Fund may terminate the Credit Facility upon 30 days’ notice. The Fund pays a rate of interest equal to three-month LIBOR plus 1.75% per annum on outstanding borrowings under the Credit Facility. A loan structure fee equal to 0.25% of the total amount available under the Credit Facility was paid at closing and is amortized over the term of the Credit Facility. A commitment fee is paid on the unused commitment amount equal to 0.40% per annum. The Fund will incur an additional fee if outstanding borrowings fall below certain levels.
Obligations under the Credit Facility are without recourse to Fund Shareholders. The Fund is required under the Credit Facility to maintain at all times a specified asset coverage ratio. The rights of the lender to receive payments of interest on and repayments of principal of borrowings are senior to the rights of Shareholders. Under the terms of the Credit Facility, The Fund is not permitted to make distributions of cash or securities while there is outstanding any event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s real estate investments.
As described above, financing for the Subsidiary Real Estate Investments consists primarily of fixed-rate mortgage notes secured by the real properties held by the Subsidiary Real Estate Investments that are without recourse to Fund Shareholders and generally without recourse to Belcrest Realty and the Fund. See “Risks of Real Estate Investments” in Item 7A(b).
Interest Rate Swap Agreement. The Fund has entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreement, the Fund makes periodic payments to the counterparty at a predetermined fixed rate in exchange for floating rate payments that fluctuate with the one-month LIBOR. The interest rate swap agreement currently in effect extends until July 10, 2015, and provides for the Fund to make payments to MLCS at a fixed rate of 6.29%. The variable floating rate payment from MLCS was 0.56% on December 31, 2010. See Note 10 to the Fund’s consolidated financial statements included in this Annual Report on Form 10-K.
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
As described above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2010, the assets of the Fund represented approximately 0.42% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at Two International Place, Boston, Massachusetts 02110.
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
Item 4. Removed and Reserved.
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
Redemption of Fund Shares. Shares of the Fund may generally be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a Shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all Shareholders and all outstanding Fund Shares generally are eligible for redemption. During each month in the quarter ending December 31, 2010, the total number of Shares redeemed and the average price paid per Share were as follows:

Month Ending	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
October	181,436.572	$88.13
November	48,464.362	$91.37
December	83,656.304	$95.81
Total	313,557.238	$93.63

(1)	All Shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase Shares other than at the option of Shareholders.
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
Other than as set forth above, the allocation of each redemption between securities and cash and the selection of securities to be distributed will be at the sole discretion of Boston Management. Distributed securities may include securities contributed by Shareholders as well as other readily marketable securities held in the Portfolio. One or more foreign securities may be distributed to settle a redemption. The value of securities and cash distributed to meet a redemption will equal the net asset value of the number of Shares being redeemed. The Fund’s Credit Facility prohibits the Fund from honoring redemption requests while there is any event of default outstanding under the Credit Facility.
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
Determining Net Asset Value. Boston Management, as investment adviser, is responsible for determining the value of the Fund’s assets. The Fund’s custodian, State Street Bank and Trust Company, calculates the value of the assets of the Fund, Belvedere Company, the Portfolio and the EV money market fund each day that the NYSE is open for trading, as of the close of regular trading on the NYSE. The Fund’s net asset value per Share is calculated by dividing the value of the Fund’s total assets, less its liabilities, by the number of Shares outstanding.
The Fund’s net assets are valued in accordance with the Fund’s valuation procedures and reflect the value of its directly held assets, including its interests in the EV money market fund, if any, and liabilities, as well as the net asset value of the Fund’s investment in the Portfolio held through Belvedere Company and in real estate investments held through Belcrest Realty. The trustees of the Portfolio have established procedures for the valuation of the Portfolio’s assets under normal market conditions. Pursuant to these procedures, marketable securities listed on U.S. securities exchanges generally are valued at the last sale price on the day of the valuation or, if there were no sales, at the mean between the closing bid and asked prices therefor on the exchange where such securities are principally traded. Marketable securities listed on the NASDAQ generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sale prices are not available are valued at the mean between the last available bid and asked prices or by a third party pricing service. Exchange-traded options are valued at the last sale price for the day of valuation as quoted on the principal exchange or board of trade on which the options are traded, or in the absence of a sale on such day, at the mean between the latest bid and asked prices therefor. Futures positions on securities or currencies are generally valued at closing settlement prices. Short-term debt securities with a remaining maturity of 60 days or less are valued at amortized cost. Other fixed income and debt securities, including listed securities and securities for which price quotations are available, will normally be valued on the basis of valuations furnished by a pricing service. The EV money market fund generally values its investment securities utilizing the amortized cost valuation technique permitted by Rule 2a-7 under the 1940 Act. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, the EV money market fund may value its investment securities based on available market quotations provided by a third party pricing service.
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

The Fund’s real estate investments are valued each day as determined in good faith by Boston Management after consideration of relevant factors, data and information. The procedures for valuing real estate investments are described under “Critical Accounting Estimates” in Item 7(e). The Fund’s interest rate swap agreement is normally valued by a third party pricing service. Fixed liabilities of the Fund generally are stated at amounts payable.
Historic Net Asset Values. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each quarter during the two years ending December 31, 2010 and 2009, the closing NAV on the last business day of each quarter, and the percentage change in NAV during each such quarter.

				Quarterly %
			NAV at	Change
Quarter Ending	High NAV	Low NAV	Quarter End	in NAV(1)
12/31/10	$97.29	$85.41	$97.13	13.30%
9/30/10	$86.23	$74.18	$85.73	14.80%
6/30/10	$87.61	$74.57	$74.68	-11.87%
3/31/10	$84.99	$76.18	$84.74	5.49%
12/31/09	$80.83	$72.71	$80.33	7.38%
9/30/09	$76.13	$60.87	$74.81	17.66%
6/30/09	$68.19	$60.91	$63.58	6.09%
3/31/09	$77.35	$54.02	$59.93	-19.78%

(1)	Shares, when redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Data is for the stated time period only. For information about the performance of the Fund, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” in Item 7(a).
(b) Record Holders of Shares of the Fund.
As of February 11, 2011, there were 339 record holders of Shares of the Fund.
(c) Distributions.
Income and Capital Gain Distributions. The Fund intends to distribute each year, or shortly thereafter, an amount approximately equal to the taxes payable on its net investment income allocated to Shareholders. Prior to December 31, 2009, the Fund had distributed all of its net investment income to Shareholders. The Fund also intends to make annual capital gain distributions to such Shareholders equal to approximately 18% of the amount of its net realized capital gains, if any, other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event for a security contributed to the Fund by that Shareholder or that Shareholder’s predecessor in interest. The Fund’s net investment income and net realized gains include the Fund’s allocated share of the net investment income and net realized gains of Belvedere Company and, indirectly, the Portfolio, as well as income and capital gains, if any, distributed by Belcrest Realty. The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under GAAP. The amount of the Fund’s distributions may be adjusted in the future to reflect changes in effective tax rates. In determining the Fund’s capital gain distributions for any year, the net capital gains realized by the Fund for that year will be reduced by the cumulative amount of any Fund capital losses from prior years not previously applied against net realized capital gains for distribution purposes. The Fund intends to pay distributions, if any, on the last business day of each fiscal year of the Fund (which concludes on December 31) or shortly thereafter. The Fund’s distribution rates with respect to realized gains may be adjusted in the future to reflect changes in the effective maximum marginal individual federal tax rate applicable to long-term capital gains.
Shareholder distributions with respect to net investment income, realized post-contribution gains and certain other realized gains are made pro rata in proportion to the number of Shares held as of the record date of the distribution. All income and capital gain distributions are paid by the Fund in cash or, at the election of the Shareholder, are reinvested in Fund Shares at the net asset value as of the date of reinvestment. Distributions are generally not taxable to the recipient Shareholder unless the distributions exceed the recipient Shareholder’s tax basis in Fund Shares. The Fund’s Credit Facility prohibits the Fund from making any distribution to Shareholders while there is any event of default outstanding under the Credit Facility (see Item 7A(b)).

On January 20, 2011, the Fund paid a distribution of $0.40 per Share to Shareholders of record on January 18, 2011. On January 27, 2010, the Fund paid a distribution of $0.25 per Share to Shareholders of record on January 26, 2010. On January 22, 2009, the Fund paid a distribution of $1.23 per Share to Shareholders of record on January 20, 2009.
Special Distributions. In addition to the pro rata income and capital gain distributions described above, the Fund also makes distributions to Shareholders of allocated precontribution gain (other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and Special Distributions. Special Distributions are paid by the Fund in cash and are made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder or such Shareholder’s predecessor in interest in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest. There were no Special Distributions accrued during the years ending December 31, 2010 and 2009. Special Distributions of $1,044,908 were accrued during the year ending December 31, 2008, and subsequently paid during the year ending December 31, 2009.
Item 6. Selected Financial Data.
Table of Selected Financial Data. The consolidated data referred to below reflects the Fund’s historical results for the years ending December 31, 2010, 2009, 2008, 2007 and 2006. The following information should be read in conjunction with all of the consolidated financial statements and related notes included in this Annual Report on Form 10- K. The other consolidated data referred to below is as of each year end.

	Year Ending
	December 31,	Year Ending	Year Ending	Year Ending	Year Ending
	2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Total investment income	$31,313,705	$37,034,877	$52,905,639	$62,784,512	$69,868,249
Interest expense	$3,874,651	$1,624,286	$15,958,913	$39,563,027	$37,455,783
Net expenses (including interest expense)	$8,916,506	$7,158,753	$24,499,274	$50,756,115	$49,447,828
Net investment income	$22,397,199	$29,876,124	$28,406,365	$12,028,397	$20,420,421
Net realized gain (loss)	$(137,648,888)	$(83,700,939)	$(57,972,820)	$90,888,612	$101,373,735
Net change in unrealized appreciation (depreciation)	$234,813,836	$97,581,241	$(666,744,381)	$(25,034,956)	$155,063,776
Net increase (decrease) in net assets from operations	$119,562,147	$43,756,426	$(696,310,836)	$77,882,053	$276,857,932
Total assets	$795,318,287	$852,749,058	$1,137,207,908	$2,365,720,320	$3,025,200,546
Loan payable-Credit Facility	$144,000,000	$194,500,000	$316,000,000	$542,000,000	$849,000,000
Net assets	$648,036,131	$652,677,231	$808,881,477	$1,820,458,058	$2,167,202,610
Shares outstanding	6,671,766	8,125,199	10,826,294	13,707,598	16,629,737
Net asset value and redemption price per Share	$97.13	$80.33	$74.71	$132.81	$130.32
Net increase (decrease) in net assets from operations per Share	$17.05	$6.85	$(55.82)	$4.51	$14.76
Distribution paid per Share(1)(2)	$0.25	$1.23	$2.20	$2.02	$1.94

(1)	The Fund makes Special Distributions which are not made on a pro rata basis. See Item 5(c). Special Distributions made during the year ending December 31, 2008 amounted to $0.084 per Share. There were no Special Distributions made during the years ending December 31, 2010, 2009, 2007 and 2006.

(2)	Distributions of net investment income and net realized capital gains are normally paid at the end of each year, or shortly thereafter, to Shareholders of record on the record date. See “Distributions” in Item 5(c).

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
The following discussion should be read in conjunction with the Fund’s consolidated financial statements and related notes which are included in this Annual Report on Form 10-K.
(a) Results of Operations.
Increases and decreases in the Fund’s net asset value per share are based on net investment income or loss and realized and unrealized gains and losses on investments. The Fund’s net investment income or loss is determined by subtracting the Fund’s total expenses from its investment income. The Fund’s investment income generally includes the net investment income allocated to the Fund from Belvedere Company, net investment income allocated to the Fund from the Real Estate Joint Ventures and Co-owned Property, distribution income from the Partnership Preference Units and interest earned on the Fund’s short-term investments, including investments in the EV money market fund. The net investment income of Belvedere Company allocated to the Fund includes dividends, interest and expenses allocated to Belvedere Company by the Portfolio less the expenses of Belvedere Company allocated to the Fund. The Fund’s total expenses generally include the Fund’s investment advisory and administrative fees, servicing fee, interest expense on the Fund’s Credit Facility and other miscellaneous expenses. The Fund’s realized and unrealized gains and losses are the result of transactions in, or changes in value of, security investments held through the Fund’s indirect interest (through Belvedere Company) in the Portfolio, real estate investments held through Belcrest Realty, the Fund’s interest rate swap agreements and any other direct investments of the Fund, as well as periodic payments made by the Fund pursuant to interest rate swap agreements.
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
MD&A for the Year Ending December 31, 2010 Compared to the Year Ending December 31, 2009.(1)
Performance of the Fund. The Fund’s investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the Index) as the Fund’s primary performance benchmark. The Index is an unmanaged index of large-cap stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in the Portfolio. The Fund invests in the Portfolio through its interest in Belvedere Company. The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside

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
The Fund’s total return for the year ending December 31, 2010 was 21.26%. This return reflects an increase in the Fund’s net asset value per Share from $80.33 to $97.13 and a distribution of $0.25 per Share during the period. For comparison, the Index had a total return of 15.06% over the same period. The combined impact on performance of the Fund’s investment activities outside of the Portfolio was positive for the year ending December 31, 2010.
The Fund had a total return of 9.51% for the year ending December 31, 2009. This return reflected an increase in the Fund’s net asset value per Share from $74.71 to $80.33 and a distribution of $1.23 per Share during the period. For comparison, the Index had a total return of 26.47% over the same period.
Performance of the Portfolio. For the year ending December 31, 2010 the Portfolio had a total return of 12.86%. The Portfolio underperformed the Index, which had a total return of 15.06% over the same period.
The year ending December 31, 2010 was bracketed by solid quarters at both ends, with some weakness in the middle. The weakness came as a variety of concerns — including a stubborn European credit crisis, a devastating oil spill in the Gulf of Mexico and growing political uncertainties in the U.S. — caused a spike in the volatility at mid-year, taking many markets down. The year ended on a decidedly higher note, however, as equity investors seemed encouraged by the continued modest growth of the U.S. economy and by ongoing signs of improvements in corporate business fundamentals.
For the year ending December 31, 2010, the Portfolio posted double-digit returns but underperformed the Index, due to industry allocation and security selection. The consumer discretionary and industrials sectors, followed by materials and energy, all of which saw returns in excess of 20%, recorded the strongest gains for the Index, while the health care and utilities sectors posted the lowest returns.
Relative to the Index, the Portfolio’s overweight and stock selection in the health sector detracted the most from performance. Selection in pharmaceuticals, in particular, was detrimental to performance. Although an underweight in the underperforming financials sector was positive, this was offset by the weak performance of the Portfolio’s holdings in commercial banks and a lack of exposure to REITs. In energy, one of the top-performing sectors for the Index, the Portfolio’s underweight and stock selection combined to have a negative impact on performance.
On the positive side, an overweight in industrials made a positive contribution, as did an underweight in the lagging utilities sector. Portfolio investments within the machinery and electrical equipment industries positively contributed to returns, along with holdings in textiles, apparel and luxury goods, software, insurance, diversified financial services, and computers and peripherals industries.
Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty. As of December 31, 2010, real estate investments included: a Real Estate Joint Venture (Lafayette); a Co-owned Property (Bel Stamford I); and a portfolio of Partnership Preference Units. Lafayette owns office properties. Bel Stamford I owns an interest in an office property leased to a single tenant.
During the year ending December 31, 2010, Belcrest Realty sold its interest in a Real Estate Joint Venture, Allagash Property Trust (Allagash), to a third party for approximately $42.3 million. The sale resulted in a gain of $14.8 million as compared to the fair value at December 31, 2009, but a $137.6 million loss against the financial reporting cost basis of the investment as the decline in the fair value was recognized in prior periods. The net proceeds from the sale were used to pay down a portion of the Fund’s Credit Facility.
The Fund’s real estate investments produced positive returns for the year ending December 31, 2010, due principally to the net investment income generated during the period and the increases in the fair value of Lafayette and sale of Allagash. The return of investor interest and increased capital allocations to commercial real estate have helped to ease the value declines that began in 2008 and are now beginning to produce positive value increases in certain segments. Commercial real estate fundamentals are also beginning to stabilize and several asset classes have shown early signs of improvement in performance. Transaction activity increased in 2010, more than doubling 2009 levels. However, the volume is still well below historical pre-recession levels and continues to be focused generally on high quality properties concentrated in certain core markets. Significant uncertainty remains on commercial real estate investment values and a further recovery will be largely dependent on continued recovery of the economy, job growth, and the availability and attractiveness of debt financing.
The fair value of Partnership Preference Units increased from December 31, 2009 due to a tightening of credit spreads, as the general market and demand for preferred and other fixed income securities improved during the period.
During the year ending December 31, 2010, the Fund’s net investment income from real estate investments held through Belcrest Realty was approximately $23.0 million compared to approximately $24.7 million for the year ending December 31, 2009, a decrease of $1.7 million or 7%. The decrease was due to lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the period, and to decreases in the net investment income from Real Estate Joint Ventures, due to the sale of Allagash during the year.
The fair value of the Fund’s real estate investments was approximately $130.7 million at December 31, 2010 compared to approximately $144.2 million at December 31, 2009, a net decrease of $13.5 million or 9%. This net decrease was principally due to the sale of Allagash during the year, partially offset by an increase in the fair value of Belcrest Realty’s investments in Lafayette and Partnership Preference Units.
Performance of Interest Rate Swap Agreements. For the year ending December 31, 2010, net realized and unrealized losses on the Fund’s interest rate swap agreements totaled approximately $0.4 million, compared to approximately $3.4 million of net realized and unrealized losses for the year ending December 31, 2009. Net realized and unrealized losses on swap agreements for the year ending December 31, 2010 consisted of $2.9 million of periodic net payments made pursuant to outstanding swap agreements (and classified as net realized losses on interest rate swap agreements in the Fund’s consolidated financial statements), partially offset by $2.5 million of net unrealized gains. The positive contribution to Fund performance from changes in swap agreement valuations for the year ending December 31, 2010 was attributable to a decrease in the outstanding notional balance as certain of the Fund’s swap agreements were terminated during the period.
MD&A for the Year Ending December 31, 2009 Compared to the Year Ending December 31, 2008.
Performance of the Fund. The Fund had a total return of 9.51% for the year ending December 31, 2009. This return reflected an increase in the Fund’s net asset value per Share from $74.71 to $80.33 and a distribution of $1.23 per Share during the period. For comparison, the Index had a total return of 26.47% over the same period. The combined impact on performance of the Fund’s investment activities outside of the Portfolio was negative for the year ending December 31, 2009.
The Fund had a total return of -42.72% for the year ending December 31, 2008. This return reflected a decrease in the Fund’s net asset value per Share from $132.81 to $74.71 and a distribution of $2.20 per Share during the period. For comparison, the Index had a total return of -36.99 over the same period.
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
During the year ending December 31, 2009, the Portfolio remained overweighted in the health care, industrials, consumer staples and consumer discretionary sectors, while continuing to underweight IT, financials, materials, energy, telecommunications and utilities. While management selectively increased the Portfolio’s overall exposure to specific areas within the IT sector, stock selection in this space proved to have the largest negative impact on relative performance for the year. Underweighting stronger performing industries such as computers and peripherals and software, hurt returns, as did stock selection in the communication equipment industry. An overweight allocation and stock selection in health care also detracted, as did stock selection in financials, where a number of lower-

priced, lower-quality companies represented in the Index saw their stock prices ascend further than the higher-quality names held by the Portfolio.
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
The Fund’s real estate investments produced negative returns for the year ending December 31, 2009, with decreases in the fair value of real property investments more than offsetting net investment income and increases in the fair value of Partnership Preference Units. Valuations of the real property investments decreased during the period due to further widening of capitalization rates and discount rates as well as weakening in other market metrics. The increases in capitalization rates and discount rates reflect the re-pricing of risk by commercial real estate investors and the reduced availability and increased cost of debt financing. These factors, along with general economic conditions, have kept transactional activity at levels significantly below that of recent years and have caused continued downward pressure on the valuations of real property investments. The fair value of Partnership Preference Units increased from December 31, 2008 due to the tightening of credit spreads, as the general market for preferreds and other fixed income securities improved during the period.
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
(b) Liquidity and Capital Resources.
Outstanding Borrowings. On March 24, 2010, the Fund terminated and repaid its credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. using proceeds from its credit arrangement with Bank of America (the Credit Facility).

The Credit Facility may be terminated by the lender on or after September 23, 2011 provided 180 days’ notice is given. Belcrest Capital may terminate the Credit Facility upon 30 days’ notice. In the event the lender exercises its ability to terminate the Credit Facility Belcrest Capital will seek alternative financing arrangements.
During the year ending December 31, 2010, the Fund decreased its initial commitment of $230.0 million under Credit Facility by an aggregate net amount of $30.0 million to an aggregate amount available for borrowing of $200.0 million.
As of December 31, 2010, the Fund had outstanding borrowings under the Credit Facility of $144.0 million and an unused loan commitment of $56.0 million.
Obligations under the Credit Facility are without recourse to Shareholders. The Fund is required under the Credit Facility to maintain at all times a specified asset coverage ratio. To comply with the terms of the Credit Facility, the Fund may be required to dispose of assets on unfavorable terms if market fluctuations or other factors reduce the required asset coverage to less than the prescribed amount. The rights of the lender under the Credit Facility to receive payments of interest on and repayments of principal of borrowings are senior to the rights of the Shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is outstanding any event of default under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s real estate investments. Following an event of default under the Credit Facility, the lender could elect to sell pledged assets of the Fund without regard to the tax or other consequences of such action for the Shareholders.
Liquidity. The Fund’s investment in Belvedere Company is redeemable on a daily basis at its net asset value subject to certain restrictions of the Belvedere Company operating agreement. During the year ending December 31, 2010, Fund redemptions from Belvedere Company included redemptions of shares of Belvedere Company for cash in the amount of $1.5 million. Such proceeds were used to pay down outstanding debt under the Credit Facility. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions primarily by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2010, the Portfolio had cash and short-term investments in the amount of $102.9 million. The Portfolio participates in a $450.0 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. Because the line of credit is not available exclusively to the Portfolio, it may be unable to borrow some or all of its requested amounts at any particular time. The Portfolio had no outstanding borrowings at December 31, 2010. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2010, the Portfolio held no illiquid assets.
The liquidity of Belcrest Realty’s investment in Lafayette is extremely limited and relies principally upon a liquidation agreement with the Operating Partner that is described in “Real Estate Joint Venture Investments” under “The Fund’s Real Estate Investments” in Item 1. A transfer of Belcrest Realty’s interest in Lafayette to a party other than the Operating Partner is restricted by the terms of the operative agreements of Lafayette and lender consent requirements. Belcrest Realty’s interest in Co-owned Property is generally illiquid. The Partnership Preference Units held by Belcrest Realty are not registered under the Securities Act and are subject to substantial restrictions on transfer. As such, they are considered illiquid.
(c) Off-Balance Sheet Arrangements.
The Fund does not have any relationships with unconsolidated entities that have been established solely for the purpose of facilitating off-balance sheet arrangements.

(d) The Fund’s Contractual Obligations.
The following table sets forth the amounts of payments due under the specified contractual obligations outstanding as of December 31, 2010:

	Payments due:
					More than 5
Type of Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Years

Long-Term Debt:
Borrowings under Credit Facility(1)	$144,000,000	$144,000,000	$—	$—	$—
Service Agreements(2)
Other Long-Term Liabilities:
Interest Rate Swap Agreement(3)	$1,101,072	$243,423	$486,846	$370,803	$—

Total	$145,101,072	$144,243,423	$486,846	$370,803	$—

(1)	The Fund has entered into a Credit Facility, as described in “Liquidity and Capital Resources” above. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s real estate investments. The Credit Facility is primarily used to finance the Fund’s equity in its real estate investments and to satisfy the liquidity needs of the Fund. Amount does not reflect interest.

(2)	The Fund and Belcrest Realty have entered into agreements with certain service providers pursuant to which the Fund and Belcrest Realty pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belcrest Realty (as applicable) or the service provider. For the year ending December 31, 2010, fees paid to Eaton Vance and its affiliates equaled approximately 1.37% of the Fund’s average net assets. Because these fees are based on the Fund’s assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

(3)	The Fund has entered into an interest rate swap agreement to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreements, the Fund makes payments to the counterparty, MLCS, at a predetermined fixed rate in exchange for floating rate payments that fluctuate with the one-month LIBOR. The amounts disclosed in the table represent the fixed interest amounts payable by the Fund. The periodic floating rate payments that the Fund expects to receive pursuant to the agreements reduce the fixed interest cost to the Fund. The swap agreement expires on July 10, 2015.
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
As of December 31, 2010, the fair value of the Fund’s real estate investments represented 16.4% of the Fund’s total assets. Valuations of the Fund’s Partnership Preference Units and Subsidiary Real Estate Investments are inherently uncertain because they involve the use of assumptions and estimates. If the assumptions and estimates used in the valuations were to change, it could materially impact the fair value of the Fund’s holdings of Partnership Preference Units and Subsidiary Real Estate Investments.
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
Mortgage notes payable, if applicable, which are generally without recourse to the Fund and Belcrest Realty, are generally stated at the amounts payable. A mortgage note payable may be adjusted to the fair value of the real property securing the mortgage note if the fair value of the real property is less than the outstanding principal balance.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(a) Quantitative Information About Market Risk.
Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate mortgage notes secured by the real property of the Subsidiary Real Estate Investments. Partnership Preference Units are fixed rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on the three-month LIBOR. The Fund has entered into an interest rate swap agreement to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreement, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month LIBOR. The Fund’s interest rate swap agreement will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.
The following table summarizes the contractual maturities and weighted-average interest rates associated with the Fund’s significant non-trading financial instruments. The Fund has no market risk sensitive instruments held for trading purposes. This information should be read in conjunction with Notes 10 and 11 to the Fund’s consolidated financial statements included in this Annual Report on Form 10-K.

Interest Rate Sensitivity
Cost, Principal (Notional) Amount
by Contractual Maturity and Callable Date
for the Twelve Months Ending December 31,*

						Fair Value as of
	2011	2012-2014	2015	Thereafter	Total	December 31, 2010

Rate sensitive liabilities:
Long-term debt:
Variable-rate Credit Facility	$144,000,000				$144,000,000	$144,000,000
Average interest rate	2.05%				2.05%

Rate sensitive derivative financial instruments:
Pay fixed/receive variable interest rate swap agreement			$3,870,000		$3,870,000	$(710,801)
Average pay rate			6.29%		6.29%
Average receive rate			0.56%		0.56%

Rate sensitive investments:
Fixed-rate Partnership Preference Units:
Essex Portfolio, L.P., 7.875% Series B Cumulative Redeemable Preferred Units, Callable 12/31/09, Current Yield: 8.90%	$15,209,090				$15,209,090	$13,272,660
Liberty Property Limited Partnership, 7.45% Series B Cumulative Redeemable Preferred Units, Callable 8/31/09, Current Yield: 8.70%	$6,250,000				$6,250,000	$5,352,500

MHC Operating Limited Partnership, 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable 3/24/10, Current Yield: 10.00%	$37,500,000				$37,500,000	$30,240,000
MHC Operating Limited Partnership, 7.95% Series F Cumulative Redeemable Perpetual Preference Units, Callable 6/30/10, Current Yield: 10.00%	$17,500,000				$17,500,000	$13,916,000
Vornado Realty L.P., 7% Series D-10 Cumulative Redeemable Preferred Units, Callable 11/17/08, Current Yield: 8.57%(1)	$7,936,273				$7,936,273	$9,799,658

*	The amounts listed reflect the Fund’s positions as of December 31, 2010. The Fund’s current positions may differ.

(1)	Belcrest Realty’s interest in these Partnership Preference Units is held through Bel Holdings.

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
Interests in the Real Estate Joint Venture, Co-owned Property and Partnership Preference Units are not registered under the federal securities laws and are subject to restrictions on transfer. Due to their illiquidity, they may be difficult to value and the ongoing value of the investments is uncertain. See “Critical Accounting Estimates” in Item 7(e).
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
Belcrest Realty’s investment in the Real Estate Joint Venture may be significantly concentrated in terms of geographic regions, property types and operators, increasing the Fund’s exposure to regional, property type and operator-specific risks. Given a lack of stand-alone operating history, limited diversification and relatively high financial leverage, the Real Estate Joint Venture is not equivalent in quality to real estate companies whose preferred equity or senior debt securities are rated investment grade. Distributable cash flows from the Real Estate Joint Venture may not be sufficient for Belcrest Realty to receive its fixed annual preferred return, or any returns in excess thereof.
The debt of Lafayette is fixed-rate, secured by its underlying properties and without recourse to Fund Shareholders and generally without recourse to Belcrest Realty and the Fund. Belcrest Realty and the Fund may be directly or indirectly responsible for certain liabilities constituting exceptions to the generally non-recourse nature of the mortgage indebtedness, including liabilities associated with fraud, misrepresentation, misappropriation of funds, breach of material covenants or liabilities arising from environmental conditions involving or affecting Real Estate Joint Venture properties. To the extent practicable, the Fund and Belcrest Realty will seek indemnification from the Operating Partner for certain of such potential liabilities. The availability of financing and other financial conditions can have a material impact on property values and therefore on the value of Real Estate Joint Venture assets. Mortgage debt of Lafayette normally cannot be refinanced prior to maturity without substantial penalties.
The ongoing value of Belcrest Realty’s investments in Lafayette is substantially uncertain. The real property held through Lafayette is stated at the fair value as described in Item 7(e). The policies for estimating the fair value of real estate investments involve significant judgments that are based upon a number of factors, which may include, without limitation, general economic conditions, the supply and demand for different types of real properties, the financial health of tenants, the timing of lease expirations and terminations, fluctuations in rental rates and operating costs, exposure to adverse environmental conditions and losses from casualty or condemnation, interest rates, availability of financing, managerial performance and government rules and regulations. Given that such valuations include many assumptions, fair values may differ from amounts ultimately realized.
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
Risks of Leverage. Although intended to add to returns, the borrowing of funds to purchase real estate investments exposes the Fund to the risk that the returns achieved on the real estate investments will be lower than the cost of borrowing to purchase such assets and that the leveraging of the Fund to buy such assets will therefore diminish the returns achieved by the Fund as a whole. In addition, there is a risk that the availability of financing will be interrupted at some future time, requiring the Fund to sell assets to repay outstanding borrowings or a portion thereof. It may be necessary to make such sales at unfavorable prices. The Fund’s obligations under the Credit Facility are secured by a pledge of its assets, excluding the Fund’s real estate investments. In the event of default, the lender could elect to sell assets of the Fund without regard to consequences of such action for Shareholders. The rights of the lender to receive payments of interest on and repayments of principal of borrowings under the Credit Facility are senior to the rights of the Shareholders. Under the terms of the Credit Facility, the Fund is not permitted to make distributions of cash or securities while there is a default or event of default outstanding under the Credit Facility. During such periods, the Fund would not be able to honor redemption requests or make cash distributions.
In addition, the rights of lenders under the mortgage notes used to finance Subsidiary Real Estate Investments are senior to Belcrest Realty’s right to receive cash distributions from the Subsidiary Real Estate Investments.
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements required by Item 8 begin on page 40 of this Annual Report on Form 10-K. The following is a summary of unaudited quarterly results of operations of the Fund for the years ending December 31, 2010 and 2009.

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Investment income	$7,949,443	$8,511,368	$8,290,427	$6,562,467
Net investment income	$6,076,732	$6,106,968	$5,749,297	$4,464,202
Net increase (decrease) in net assets from operations	$30,722,748	$(68,113,307)	$79,194,029	$77,758,677

Per share data(1) :
Investment income	$1.00	$1.14	$1.16	$0.96
Net investment income	$0.76	$0.82	$0.80	$0.65
Net increase (decrease) in net assets from operations	$3.87	$(9.11)	$11.07	$11.39

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Investment income	$9,981,040	$9,695,841	$8,263,379	$9,094,617
Net investment income	$7,999,802	$7,892,929	$6,585,769	$7,397,624
Net increase (decrease) in net assets from operations	$(145,471,589)	$37,993,435	$104,289,968	$46,944,612

Per share data(1) :
Investment income	$0.94	$0.99	$0.89	$1.07
Net investment income	$0.76	$0.80	$0.71	$0.87
Net increase (decrease) in net assets from operations	$(13.76)	$3.87	$11.26	$5.52

(1)	Based on average Shares outstanding.
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
Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Fund’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting. The Fund’s Chief Executive Officer and Chief Financial Officer have established and maintain internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Act.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Eaton Vance Management (Eaton Vance), as manager of Belcrest Capital Fund LLC (the Fund), with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer (collectively referred to in this report as management), is responsible for establishing and maintaining adequate internal control over financial reporting. The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Fund maintained effective internal control over financial reporting as of December 31, 2010.
The Fund’s independent registered public accounting firm has issued an attestation report on the Fund’s internal control over financial reporting. That report appears on the following page.
February 28, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Belcrest Capital Fund LLC and Subsidiaries
We have audited the internal control over financial reporting of Belcrest Capital Fund LLC and subsidiaries (the “Fund”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.
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
In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial highlights as of and for the year ended December 31, 2010 of the Fund and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial highlights.
DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 28, 2011

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
(a) Management.
Pursuant to the Fund’s LLC Agreement, the Fund’s manager, Eaton Vance, has the authority to conduct the Fund’s business. Eaton Vance appointed Thomas E. Faust Jr. to serve indefinitely as the Fund’s Chief Executive Officer on October 16, 2002. Eaton Vance appointed Andrew C. Frenette to serve indefinitely as the Fund’s Chief Financial Officer on January 22, 2007. Information about Messrs. Faust and Frenette appears below. As members of the Eaton Vance organization, Messrs. Faust and Frenette receive no compensation from the Fund for serving as Fund officers. There are no other officers of the Fund. The Fund does not have a board of directors or similar governing body.
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
The directors of Belcrest Realty are Messrs. Faust and Frenette. Mr. Frenette (36) is the President and portfolio manager of Belcrest Realty and the head of Boston Management’s real estate investment group, which has primary responsibility for providing research and analysis relating to the Fund’s real estate investments held through Belcrest Realty. Mr. Frenette is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 2006. Prior to joining Eaton Vance, Mr. Frenette was Manager of Finance — Investments and Acquisitions for GE Real Estate, a business unit of GE Commercial Finance. A majority of Mr. Frenette’s time is spent managing the real estate investments of Belcrest Realty and the real estate investment affiliates of other investment funds advised by Boston Management. Mr. Frenette serves on the board of managers of Lafayette. Other officers of Eaton Vance and Boston Management also serve as officers and/or directors of Lafayette.2 As disclosed under “The Eaton Vance Organization” in Item 1, Eaton Vance and Boston Management are wholly owned subsidiaries of Eaton Vance Corp. The non-voting common stock of Eaton Vance Corp. is listed and traded on the NYSE. All shares of the voting common stock of Eaton Vance Corp. are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc., a wholly owned subsidiary of Eaton Vance Corp., is the sole trustee of Eaton Vance and of Boston Management, each of which is a Massachusetts business trust. The names of the executive officers and the directors of Eaton Vance, Inc. and their ages and principal occupations (in addition to their responsibilities described above) are set forth below.
Thomas E. Faust Jr. (52) is Chief Executive Officer and President of Eaton Vance Corp., President and Director of Eaton Vance, Inc.,

[2]	Prior to December 1, 2010, William R. Cross, a Vice President of Eaton Vance and Boston Management, held the following positions currently held by Mr. Frenette: director of Belcrest Realty; President and portfolio manager of Belcrest Realty; head of Boston Management’s real estate investment group; and board member of Lafayette. Mr. Frenette assumed these positions when Mr. Cross transferred to another role within the Eaton Vance organization.

Chief Executive Officer and President of Eaton Vance and Boston Management, and Director of EV Distributors. He is also an officer of various other investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.
Frederick S. Marius (47) is Vice President, Secretary and Chief Legal Officer of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 2004.
Robert J. Whelan (49) is Vice President and Treasurer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also the Chief Financial Officer of Eaton Vance Corp. and Eaton Vance, Inc. and Vice President and Director of EV Distributors. He has been employed by Eaton Vance since 2007. Prior to joining Eaton Vance, Mr. Whelan was Executive Vice President and Chief Financial Officer for Boston Private Wealth Management Group from December 2004 to April 2007.
(b) Compliance with Section 16(a) of the Act.
Section 16(a) of the Act requires the Fund’s officers and directors and persons who own more than ten percent of the Fund’s Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund’s Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. To the best of the Fund’s knowledge, during the year ending December 31, 2010 no Section 16(a) filings were required by such persons or entities.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Security Ownership of Certain Beneficial Owners. As of February 11, 2011, the following person beneficially owned the percentage of Fund Shares indicated:

Name and Address of
Beneficial Owner	Percent of Class
Jeff Broad & Cindy Quane Trust	13.52%
SCA Investment Co. Ltd. as pledged to Merrill Lynch Bank USA as Pledgee	5.46%
Acuitya Mutual Insurance Company	5.25%
To the knowledge of the Fund, no other person beneficially owned more than 5% of the Shares of the Fund as of December 31, 2010.
Security Ownership of Management. As of February 11, 2011, Eaton Vance, the manager of the Fund, beneficially owned 113 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of February 11, 2011. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.
Changes in Control. Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Messrs. Faust and Frenette are currently the only “related persons” of the Fund (as that term is defined in Regulation S-K under the Securities Act and the Act). The Fund has instituted written policies and procedures to determine the existence of a reportable transaction under Item 404(a) of Regulation S-K. In accordance with such policies and procedures, Eaton Vance circulates an Executive Officer Questionnaire to each related person annually to determine the existence of a potential reportable transaction. Any transaction, or proposed transaction, in which the Fund was or is to be a participant and the amount of which exceeds $120,000 (and in which a related person had or will have a direct or indirect material interest) is required to be reviewed by the Audit Committee of the Board of Directors of Eaton Vance, Inc. The Fund did not have any reportable transactions under Item 404(a) of Regulation S-K during the year ending December 31, 2010.
The table below sets forth the fees paid or payable by, or allocable to, the Fund and Belcrest Realty for the years ending December 31, 2010 and 2009 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described in the following table.

	Year ending	Year ending
	December	December 31,
	31, 2010	2009
Fund Advisory and Administrative Fees*	$947,890	$997,271
Belcrest Realty Management Fees	$3,253,258	$3,637,121
Fund’s Allocable Portion of the Portfolio’s Advisory Fees**	$2,988,131	$3,238,375
Fund Servicing Fees	$245,133	$237,556
Fund’s Allocable Portion of Belvedere Company’s Servicing Fees	$983,166	$1,081,255
Aggregate Compensation Paid by the Fund to Eaton Vance and its Affiliates	$4,201,148	$4,634,392

*	Boston Management has agreed to waive the portion of the investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the Fund’s attributable share of the investment advisory and management fees payable by the Portfolio and Belcrest Realty, respectively, exceeds 0.60% of the average daily gross assets of the Fund. If the Fund invests in the EV money market fund, the advisory and administrative fee paid to Boston Management by the EV money market fund in respect of the Fund’s investment therein will be credited towards the Fund’s advisory and administrative fee payments, as applicable, reducing the amount of such fees otherwise payable. The amounts shown are net of reductions and amounts waived by Boston Management.

**	For the years ending December 31, 2010 and 2009, advisory fees paid or payable by the Portfolio totaled $40,626,632 and $41,375,335, respectively. For the year ending December 31, 2010, Belvedere Company’s allocable portion of that fee was $28,742,601 of which $2,988,131 was allocable to the Fund. For the year ending December 31, 2009, Belvedere Company’s allocable portion of that fee was $29,752,815, of which $3,238,375 was allocable to the Fund. The advisory fee payable by the Portfolio is reduced by the Portfolio’s allocable portion of the advisory fee paid by the EV money market fund, as applicable.

The Fund’s Investment Advisory and Administrative Fee. Under the terms of the Fund’s investment advisory and administrative agreement, Boston Management is entitled to receive, subject to the fee waiver described in the next sentence, a monthly advisory and administrative fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of the Fund. Boston Management has agreed to waive that portion of the monthly investment advisory and administrative fee payable by the Fund to the extent that such fee, together with the Fund’s attributable share of the monthly advisory and management fees for such month payable by the Portfolio and Belcrest Realty, respectively, exceeds 1/20 of 1% of the average daily gross investment assets of the Fund. The term gross investment assets as used in the agreement means the value of all assets of the Fund other than the Fund’s investment in Belcrest Realty minus the sum of the Fund’s liabilities other than the principal amount of money borrowed.
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
The Portfolio’s Investment Advisory Fee. Under the terms of the Portfolio’s investment advisory agreement with Boston Management, Boston Management receives a monthly advisory fee as follows:

Average Daily Net Assets for the	Annual Fee Rate
Month	(for each level)

Up to $500 million	0.6250%
$500 million but less than $1 billion	0.5625%
$1 billion but less than $1.5 billion	0.5000%
$1.5 billion but less than $7 billion	0.4375%
$7 billion but less than $10 billion	0.4250%
$10 billion but less than $15 billion	0.4125%
$15 billion but less than $20 billion	0.4000%
$20 billion but less than $25 billion	0.3900%
$25 billion and over	0.3800%
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
Certain Real Estate Investment Transactions. During the year ending December 31, 2010, Belcrest Realty did not enter into any real estate investment transactions with affiliates.

Item 14. Principal Accounting Fees and Services.
The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund’s annual financial statements for the years ending December 31, 2010 and 2009 and fees billed for other services rendered by Deloitte & Touche LLP during those periods, including fees charged by Deloitte & Touche LLP to the Fund’s consolidated subsidiaries.

	Year ending December 31,
	2010	2009

Audit fees	$88,443	$113,825
Tax fees (1)	$183,500	$235,000

Total	$271,943	$348,825

(1)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte Tax LLP for tax compliance, tax advice and tax planning.
The Audit Committee of the Board of Directors of Eaton Vance, Inc. reviews all audit, audit-related, tax and other fees at least annually. The Audit Committee of the Board of Directors of Eaton Vance, Inc., pre-approved all audit and tax services for the years ending December 31, 2010 and 2009. The Audit Committee of the Board of Directors of Eaton Vance, Inc. has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Please see the Fund’s consolidated financial statements which begin on page 40 of this Annual Report on Form 10-K. Please see the Portfolio’s financial statements which begin on page 74 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K:

None.

(c)	A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 85 hereof.

Appendix A
Belcrest Capital Fund LLC’s (The Fund) Investment Structure
as of December 31, 2010

(A)	The Fund is a Massachusetts limited liability company. Eaton Vance Management is the manager of the Fund; Boston Management and Research (Boston Management) is the Fund’s investment adviser.

(B)	Belvedere Capital Fund Company LLC (Belvedere Company) is a Massachusetts limited liability company. Boston Management is the manager of Belvedere Company.

(C)	Tax-Managed Growth Portfolio (the Portfolio) is a Massachusetts trust. Boston Management is the investment adviser of the Portfolio.

(D)	Belcrest Realty Corporation (Belcrest Realty) is a Delaware corporation. Boston Management is the manager of Belcrest Realty. Belcrest Realty also holds direct investments in partnership preference units.

(E)	Lafayette Real Estate LLC is a Delaware limited liability company. Belcrest Realty owns a majority economic interest in this real estate joint venture.

(F)	Bel Holdings LLC (Bel Holdings) is a Delaware limited liability company. Belcrest Realty owns a minority interest in Bel Holdings, which owns partnership preference units issued by Vornado Realty L.P.

(G)	Bel Stamford I LLC (Bel Stamford I) is a Delaware limited liability company. Bel Stamford I is a wholly owned subsidiary of Belcrest Realty and owns a tenancy-in-common interest in real property.

Belcrest Capital Fund LLC	December 31, 2010
Consolidated Portfolios of Investments

Investment in Belvedere Capital Fund Company LLC — 101.8% and 108.1%

	December 31, 2010		December 31, 2009

Security	Shares	Value	Shares	Value

Investment in Belvedere Capital Fund Company LLC (Belvedere Company)(1)	3,634,344	$659,946,022	4,359,219	$705,444,925

Total Investment in Belvedere Company
(identified cost, $294,300,162 and $406,197,404)		$659,946,022		$705,444,925

Partnership Preference Units — 11.2% and 10.6%

Security	Units	Value	Units	Value

Bel Holdings LLC†(2)(3)(4)	68,002	$9,799,658	73,986	$9,262,977
Essex Portfolio, L.P. (California Limited Partnership affiliate of Essex Property Trust, Inc.), 7.875% Series B Cumulative Redeemable Preferred Units, Callable from 12/31/09†(2)	300,000	13,272,660	300,000	12,714,660
Liberty Property Limited Partnership (Pennsylvania Limited Partnership affiliate of Liberty Property Trust), 7.45% Series B Cumulative Redeemable Preferred Units, Callable from 8/31/09†(2)	250,000	5,352,500	250,000	4,850,000
MHC Operating Limited Partnership (Illinois Limited Partnership affiliate of Equity Lifestyle Properties, Inc.), 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable from 3/24/10†(2)	1,500,000	30,240,000	1,500,000	29,070,000
MHC Operating Limited Partnership (Illinois Limited Partnership affiliate of Equity Lifestyle Properties, Inc.), 7.95% Series F Cumulative Redeemable Perpetual Preference Units, Callable from 6/30/10†(2)	700,000	13,916,000	700,000	13,377,000

Total Partnership Preference Units
(identified cost, $84,395,363 and $85,093,960)		$72,580,818		$69,274,637

Real Estate Joint Ventures — 8.5% and 11.1%

Description		Value		Value

Investment in Allagash Property Trust (a majority economic interest of — % and 87.1% in Allagash Property Trust which invests in nineteen industrial distribution properties located in seven states)(2)(4)		$—		$27,493,165
Investment in Lafayette Real Estate LLC (a majority economic interest of 65.7% and 68.9% in Lafayette Real Estate LLC which invests in twelve office properties located in Virginia)(2)(4)		55,149,311		45,082,179

Total Real Estate Joint Ventures
(identified cost, $82,935,329 and $262,241,300)		$55,149,311		$72,575,344

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2010
Consolidated Portfolios of Investments (continued)

Co-owned Property — 0.5% and 0.4%

	December 31, 2010		December 31, 2009

Description		Value		Value

Bel Stamford I LLC (a single member LLC with a 10.0% tenancy-in-common interest in an office property located in Connecticut)(2)(4)		$2,926,700		$2,335,863

Total Co-owned Property
(identified cost, $8,627,832 and $8,036,995)		$2,926,700		$2,335,863

Short-Term Investments — 0.5% and 0.2%

	Interest		Interest
	(000’s		(000’s
Description	omitted)	Value	omitted)	Value

Cash Management Portfolio, — % and 0.00%(1)(4)(5)	—	$—	1,338	$1,338,012
Eaton Vance Cash Reserves Fund, LLC, 0.22% and — %(1)(4)(5)	3,231	3,230,918	—	—

Total Short-Term Investments
(identified cost, $3,230,918 and $1,338,012)		$3,230,918		$1,338,012

Total Investments — 122.5% and 130.4%
(identified cost, $473,489,604 and $762,907,671)		$793,833,769		$850,968,781

Other Assets, Less Liabilities — (22.5)% and (30.4)%		$(145,797,638)		$(198,291,550)

Net Assets — 100.0% and 100.0%		$648,036,131		$652,677,231

†	Security exempt from registration under the Securities Act of 1933. At December 31, 2010 and 2009, the value of these securities totaled $72,580,818 and $69,274,637 or 11.2% and 10.6% of net assets, respectively.

(1)	Investment has been pledged as collateral for the Credit Facility (Note 11A).

(2)	Investment valued at fair value using methods determined in good faith by or at the direction of the manager of Belcrest Realty Corporation.

(3)	The sole investment of Bel Holdings LLC is as follows: Vornado Realty L.P. (Delaware limited partnership affiliate of Vornado Realty Trust), 7% Series D-10 Cumulative Redeemable Preferred Units, callable from 11/17/08. This security is exempt from registration under the Securities Act of 1933.

(4)	Investment is presented as other affiliated investments in the Consolidated Statements of Assets and Liabilities.

(5)	Affiliated investment company available to Eaton Vance portfolios and funds, which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2010 and 2009, respectively.

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2010
Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities

	December 31,

Assets	2010	2009

Investment in Belvedere Company, at value (identified cost, $294,300,162 and $406,197,404, respectively)	$659,946,022	$705,444,925
Other affiliated investments, at value (identified cost, $102,730,352 and $280,251,177, respectively)	71,106,587	85,512,196
Unaffiliated investments, at value (identified cost, $76,459,090 and $76,459,090, respectively)	62,781,160	60,011,660
Cash	1,222,976	1,212,932
Interest receivable from affiliated investment	663	—
Other assets	260,879	567,345

Total assets	$795,318,287	$852,749,058

Liabilities

Loan payable — Credit Facility	$144,000,000	$194,500,000
Payable for Fund shares redeemed	1,546,143	568,252
Interest payable for open interest rate swap agreements	1,848	61,852
Open interest rate swap agreements, at value	710,801	3,241,582
Payable to affiliate for investment advisory and administrative fees	238,957	367,161
Payable to affiliate for servicing fee	70,992	56,209
Other accrued expenses:
Interest expense	137,324	70,764
Other expenses and liabilities	576,091	1,206,007

Total liabilities	$147,282,156	$200,071,827

Net Assets	$648,036,131	$652,677,231

Shareholders’ Capital	$648,036,131	$652,677,231

Shares Outstanding (unlimited number of shares authorized)	6,671,766	8,125,199

Net Asset Value and Redemption Price per Share	$97.13	$80.33

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2010
Consolidated Financial Statements (continued)

Consolidated Statements of Operations

	Year Ended December 31,

Investment Income	2010	2009	2008

Dividends allocated from Belvedere Company (net of foreign taxes, $150,341, $222,476 and $419,463, respectively)	$12,472,682	$16,798,122	$34,587,301
Interest allocated from Belvedere Company	10,225	53,352	509,043
Security lending income allocated from Belvedere Company, net	—	—	80,317
Expenses allocated from Belvedere Company	(4,127,587)	(4,525,297)	(9,404,427)

Net investment income allocated from Belvedere Company	$8,355,320	$12,326,177	$25,772,234
Net investment income allocated from Real Estate Joint Ventures	16,300,186	17,706,930	17,965,150
Distributions from Partnership Preference Units	6,061,563	6,447,403	8,429,406
Net investment income allocated from Co-owned Property	589,670	552,265	241,961
Interest	240	256	404,323
Interest allocated from affiliated investments	7,475	13,581	109,863
Expenses allocated from affiliated investments	(749)	(11,735)	(17,298)

Total investment income	$31,313,705	$37,034,877	$52,905,639

Expenses

Investment advisory and administrative fees	$4,201,148	$4,634,392	$7,020,591
Distribution and servicing fees	245,133	237,556	1,756,265
Interest expense on Credit Facility	3,874,651	1,624,286	15,958,913
Custodian and transfer agent fee	48,644	60,946	58,904
Miscellaneous	546,985	601,573	1,009,134

Total expenses	$8,916,561	$7,158,753	$25,803,807

Deduct —
Reduction of investment advisory and administrative fees	$—	$—	$1,304,533
Reduction of custodian and transfer agent fee	55	—	—

Total expense reductions	$55	$—	$1,304,533

Net expenses	$8,916,506	$7,158,753	$24,499,274

Net investment income	$22,397,199	$29,876,124	$28,406,365

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2010
Consolidated Financial Statements (continued)

Consolidated Statements of Operations (continued)

	Year Ended December 31,

Realized and Unrealized Gain (Loss)	2010	2009	2008

Net realized gain (loss) —
Investments and foreign currency transactions allocated from Belvedere Company (identified cost basis)(1)	$2,770,704	$(59,270,474)	$(26,802,134)
Investment transactions in Partnership Preference Units (identified cost basis)	119,339	(12,744,455)	(17,127,051)
Investment transactions in Real Estate Joint Ventures	(137,644,457)	(2,033,278)	—
Investment transactions in other real estate	—	—	(7,279,512)
Investment transactions allocated from affiliated investments	383	1,947	—
Interest rate swap agreements(2)	(2,894,857)	(9,654,679)	(6,764,123)

Net realized loss	$(137,648,888)	$(83,700,939)	$(57,972,820)

Change in unrealized appreciation (depreciation) —
Investments and foreign currency allocated from Belvedere Company (identified cost basis)	$66,398,339	$176,008,259	$(608,715,768)
Investment in Partnership Preference Units (identified cost basis)	4,004,778	30,733,258	(6,190,383)
Investment in Real Estate Joint Ventures	161,879,938	(112,627,913)	(45,057,317)
Investment in Co-owned Property	—	(2,799,999)	(2,901,133)
Investment in other real estate	—	—	7,279,512
Interest rate swap agreements	2,530,781	6,267,636	(11,159,292)

Net change in unrealized appreciation (depreciation)	$234,813,836	$97,581,241	$(666,744,381)

Net realized and unrealized gain (loss)	$97,164,948	$13,880,302	$(724,717,201)

Net increase (decrease) in net assets from operations	$119,562,147	$43,756,426	$(696,310,836)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $6,775,108, $(19,875,475) and $31,309,922, respectively.

(2)	Amounts include net interest incurred in connection with periodic settlement of interest rate swap agreements of $(2,894,857), $(7,958,380) and $(6,083,785), respectively (Note 2G).

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2010
Consolidated Financial Statements (continued)

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,

Increase (Decrease) in Net Assets	2010	2009	2008

From operations —
Net investment income	$22,397,199	$29,876,124	$28,406,365
Net realized loss from investment transactions, foreign currency transactions and interest rate swap agreements	(137,648,888)	(83,700,939)	(57,972,820)
Net change in unrealized appreciation (depreciation) of investments, foreign currency and interest rate swap agreements	234,813,836	97,581,241	(666,744,381)

Net increase (decrease) in net assets from operations	$119,562,147	$43,756,426	$(696,310,836)

Transactions in Fund shares —
Net asset value of Fund shares issued to Shareholders in payment of distributions declared	$600,452	$4,083,889	$9,706,988
Net asset value of Fund shares redeemed	(122,796,610)	(190,776,429)	(293,939,716)

Net decrease in net assets from Fund share transactions	$(122,196,158)	$(186,692,540)	$(284,232,728)

Distributions —
Distributions to Shareholders	$(2,007,089)	$(13,268,132)	$(29,966,576)
Special Distributions	—	—	(1,066,441)

Total distributions	$(2,007,089)	$(13,268,132)	$(31,033,017)

Net decrease in net assets	$(4,641,100)	$(156,204,246)	$(1,011,576,581)

Net Assets

At beginning of year	$652,677,231	$808,881,477	$1,820,458,058

At end of year	$648,036,131	$652,677,231	$808,881,477

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2010
Consolidated Financial Statements (continued)

Consolidated Statements of Cash Flows

	Year Ended December 31,

Increase (Decrease) in Cash	2010	2009	2008

Cash Flows From Operating Activities —
Net increase (decrease) in net assets from operations	$119,562,147	$43,756,426	$(696,310,836)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by operating activities —
Net investment income allocated from Belvedere Company	(8,355,320)	(12,326,177)	(25,772,234)
Net investment income allocated from Real Estate Joint Ventures	(16,300,186)	(17,706,930)	(17,965,150)
Payments from Real Estate Joint Ventures	15,679,809	13,716,564	10,825,385
Net investment income allocated from Co-owned Property	(589,670)	(552,265)	(241,961)
Payments to Co-owned Property	(1,167)	(2,063)	(8,334)
Amortization of deferred loan costs — Credit Facility	310,466	—	—
(Increase) decrease in affiliated investment and interest receivable from affiliated investment	(1,893,186)	(636,352)	3,511,598
Decrease in distributions and interest receivable	—	—	470
Decrease in interest receivable for open interest rate swap agreements	—	—	21,380
(Increase) decrease in other assets	(4,000)	(567,345)	222,282
Increase (decrease) in interest payable for open interest rate swap agreements	(60,004)	(21,917)	83,769
Decrease in payable to affiliate for investment advisory and administrative fees	(128,204)	(81,218)	(87,080)
Increase (decrease) in payable to affiliate for distribution and servicing fees	14,783	(17,506)	(246,898)
Increase (decrease) in accrued interest and other accrued expenses and liabilities	28,444	634,697	(381,309)
Increases in Partnership Preference Units	(6,151)	(7,997)	(13,374)
Proceeds from sales of Partnership Preference Units	824,087	23,224,548	58,797,083
Proceeds from sale of investment in Real Estate Joint Venture	42,281,891	—	—
Purchase of investment in Co-owned Property	—	—	(7,232,372)
Decreases in investment in Belvedere Company	1,500,000	106,100,000	205,000,000
Proceeds from sale of interest rate swap agreement	—	—	51,166
Payments for termination of interest rate swap agreements	—	(1,696,299)	(710,151)
Net interest incurred on interest rate swap agreements	(2,894,857)	(7,958,380)	(6,083,785)
Net realized loss from investment transactions, foreign currency transactions and interest rate swap agreements	137,648,888	83,700,939	57,972,820
Net change in unrealized (appreciation) depreciation of investments, foreign currency and interest rate swap agreements	(234,813,836)	(97,581,241)	666,744,381

Net cash flows provided by operating activities	$52,803,934	$131,977,484	$248,176,850

Cash Flows From Financing Activities —
Proceeds from Credit Facility (Note 11A)	$193,000,000	$—	$11,000,000
Repayments of Credit Facility (Note 11A)	(243,500,000)	(121,500,000)	(237,000,000)
Payment for deferred loan costs — Credit Facility	(575,000)	—	—
Payments for Fund shares redeemed	(295,453)	(758,965)	(2,206,897)
Distributions paid to Shareholders	(1,406,637)	(9,205,776)	(20,259,588)
Payment of Special Distributions	—	(1,044,908)	—
Distributions paid to minority investors	(16,800)	(16,800)	(16,800)

Net cash flows used in financing activities	$(52,793,890)	$(132,526,449)	$(248,483,285)

Net increase (decrease) in cash	$10,044	$(548,965)	$(306,435)

Cash at beginning of year	$1,212,932	$1,761,897	$2,068,332

Cash at end of year	$1,222,976	$1,212,932	$1,761,897

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2010
Consolidated Financial Statements (continued)

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,

Supplemental Disclosure and Non-cash Operating and Financing Activities	2010	2009	2008

Interest paid on loan — Credit Facility	$3,497,625	$1,594,785	$16,319,582
Interest paid on interest rate swap agreements, net	$2,954,861	$7,980,297	$5,978,636
Reinvestment of distributions paid to Shareholders	$600,452	$4,083,889	$9,706,988
Market value of securities distributed in payment of redemptions	$121,523,266	$189,935,247	$292,595,991
Swap interest receivable sold in conjunction with the sale of the interest rate swap agreement	$—	$—	$21,353

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2010
Consolidated Financial Statements (continued)

Financial Highlights

	Year Ended December 31,

	2010	2009	2008

Net asset value — Beginning of year	$80.330	$74.710	$132.810

Income (loss) from operations

Net investment income(1)	$3.048	$3.134	$2.239
Net realized and unrealized gain (loss)	14.002	3.716	(58.055)

Total income (loss) from operations	$17.050	$6.850	$(55.816)

Distributions

Distributions to Shareholders	$(0.250)	$(1.230)	$(2.200)
Special Distributions(1)	—	—	(0.084)

Total distributions	$(0.250)	$(1.230)	$(2.284)

Net asset value — End of year	$97.130	$80.330	$74.710

Total Return(2)	21.26%	9.51%	(42.72)%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, distribution and servicing fees and other operating expenses(3)(4)	1.50%	1.52%	1.30%
Interest and other borrowing costs(3)(5)	0.63%	0.25%	1.15%

Total expenses	2.13%	1.77%	2.45%

Net investment income(5)	3.66%	4.53%	2.06%

Ratios as a percentage of average gross assets(6)

Investment advisory and administrative fees, distribution and servicing fees and other operating expenses(3)(4)	0.77%	0.77%	0.78%
Interest and other borrowing costs(3)(5)	0.32%	0.12%	0.70%

Total expenses	1.09%	0.89%	1.48%

Net investment income(5)	1.87%	2.26%	1.24%

Supplemental Data

Net assets, end of year (000’s omitted)	$648,036	$652,677	$808,881
Portfolio turnover of Tax-Managed Growth Portfolio(7)	2%	3%	3%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested (except for Special Distributions).

(3)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).

(4)	Includes Belcrest Capital’s share of Belvedere Capital Fund Company LLC’s allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.

(5)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.

(6)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments.

(7)	Includes the value of portfolio securities contributed or distributed as a result of in-kind shareholder transactions. The turnover rates for the years ended December 31, 2009 and 2008 were previously presented in a footnote to the Financial Highlights.

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2010
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

Separate from its investment in the Portfolio through Belvedere Company, Belcrest Capital invests in real estate investments through a controlled subsidiary, Belcrest Realty Corporation (Belcrest Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), an investment in a real estate joint venture (Real Estate Joint Venture) and a tenancy-in-common interest in real property (Co-owned Property). In November 2010, Belcrest Realty sold its interest in the Allagash Property Trust (Allagash) Real Estate Joint Venture. Belcrest Realty previously invested in certain debt and common equity investments in two private real estate companies that were sold in June 2008.

2 Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed in the preparation of the consolidated financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America (GAAP).

Management has evaluated all subsequent events and transactions through February 28, 2011, the date the consolidated financial statements were issued, for possible adjustment to and/or disclosure in the consolidated financial statements.

A Principles of Consolidation. The consolidated financial statements include the accounts of Belcrest Capital and its subsidiaries (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

Investments in which the Fund cannot exercise a majority voting interest, but in which the Fund has the ability to exercise significant influence over operating and financial policies, are presented using the equity method and stated at fair value (Note 2F). Real Estate Joint Ventures and Co-owned Property are presented using the equity method. Under the equity method, Real Estate Joint Ventures and Co-owned Property are initially recognized in the Consolidated Statements of Assets and Liabilities at cost (provided such cost is indicative of fair value) and are subsequently adjusted to reflect the Fund’s proportionate share of the net increase (decrease) in net assets from operations of Real Estate Joint Ventures and Co-owned Property. Real Estate Joint Ventures and Co-owned Property are also adjusted to reflect distributions, contributions, advances in the form of loans, interest earned on advances and certain other adjustments, as appropriate.

B Reclassification and Presentation. The December 31, 2009 Consolidated Statement of Assets and Liabilities had previously not provided separate disclosure of other affiliated investments. The presentation herein has been

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

corrected so that such presentation is made. Specifically, investments with a market value and cost of $85,512,196 and $280,251,177, respectively, were reclassified from unaffiliated investments and affiliated investment to other affiliated investments.

C Basis of Presentation. Belcrest Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at amounts payable.

D Cash. The Fund considers deposits in banks that can be liquidated without prior notice or penalty to be cash.

E Investment Costs. The financial reporting cost basis of the Fund’s investment in Belvedere Company is the aggregate initial fair value of all securities contributed to Belvedere Company by the Fund adjusted for the estimated allocation of the Fund’s share of net investment income or loss and net realized gain or loss of Belvedere Company as well as other adjustments including the value of securities and cash contributed to Belvedere Company and received from Belvedere Company for redemptions or distributions. The tax cost basis of the Fund’s investment in Belvedere Company is the aggregate tax cost basis of all securities contributed to Belvedere Company by the Fund adjusted for the Fund’s share of income or loss and net realized capital gain or loss of Belvedere Company determined in accordance with income tax regulations as well as other adjustments including, but not limited to, basis adjustments determined in accordance with the income tax regulations, and the tax cost basis of securities and cash contributed to Belvedere Company and received from Belvedere Company for redemptions or distributions.

The financial reporting cost basis of the Fund’s Partnership Preference Units purchased by the Fund is the purchase cost. The financial reporting cost basis of the Fund’s real estate investments accounted for using the equity method is the purchase cost adjusted to reflect the Fund’s proportionate share of the net investment income or loss and net realized gain or loss of such real estate investment as well as other adjustments, as appropriate, including cash contributions and distributions. The tax cost basis of the Fund’s real estate investments purchased by the Fund is typically the purchase cost adjusted for certain items including depreciation of real estate assets and distributions treated as a return of capital for tax purposes.

F Investment and Other Valuations. The Fund invests in shares of Belvedere Company, Partnership Preference Units, Real Estate Joint Ventures and Co-owned Property. The Real Estate Joint Ventures and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund). Prior to February 2010, the Fund invested cash in Cash Management Portfolio (Cash Management). Cash Reserves Fund and Cash Management are affiliated investment companies managed by Eaton Vance Management (Eaton Vance) and Boston Management and Research (Boston Management), respectively. Boston Management is a subsidiary of Eaton Vance which is wholly owned by Eaton Vance Corp. Additionally, Belcrest Capital has entered into interest rate swap agreements (Note 10). Belvedere Company’s only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Valuation of securities by the Portfolio is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included elsewhere in this report. Boston Management makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

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

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

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

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

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

G Interest Rate Swaps. Belcrest Capital has entered into interest rate swap agreements to fix the cost of a portion of its borrowings under the Credit Facility (Note 11A). Pursuant to the agreements, Belcrest Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). Net interest paid and accrued or received and earned is recorded as realized gains or losses and changes in the underlying values of the swaps are recorded as unrealized appreciation (depreciation), each in the Consolidated Statements of Operations.

H Income. Belvedere Company’s net investment income or loss consists of Belvedere Company’s pro rata share of the net investment income or loss of the Portfolio, less all expenses of Belvedere Company, determined in accordance with GAAP.

The Fund’s net investment income or loss consists of the Fund’s pro rata share of the net investment income or loss of Belvedere Company, the Fund’s pro rata share of the net investment income or loss of Cash Reserves Fund and Cash Management, plus all net investment income earned on the Fund’s real estate investments, less all expenses of the Fund, determined in accordance with GAAP.

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

I Deferred Loan Costs. Deferred loan costs are amortized over the term of the related debt and are included in other assets. Amortization expense of deferred loan costs is included in interest expense.

J Income Taxes. Belcrest Capital, Belvedere Company and the Portfolio are treated as partnerships for federal income tax purposes. As a result, Belcrest Capital, Belvedere Company and the Portfolio do not incur federal income tax liability, and the Shareholders and partners thereof are individually responsible for taxes on items of

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

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

The Fund files numerous U.S. federal, state and local income, and franchise tax returns. With few exceptions the Fund is not subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2007.

K Investment Transactions. Investment transactions for financial statement purposes are accounted for on a trade date basis. Realized gains and losses on investments sold are determined on the basis of identified cost.

L Expense Reduction. State Street Bank and Trust Company (SSBT) serves as custodian and transfer agent of the Fund. Pursuant to the custodian and transfer agent agreement, SSBT receives a fee reduced by credits, which are determined based on the average daily cash balance the Fund maintains with SSBT. All credit balances used to reduce the Fund’s custodian and transfer agent fees are reported as a reduction of expenses in the Consolidated Statements of Operations.

M Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

N Indemnifications and Guarantees. Under Belcrest Capital’s operating agreement, Belcrest Capital’s officers, its manager, investment adviser, and any affiliate, associate, officer, employee or trustee thereof, and any manager, director, officer or employee of Belcrest Realty or any other subsidiary may be indemnified against certain liabilities and expenses arising out of their duties to the Fund. Shareholders also may be indemnified against personal liability for the liabilities of Belcrest Capital. Additionally, in the normal course of business, the Fund enters into agreements with service providers, lenders and counterparties that may contain indemnification or guarantee clauses. The Fund’s maximum exposure under these arrangements is unknown, as this would involve possible future claims that may be made against the Fund that have not yet occurred.

3 Fair Value Measurements

GAAP establishes a three-tier hierarchy to prioritize the assumptions, referred to as inputs, used in valuation techniques to measure fair value. The three levels of the fair value hierarchy are described below.

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions about the inputs market participants would use in valuing the investment. Investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable. The Fund’s assets classified as Level 3 as of December 31, 2010 and 2009 represent 16.4% and 16.9% of the Fund’s total assets, respectively.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of December 31, 2010 and 2009.

	Fair Value Measurements at December 31, 2010
Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company(1)	$659,946,022	$—	$659,946,022	$—
Partnership Preference Units	72,580,818	—	—	72,580,818
Real Estate Joint Venture	55,149,311	—	—	55,149,311
Co-owned Property	2,926,700	—	—	2,926,700
Short-Term Investment	3,230,918	—	3,230,918	—

Total	$793,833,769	$—	$663,176,940	$130,656,829

Liabilities
Interest Rate Swap Agreement	$710,801	$—	$710,801	$—

(1)	Belvedere Company’s only investment is an interest in the Portfolio, a management investment company registered under the 1940 Act that invests primarily in a diversified portfolio of equity securities. Belvedere Company’s investment in the Portfolio is classified as Level 1. However, because the Fund invests in the Portfolio through Belvedere Company, which is not registered under the 1940 Act, the Fund’s investment in Belvedere Company is classified as Level 2. The Fund’s investment in Belvedere Company is redeemable on a daily basis at its net asset value subject to certain restrictions of the Belvedere Company operating agreement. The fair value of the Fund’s investment in Belvedere Company is the Fund’s pro rata share of the net asset value of Belvedere Company. The transfer of the Fund’s investment in Belvedere Company from Level 1 to Level 2 for the year ended December 31, 2010 takes into consideration these items along with accounting guidance regarding fair value measurements.

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

	Fair Value Measurements at December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$705,444,925	$705,444,925	$—	$—
Partnership Preference Units	69,274,637	—	—	69,274,637
Real Estate Joint Ventures	72,575,344	—	—	72,575,344
Co-owned Property	2,335,863	—	—	2,335,863
Short-Term Investment	1,338,012	1,338,012	—	—

Total	$850,968,781	$706,782,937	$—	$144,185,844

Liabilities
Interest Rate Swap Agreements	$3,241,582	$—	$3,241,582	$—

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2010, 2009 and 2008.

	Level 3 Fair Value Measurements for the
	Year Ended December 31, 2010
	Partnership	Real Estate
	Preference	Joint	Co-owned
	Units	Ventures	Property	Total

Beginning balance as of December 31, 2009	$69,274,637	$72,575,344	$2,335,863	$144,185,844
Net realized gain (loss)	119,339	(137,644,457)	—	(137,525,118)
Net change in unrealized appreciation (depreciation)	4,004,778	161,879,938	—	165,884,716
Net sales	(817,936)	(42,281,891)	—	(43,099,827)
Net investment income(1)	—	16,300,186	589,670	16,889,856
Other(2)	—	(15,679,809)	1,167	(15,678,642)

Ending balance as of December 31, 2010	$72,580,818	$55,149,311	$2,926,700	$130,656,829

Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2010	$4,054,780	$9,711,775	$—	$13,766,555

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

	Level 3 Fair Value Measurements for the
	Year Ended December 31, 2009
	Partnership	Real Estate
	Preference	Joint	Co-owned
	Units	Ventures	Property	Total

Beginning balance as of December 31, 2008	$74,502,385	$183,246,169	$4,581,534	$262,330,088
Net realized loss	(12,744,455)	(2,033,278)	—	(14,777,733)
Net change in unrealized appreciation (depreciation)	30,733,258	(112,627,913)	(2,799,999)	(84,694,654)
Net sales	(23,216,551)	—	—	(23,216,551)
Net investment income(1)	—	17,706,930	552,265	18,259,195
Other(2)	—	(13,716,564)	2,063	(13,714,501)

Ending balance as of December 31, 2009	$69,274,637	$72,575,344	$2,335,863	$144,185,844

Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2009	$17,322,191	$(112,627,913)	$(2,799,999)	$(98,105,721)

	Level 3 Fair Value Measurements for the
	Year Ended December 31, 2008
	Partnership	Real Estate
	Preference	Joint	Co-owned	Other
	Units	Ventures	Property	Real Estate	Total

Beginning balance as of December 31, 2007	$156,603,528	$221,163,721	$—	$0	$377,767,249
Net realized loss	(17,127,051)	—	—	(7,279,512)	(24,406,563)
Net change in unrealized appreciation (depreciation)	(6,190,383)	(45,057,317)	(2,901,133)	7,279,512	(46,869,321)
Net purchases (sales)	(58,783,709)	—	7,232,372	—	(51,551,337)
Net investment income(1)	—	17,965,150	241,961	—	18,207,111
Other(2)	—	(10,825,385)	8,334	—	(10,817,051)

Ending balance as of December 31, 2008	$74,502,385	$183,246,169	$4,581,534	$—	$262,330,088

Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2008	$(34,894,968)	$(45,057,317)	$(2,901,133)	$—	$(82,853,418)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents net capital contributions (distributions) recorded using the equity method of accounting.

4 Shareholder Transactions

Belcrest Capital may issue an unlimited number of full and fractional Fund shares. Transactions in Fund shares were as follows:

	Year Ended December 31,
	2010	2009	2008

Issued to Shareholders electing to receive payment of distributions in Fund shares	7,630	60,075	80,603
Redemptions	(1,461,063)	(2,761,170)	(2,961,907)

Net decrease	(1,453,433)	(2,701,095)	(2,881,304)

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

At December 31, 2010, one Shareholder owned 13% of the Fund’s shares outstanding.

5 Distributions to Shareholders

Belcrest Capital intends to distribute at the end of each year, or shortly thereafter, an amount approximately equal to the taxes payable on its net investment income allocated to Shareholders. Prior to December 31, 2009, the Fund had distributed all of its net investment income to Shareholders.

Belcrest Capital also intends to distribute at the end of each year, or shortly thereafter, approximately 18% of its net realized capital gains, if any, other than precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event with respect to a security contributed by that Shareholder or such Shareholder’s predecessor in interest. Whenever a distribution in respect of a precontribution gain is made, Belcrest Capital intends to make a supplemental distribution to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and supplemental distributions. Capital gain distributions that are made with respect to realized precontribution gains and the associated supplemental distributions (collectively, Special Distributions) are made solely to the Shareholders to whom such realized precontribution gain is allocated. There were no Special Distributions accrued during the years ended December 31, 2010 and 2009. Special Distributions of $1,044,908 were accrued during the year ended December 31, 2008 and subsequently paid during the year ended December 31, 2009.

The Fund’s distributions generally are based on determinations of net investment income and net realized capital gains for federal income tax purposes. Such amounts may differ from net investment income or loss and net realized gain or loss as set forth in the Fund’s consolidated financial statements due to differences in the treatment of various income, gain, loss, expense and other items for federal income tax purposes and under GAAP. The amount of the Fund’s distributions may be adjusted in the future to reflect changes in effective tax rates. In determining the Fund’s capital gain distributions for any year, the net capital gains realized by the Fund for that year will be reduced by the cumulative amount of any Fund capital losses from prior years not previously applied against net realized capital gains for distribution purposes.

In addition, Belcrest Realty intends to distribute to Belcrest Capital substantially all of its taxable income earned during the year.

6 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
Investment Transactions	2010	2009	2008

Decreases in investment in Belvedere Company	$123,023,266	$296,035,247	$497,595,991
Increases in Partnership Preference Units	$6,151	$7,997	$13,374
Decreases in Partnership Preference Units(1)	$824,087	$23,224,548	$58,797,083
Decreases in investment in Real Estate Joint Ventures	$57,961,700	$13,716,564	$10,825,385
Increases in investment in Co-owned Property(2)	$1,167	$2,063	$7,240,706
Decrease in investment in other real estate	$—	$—	$0

(1)	Decreases in Partnership Preference Units for the year ended December 31, 2008 include Partnership Preference Units sold to real estate investment affiliates of other investment funds advised by Boston Management of $15,060,784 for which net realized losses of $3,152,633 were recognized.
(2)	Increases in investment in Co-owned Property for the year ended December 31, 2008 include the purchase of Co-owned Property from the real estate investment affiliate of another investment fund advised by Boston Management for $7,232,372.

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

7 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the years ended December 31, 2010, 2009 and 2008, including allocations of income, expenses and net realized and unrealized gains (losses).

	Year Ended December 31,
	2010	2009	2008

Belvedere Company’s interest in the Portfolio(1)	$6,395,233,719	$6,702,473,451	$7,830,200,429
The Fund’s investment in Belvedere Company(2)	$659,946,022	$705,444,925	$872,416,210
Income allocated to Belvedere Company from the Portfolio	$120,267,234	$154,559,605	$270,863,516
Income allocated to the Fund from Belvedere Company	$12,482,907	$16,851,474	$35,176,661
Expenses allocated to Belvedere Company from the Portfolio	$29,967,675	$31,400,023	$53,705,900
Expenses allocated to the Fund from Belvedere Company(3)	$4,127,587	$4,525,297	$9,404,427
Net realized gain (loss) from investments and foreign currency transactions allocated to Belvedere Company from the Portfolio	$27,472,227	$(540,322,752)	$(203,248,973)
Net realized gain (loss) from investments and foreign currency transactions allocated to the Fund from Belvedere Company	$2,770,704	$(59,270,474)	$(26,802,134)
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the Portfolio	$639,001,126	$1,646,321,220	$(4,579,608,072)
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere Company	$66,398,339	$176,008,259	$(608,715,768)

(1)	As of December 31, 2010, 2009 and 2008, the value of Belvedere Company’s interest in the Portfolio represents 70.7%, 70.7% and 73.9% of the Portfolio’s net assets, respectively.
(2)	As of December 31, 2010, 2009 and 2008, the Fund’s investment in Belvedere Company represents 10.3%, 10.5% and 11.1% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

	Year Ended December 31,
	2010	2009	2008

Expenses allocated from the Portfolio	$3,115,773	$3,418,261	$7,015,888
Servicing fee (see Note 12)	$983,166	$1,081,255	$2,318,528
Operating expenses	$28,648	$25,781	$70,011

8 Investment in Real Estate Joint Ventures

At December 31, 2010, Belcrest Realty owned a majority economic interest in one Real Estate Joint Venture, Lafayette Real Estate LLC (Lafayette). At December 31, 2009, Belcrest Realty owned a majority economic interest in two Real Estate Joint Ventures, Lafayette and Allagash. In November 2010, Belcrest Realty sold its interest in Allagash to a third party for $42,281,891.

A board of managers controls the business of the Real Estate Joint Venture. Each of Belcrest Realty and the Operating Partner of the Real Estate Joint Venture has representation on the board and the unanimous consent of the board is required for all major decisions (which include such actions as (i) capital transactions (i.e., acquisitions, dispositions or financings); (ii) organizational events (i.e., mergers or liquidation); and (iii) operating plans (i.e., annual budgets)). The board of the Real Estate Joint Venture has delegated the day-to-day administration of the Real Estate Joint Venture and the day-to-day management of its real properties to the Operating Partner. Through its control of the day-to-day operations of the Real Estate Joint Venture and its

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

properties, as well as its required consent to all major decisions affecting the Real Estate Joint Venture, the Operating Partner has significant participating rights and responsibilities with respect to the Real Estate Joint Venture. The Operating Partner receives management-related fees from the Real Estate Joint Venture and, in addition, is reimbursed for certain payroll and other direct expenses incurred.

Distributable cash flows from operations of the Real Estate Joint Venture are allocated per the Real Estate Joint Venture agreement in a manner that provides Belcrest Realty: 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belcrest Realty and the subordinated preferred return of the Operating Partner. Distributable cash flows from dispositions of real properties or liquidation of the Real Estate Joint Venture are allocated on a pro rata basis up until the return of Belcrest Realty and the Operating Partner’s contributed capital with any excess allocated in a manner similar to that of cash flows from operations.

The Real Estate Joint Venture is financed through mortgage notes secured by the real property. The mortgage notes are without recourse to Fund Shareholders and generally without recourse to Belcrest Capital and Belcrest Realty. Lafayette’s mortgage notes mature between March 2017 and January 2020.

Pursuant to an agreement with the Lafayette Operating Partner, Lafayette may be liquidated at any time upon unanimous consent of the board or after December 5, 2016 by either Belcrest Realty or the Lafayette Operating Partner.

Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	December 31,
	2010	2009

Investment in real estate	$336,400,000	$645,699,200
Other assets	8,048,778	14,638,408

Total assets	$344,448,778	$660,337,608

Mortgage notes payable, at face(1)	$255,408,696	$552,859,762
Other liabilities	4,848,969	9,991,469

Total liabilities	$260,257,665	$562,851,231

Shareholders’ equity	$84,191,113	$97,486,377

Total liabilities and shareholders’ equity	$344,448,778	$660,337,608

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
	2010(2)	2009	2008

Revenues	$74,421,093	$80,016,600	$80,541,966
Expenses	52,763,919	57,573,784	57,041,036

Net investment income before realized and unrealized gain (loss)	$21,657,174	$22,442,816	$23,500,930
Realized loss	—	(2,435,063)	—
Change in net unrealized appreciation (depreciation)	15,463,028	(149,782,397)	(58,230,489)

Net increase (decrease) in net assets resulting from operations	$37,120,202	$(129,774,644)	$(34,729,559)

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. The Real Estate Joint Venture generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.
(2)	Includes the results of operations of Allagash through the date of sale in November 2010.

9 Investment in Co-owned Property

At December 31, 2010 and 2009, Belcrest Realty held an investment in Co-owned Property through Bel Stamford I LLC. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a mortgage note secured by the real property. The mortgage note is generally without recourse to Belcrest Capital and Belcrest Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

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

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that the amount is positive. See Note 2 for additional accounting and valuation policies. The following table summarizes Belcrest Capital’s interest rate swap agreements.

Derivatives Not Designated as	Liability Derivatives at December 31,
Hedging Instruments	2010	2009

Notional amount(1)	$3,870,000	$214,835,000
Average notional amount during the respective period	$82,554,000	$234,970,000
Weighted average fixed interest rate	6.29%	4.09%
Floating rate	LIBOR + 0.30%	LIBOR + 0.30%
lnitial optional termination date	—	3/2010
Final termination dates	7/2015	6/2010 – 7/2015
Fair value	$(710,801)	$(3,241,582)

(1)	During the year ended December 31, 2009, interest rate swap agreements were terminated for which an aggregate realized loss of $1,696,299 was recognized.

11 Debt

A Credit Facility. On March 24, 2010, Belcrest Capital terminated and repaid its credit arrangements with Dresdner Kleinwort Holdings I, Inc. and Merrill Lynch Mortgage Capital, Inc. using proceeds from its credit arrangement with Bank of America (the Credit Facility). The Credit Facility may be terminated by the lender on or after September 23, 2011 provided 180 days’ notice is given. Belcrest Capital may terminate the Credit Facility upon 30 days’ notice.

During the year ended December 31, 2010, Belcrest Capital decreased its initial commitment of $230,000,000 under the Credit Facility by an aggregate net amount of $30,000,000 to an aggregate amount available for borrowing of $200,000,000. At December 31, 2010, Belcrest Capital had outstanding borrowings under the Credit Facility of $144,000,000. The fair value of the Credit Facility approximates its carrying value at December 31, 2010 and 2009.

Belcrest Capital pays a rate of interest equal to three-month LIBOR plus 1.75% per annum on outstanding borrowings under the Credit Facility. A loan structure fee equal to 0.25% of the total amount available under the Credit Facility was paid at closing and is amortized over the term of the Credit Facility. A commitment fee is paid on the unused commitment amount equal to 0.40% per annum. Belcrest Capital will incur an additional fee if outstanding borrowings fall below certain levels.

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

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

B Average Borrowings and Average Interest Rate. During the year ended December 31, 2010, the average balance of borrowings under the Credit Facility was approximately $185,600,000 with a weighted average interest rate of 2.09%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

12 Management Fee and Other Transactions with Affiliates

Belcrest Capital and the Portfolio have engaged Boston Management as investment adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the years ended December 31, 2010, 2009 and 2008, the advisory fee applicable to the Portfolio was 0.46%, 0.45% and 0.43% of average daily net assets, respectively.

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

Boston Management has agreed to waive that portion of the monthly investment advisory and administrative fee payable by Belcrest Capital to the extent that such fee, together with the monthly distribution fee payable by Belcrest Capital to EV Distributors and Belcrest Capital’s attributable share of the monthly investment advisory fee and management fee payable by the Portfolio and Belcrest Realty, respectively, exceeds 0.60% of the average daily gross investment assets of Belcrest Capital (as described above). Prior to February 2010, Cash Management’s advisory and administrative fees paid to Boston Management in respect of Belcrest Capital’s investment therein was credited towards Belcrest Capital’s advisory and administrative fee payments, reducing the amount of such fees otherwise payable by Belcrest Capital. Eaton Vance does not currently receive a fee for advisory services provided to Cash Reserves Fund.

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

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

Belvedere Company is credited towards Belcrest Capital’s servicing fee payment, reducing the amount of such fee that would otherwise be payable by Belcrest Capital. With respect to Shareholders who subscribe through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent.

The table below sets forth the fees paid or payable by, or allocable to, the Fund for the years ended December 31, 2010, 2009 and 2008 in connection with the services rendered by Eaton Vance and its affiliates.

	Year Ended December 31,
	2010	2009	2008

Advisory fee allocated to Belvedere Company from the Portfolio	$28,742,601	$29,752,815	$50,952,553
Advisory fee allocated to the Fund from Belvedere Company	$2,988,131	$3,238,375	$6,655,478
Advisory fee allocated to the Fund from Cash Management	$274	$11,100	$16,532
Advisory and administrative fees incurred directly by the Fund	$4,201,148	$4,634,392	$7,020,591
Distribution fee incurred directly by the Fund	$—	$—	$1,304,533
Reduction of advisory and administrative fees	$—	$—	$1,304,533
Servicing fee of Belvedere Company	$9,457,376	$9,934,858	$17,747,191
Servicing fee allocated to the Fund from Belvedere Company(1)	$983,166	$1,081,255	$2,318,528
Servicing fee incurred directly by the Fund(1)	$245,133	$237,556	$451,732

(1)	Amounts include servicing fee paid or accrued to subagents of $1,228,281, $1,318,795 and $2,770,236, respectively.

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

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

herein. The accounting policies of the reportable segments are the same as those for Belcrest Capital on a consolidated basis (Note 2). No reportable segments have been aggregated. Reportable information by segment is as follows:

	Year Ended December 31,
	2010	2009	2008

Investment income
The Portfolio*	$8,355,320	$12,326,177	$25,772,234
Real Estate	22,951,419	24,706,598	27,038,531
Unallocated	6,966	2,102	94,874

Total investment income	$31,313,705	$37,034,877	$52,905,639

Interest expense
The Portfolio*	$—	$—	$—
Real Estate	3,487,186	1,494,343	15,160,967
Unallocated(1)	387,465	129,943	797,946

Total interest expense	$3,874,651	$1,624,286	$15,958,913

Net realized gain (loss)
The Portfolio*	$2,770,704	$(59,270,474)	$(26,802,134)
Real Estate	(140,419,975)	(24,432,412)	(31,170,686)
Unallocated	383	1,947	—

Total net realized loss	$(137,648,888)	$(83,700,939)	$(57,972,820)

Net change in unrealized appreciation (depreciation)
The Portfolio*	$66,398,339	$176,008,259	$(608,715,768)
Real Estate	168,415,497	(78,427,018)	(58,028,613)
Unallocated	—	—	—

Total net change in unrealized appreciation (depreciation)	$234,813,836	$97,581,241	$(666,744,381)

Net increase (decrease) in net assets from operations
The Portfolio*	$76,576,473	$128,066,691	$(610,936,875)
Real Estate	43,868,256	(83,552,151)	(82,524,315)
Unallocated(2)	(882,582)	(758,114)	(2,849,646)

Net increase (decrease) in net assets from operations	$119,562,147	$43,756,426	$(696,310,836)

Belcrest Capital Fund LLC	December 31, 2010
Notes to Consolidated Financial Statements (continued)

	December 31,
	2010	2009

Segment assets
The Portfolio*	$659,946,022	$705,444,925
Real Estate	130,892,020	144,707,801
Unallocated(3)	4,480,245	2,596,332

Segment assets	$795,318,287	$852,749,058

Net assets
The Portfolio*	$658,320,276	$704,791,545
Real Estate	528,030	(39,343,736)
Unallocated(4)	(10,812,175)	(12,770,578)

Net assets	$648,036,131	$652,677,231

*	Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated interest expense represents interest incurred on unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments.
(2)	Unallocated amounts pertain to the overall operation of Belcrest Capital and do not pertain to either segment. Primarily included in these amounts are the following expenses.

	Year Ended December 31,
	2010	2009	2008

Interest expense on Credit Facility	$387,465	$129,943	$797,946
Distribution and servicing fees	$245,133	$237,556	$1,756,265
Audit expense	$206,391	$292,815	$289,592

(3)	Primarily includes cash held by the Fund and the Fund’s investments in Cash Reserves Fund and Cash Management.
(4)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding Credit Facility borrowings that are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of December 31, 2010 and 2009, such borrowings totaled approximately $14,989,000.

14 Subsequent Event

On January 20, 2011, the Fund paid a distribution of $0.40 per share to Shareholders of record on January 18, 2011.

Belcrest Capital Fund LLC	December 31, 2010
Report of Independent Registered Public Accounting Firm

To the Shareholders of Belcrest Capital Fund LLC and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities of Belcrest Capital Fund LLC and subsidiaries (collectively, the “Fund”), including the consolidated portfolios of investments, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for each of the three years in the period ended December 31, 2010. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2010 and 2009, by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Belcrest Capital Fund LLC and subsidiaries as of December 31, 2010 and 2009, the results of their operations, the changes in their net assets, their cash flows, and the financial highlights for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 28, 2011

Tax-Managed Growth Portfolio	December 31, 2010
Portfolio of Investments
As of December 31, 2010

Common Stocks — 98.7%

Security	Shares	Value

Aerospace & Defense — 4.5%

Boeing Co. (The)	970,517	$63,335,939
General Dynamics Corp.	473,021	33,565,570
Honeywell International, Inc.	290,022	15,417,570
Lockheed Martin Corp.	19,800	1,384,218
Northrop Grumman Corp.	43,336	2,807,306
Raytheon Co.	53,403	2,474,695
Rockwell Collins, Inc.	166,153	9,680,074
United Technologies Corp.	3,535,573	278,320,307

		$406,985,679

Air Freight & Logistics — 1.5%

FedEx Corp.	713,997	$66,408,861
United Parcel Service, Inc., Class B	992,540	72,038,553

		$138,447,414

Auto Components — 0.3%

Johnson Controls, Inc.	748,655	$28,598,621

		$28,598,621

Automobiles — 0.0%(2)

DaimlerChrysler AG(1)	17,284	$1,168,053
Harley-Davidson, Inc.	800	27,736

		$1,195,789

Beverages — 5.3%

Brown-Forman Corp., Class A	393,146	$27,327,579
Brown-Forman Corp., Class B	156,213	10,875,549
Coca-Cola Co. (The)	2,684,790	176,578,638
Coca-Cola Enterprises, Inc.	31,501	788,470
Molson Coors Brewing Co., Class B	186,000	9,335,340
PepsiCo, Inc.	3,866,073	252,570,549

		$477,476,125

Biotechnology — 1.8%

Amgen, Inc.(1)	2,830,119	$155,373,533
Biogen Idec, Inc.(1)	3,543	237,558
Genzyme Corp.(1)	22,226	1,582,491
Gilead Sciences, Inc.(1)	246,207	8,922,542

		$166,116,124

Capital Markets — 4.2%

Ameriprise Financial, Inc.	73,681	$4,240,342
Bank of New York Mellon Corp. (The)	866,758	26,176,092
Charles Schwab Corp. (The)	718,360	12,291,140
E*Trade Financial Corp.(1)	4,593	73,488
Federated Investors, Inc., Class B	31,821	832,756
Franklin Resources, Inc.	539,468	59,994,236
Goldman Sachs Group, Inc. (The)	557,466	93,743,483
Legg Mason, Inc.	96,941	3,516,050
Morgan Stanley	2,576,626	70,109,993
Northern Trust Corp.	714,489	39,589,835
State Street Corp.	759,119	35,177,574
T. Rowe Price Group, Inc.	323,743	20,894,373
UBS AG(1)	29,488	485,667
Waddell & Reed Financial, Inc., Class A	273,635	9,656,579

		$376,781,608

Chemicals — 1.2%

Air Products and Chemicals, Inc.	7,660	$696,677
Ashland, Inc.	30,391	1,545,686
Dow Chemical Co. (The)	152,627	5,210,686
E.I. Du Pont de Nemours & Co.	926,633	46,220,454
Ecolab, Inc.	380,814	19,200,642
Monsanto Co.	347,901	24,227,826
PPG Industries, Inc.	4,400	369,908
Sigma-Aldrich Corp.	173,486	11,547,228

		$109,019,107

Commercial Banks — 3.1%

Bank of Montreal	33,047	$1,902,516
BB&T Corp.	909,195	23,902,736
Comerica, Inc.	209,267	8,839,438
Fifth Third Bancorp	1,280,030	18,790,840
First Horizon National Corp.(1)	8,756	103,146
HSBC Holdings PLC	220,592	2,252,569
HSBC Holdings PLC ADR	35,973	1,836,062
KeyCorp	111,426	986,120
M&T Bank Corp.	17,293	1,505,356
Marshall & Ilsley Corp.	157,890	1,092,599
PNC Financial Services Group, Inc.	111,383	6,763,176

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Portfolio of Investments (continued)

Security	Shares	Value

Commercial Banks (continued)

Regions Financial Corp.	250,097	$1,750,679
Royal Bank of Canada	148,562	7,778,706
Societe Generale	492,017	26,473,686
SunTrust Banks, Inc.	269,585	7,955,453
Synovus Financial Corp.	10,960	28,934
Toronto-Dominion Bank	17,915	1,331,264
Trustmark Corp.	102,713	2,551,391
U.S. Bancorp	2,819,198	76,033,770
Wells Fargo & Co.	2,679,137	83,026,456
Zions Bancorporation	63,405	1,536,303

		$276,441,200

Commercial Services & Supplies — 0.1%

Avery Dennison Corp.	31,594	$1,337,690
Cintas Corp.	61,121	1,708,943
Pitney Bowes, Inc.	15,870	383,737
Waste Management, Inc.	108,828	4,012,488

		$7,442,858

Communications Equipment — 4.0%

Cisco Systems, Inc.(1)	6,781,530	$137,190,352
Juniper Networks, Inc.(1)	459,780	16,975,078
Motorola, Inc.(1)	1,148,557	10,417,412
Nokia Oyj ADR	1,721,613	17,767,046
QUALCOMM, Inc.	3,122,231	154,519,212
Telefonaktiebolaget LM Ericsson ADR	1,750,000	20,177,500

		$357,046,600

Computers & Peripherals — 3.1%

Apple, Inc.(1)	326,406	$105,285,519
Dell, Inc.(1)	4,030,315	54,610,768
EMC Corp.(1)	2,586,992	59,242,117
Hewlett-Packard Co.	938,911	39,528,153
Lexmark International, Inc., Class A(1)	9,624	335,108
NetApp, Inc.(1)	417,589	22,950,692

		$281,952,357

Construction & Engineering — 0.0%(2)

Jacobs Engineering Group, Inc.(1)	15,479	$709,712

		$709,712

Construction Materials — 0.0%(2)

Vulcan Materials Co.	22,102	$980,445

		$980,445

Consumer Finance — 0.6%

American Express Co.	788,648	$33,848,772
Capital One Financial Corp.	80,225	3,414,376
Discover Financial Services	830,375	15,386,849
SLM Corp.(1)	10,200	128,418

		$52,778,415

Containers & Packaging — 0.0%(2)

Bemis Co., Inc.	79,135	$2,584,549

		$2,584,549

Distributors — 0.1%

Genuine Parts Co.	188,424	$9,673,688

		$9,673,688

Diversified Consumer Services — 0.0%(2)

Apollo Group, Inc., Class A(1)	10,812	$426,966
H&R Block, Inc.	22,181	264,176

		$691,142

Diversified Financial Services — 2.2%

Bank of America Corp.	4,173,500	$55,674,490
Citigroup, Inc.(1)	50,008	236,538
CME Group, Inc.	22,581	7,265,437
ING Groep NV ADR(1)	191,170	1,871,554
IntercontinentalExchange, Inc.(1)	13,162	1,568,252
JPMorgan Chase & Co.	2,983,514	126,560,664
Moody’s Corp.	179,602	4,766,637

		$197,943,572

Diversified Telecommunication Services — 0.4%

AT&T, Inc.	490,329	$14,405,866
CenturyLink, Inc.	4,871	224,894
Deutsche Telekom AG ADR	50,092	641,177
Frontier Communications Corp.	34,263	333,379
Telefonos de Mexico SA de CV ADR	283,026	4,568,040

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Portfolio of Investments (continued)

Security	Shares	Value

Diversified Telecommunication Services (continued)

Verizon Communications, Inc.	380,097	$13,599,871
Windstream Corp.	130,837	1,823,868

		$35,597,095

Electric Utilities — 0.0%(2)

Duke Energy Corp.	47,340	$843,125
Exelon Corp.	9,202	383,171
Southern Co.	68,451	2,616,882

		$3,843,178

Electrical Equipment — 1.5%

Emerson Electric Co.	2,154,387	$123,166,305
Rockwell Automation, Inc.	125,000	8,963,750

		$132,130,055

Electronic Equipment, Instruments & Components — 0.6%

Corning, Inc.	2,838,521	$54,840,226
Flextronics International, Ltd.(1)	161,054	1,264,274
Tyco Electronics, Ltd.	9,230	326,742

		$56,431,242

Energy Equipment & Services — 1.6%

Baker Hughes, Inc.	136,681	$7,814,053
Halliburton Co.	846,351	34,556,511
Schlumberger, Ltd.	1,164,706	97,252,951
Transocean, Ltd.(1)	75,667	5,259,613

		$144,883,128

Food & Staples Retailing — 2.8%

Costco Wholesale Corp.	873,262	$63,058,249
CVS Caremark Corp.	1,474,872	51,281,299
Kroger Co. (The)	35,843	801,450
Safeway, Inc.	168,709	3,794,265
Sysco Corp.	616,760	18,132,744
Wal-Mart Stores, Inc.	1,980,219	106,793,211
Walgreen Co.	338,399	13,184,025

		$257,045,243

Food Products — 3.0%

Archer-Daniels-Midland Co.	1,490,873	$44,845,460
Campbell Soup Co.	54,780	1,903,605
ConAgra Foods, Inc.	3,600	81,288
General Mills, Inc.	40,967	1,458,015
H.J. Heinz Co.	7,500	370,950
Hershey Co. (The)	505,971	23,856,533
Kraft Foods, Inc., Class A	227,987	7,183,870
McCormick & Co., Inc.	10,600	493,218
Nestle SA	2,750,000	161,105,094
Sara Lee Corp.	1,492,627	26,135,899
Unilever NV	72,175	2,266,295

		$269,700,227

Health Care Equipment & Supplies — 1.1%

Bard (C.R.), Inc.	25,000	$2,294,250
Baxter International, Inc.	218,222	11,046,398
Becton, Dickinson and Co.	63,708	5,384,600
Boston Scientific Corp.(1)	36,529	276,524
CareFusion Corp.(1)	108,138	2,779,147
Covidien PLC	192,021	8,767,679
Medtronic, Inc.	1,353,900	50,216,151
St. Jude Medical, Inc.(1)	66,365	2,837,104
Stryker Corp.	131,368	7,054,461
Zimmer Holdings, Inc.(1)	225,425	12,100,814

		$102,757,128

Health Care Providers & Services — 1.0%

AmerisourceBergen Corp.	473,884	$16,168,922
Cardinal Health, Inc.	216,467	8,292,851
CIGNA Corp.	58,467	2,143,400
Express Scripts, Inc.(1)	281,972	15,240,587
Henry Schein, Inc.(1)	558,701	34,298,654
McKesson Corp.	3,166	222,823
Medco Health Solutions, Inc.(1)	133,872	8,202,337
PharMerica Corp.(1)	19,678	225,313
UnitedHealth Group, Inc.	99,570	3,595,473
WellPoint, Inc.(1)	53,673	3,051,847

		$91,442,207

Hotels, Restaurants & Leisure — 2.2%

Carnival Corp.	533,768	$24,612,042
International Game Technology	459,500	8,128,555
Interval Leisure Group, Inc.(1)	28,570	461,120
Marriott International, Inc., Class A	401,544	16,680,138
McDonald’s Corp.	860,566	66,057,046

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Portfolio of Investments (continued)

Security	Shares	Value

Hotels, Restaurants & Leisure (continued)

Starbucks Corp.	2,322,271	$74,614,567
Yum! Brands, Inc.	210,518	10,325,908

		$200,879,376

Household Durables — 0.2%

D.R. Horton, Inc.	417,028	$4,975,144
Fortune Brands, Inc.	117,078	7,053,950
Leggett & Platt, Inc.	263,428	5,995,621
Newell Rubbermaid, Inc.	49,838	906,055

		$18,930,770

Household Products — 1.7%

Clorox Co. (The)	27,272	$1,725,772
Colgate-Palmolive Co.	588,454	47,294,048
Energizer Holdings, Inc.(1)	27,000	1,968,300
Kimberly-Clark Corp.	520,234	32,795,552
Procter & Gamble Co.	1,067,349	68,662,561

		$152,446,233

Independent Power Producers & Energy Traders — 0.0%(2)

AES Corp. (The)(1)	93,180	$1,134,932

		$1,134,932

Industrial Conglomerates — 2.0%

3M Co.	827,587	$71,420,758
General Electric Co.	5,671,964	103,740,222
Textron, Inc.	33,277	786,668
Tyco International, Ltd.	22,764	943,340

		$176,890,988

Insurance — 2.8%

Aegon NV ADR(1)	5,136,862	$31,488,964
Aflac, Inc.	119,981	6,770,528
Allstate Corp. (The)	60,964	1,943,532
AON Corp.	25,900	1,191,659
Berkshire Hathaway, Inc., Class A(1)	654	78,774,300
Berkshire Hathaway, Inc., Class B(1)	940,459	75,340,171
Chubb Corp.	24,930	1,486,825
Cincinnati Financial Corp.	135,528	4,294,882
Hartford Financial Services Group, Inc.	10,762	285,085
Manulife Financial Corp.	65,344	1,122,610
Marsh & McLennan Cos., Inc.	24,256	663,159
Old Republic International Corp.	164,555	2,242,885
Progressive Corp.	1,166,022	23,168,857
Torchmark Corp.	252,479	15,083,096
Travelers Companies, Inc. (The)	76,466	4,259,921

		$248,116,474

Internet & Catalog Retail — 0.1%

Amazon.com, Inc.(1)	59,077	$10,633,860
Expedia, Inc.	1	25
HSN, Inc.(1)	60,017	1,838,921
Liberty Media Corp. - Interactive, Class A(1)	11,902	187,695

		$12,660,501

Internet Software & Services — 1.9%

Akamai Technologies, Inc.(1)	200,000	$9,410,000
AOL, Inc.(1)	38,254	907,002
eBay, Inc.(1)	1,260,217	35,071,839
Google, Inc., Class A(1)	199,296	118,375,845
Google, Inc., Class A(1)(3)	3,500	2,076,989
IAC/InterActiveCorp(1)	13,368	383,662
VeriSign, Inc.	14,758	482,144

		$166,707,481

IT Services — 5.1%

Accenture PLC, Class A	2,738,000	$132,765,620
Automatic Data Processing, Inc.	1,314,993	60,857,876
Broadridge Financial Solutions, Inc.	10,202	223,730
DST Systems, Inc.	600	26,610
Fidelity National Information Services, Inc.	79,251	2,170,685
Fiserv, Inc.(1)	44,653	2,614,880
International Business Machines Corp.	1,572,831	230,828,678
Paychex, Inc.	757,686	23,420,074
Total System Services, Inc.	32,405	498,389
Western Union Co.	146,520	2,720,876

		$456,127,418

Leisure Equipment & Products — 0.0%(2)

Mattel, Inc.	22,565	$573,828

		$573,828

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Portfolio of Investments (continued)

Security	Shares	Value

Life Sciences Tools & Services — 0.2%

Agilent Technologies, Inc.(1)	453,887	$18,804,538
Thermo Fisher Scientific, Inc.(1)	18,700	1,035,232

		$19,839,770

Machinery — 3.6%

Caterpillar, Inc.	121,835	$11,411,066
Danaher Corp.	44,183	2,084,112
Deere & Co.	2,623,301	217,865,148
Dover Corp.	434,443	25,393,194
Illinois Tool Works, Inc.	1,203,805	64,283,187
Parker Hannifin Corp.	30,763	2,654,847
WABCO Holdings, Inc.(1)	1,156	70,435

		$323,761,989

Media — 3.0%

Ascent Media Corp., Class A(1)	755	$29,264
CBS Corp., Class B	79,463	1,513,770
Comcast Corp., Class A	201,884	4,435,391
Comcast Corp., Special Class A	1,949,528	40,569,678
DIRECTV, Class A(1)	30,225	1,206,884
Discovery Communications, Inc., Class A(1)	7,555	315,043
Discovery Communications, Inc., Class C(1)	7,555	277,193
Gannett Co., Inc.	5,643	85,153
Liberty Global, Inc., Series A(1)	2,381	84,240
Liberty Global, Inc., Series C(1)	2,382	80,726
Liberty Media Corp. – Capital, Class A(1)	7,556	472,703
Liberty Media Corp. – Starz, Series A(1)	3,022	200,903
McGraw-Hill Cos., Inc. (The)	184,936	6,733,520
New York Times Co. (The), Class A(1)	5,269	51,636
News Corp., Class A	97	1,412
Omnicom Group, Inc.	192,607	8,821,401
Time Warner Cable, Inc.	125,310	8,274,219
Time Warner, Inc.	372,024	11,968,012
Viacom, Inc., Class B	83,155	3,293,770
Walt Disney Co. (The)	4,877,202	182,943,847
Washington Post Co., Class B	1,500	659,250
WPP PLC, ADR	37,400	2,322,914

		$274,340,929

Metals & Mining — 0.4%

Alcoa, Inc.	52,760	$811,976
Freeport-McMoRan Copper & Gold, Inc.	225,000	27,020,250
Nucor Corp.	230,000	10,078,600

		$37,910,826

Multiline Retail — 1.5%

Macy’s, Inc.	26,301	$665,415
Sears Holdings Corp.(1)	410	30,238
Target Corp.	2,290,940	137,754,222

		$138,449,875

Oil, Gas & Consumable Fuels — 8.4%

Anadarko Petroleum Corp.	2,267,534	$172,695,389
Apache Corp.	2,145,162	255,767,665
BP PLC ADR	217,447	9,604,634
Chevron Corp.	622,819	56,832,234
ConocoPhillips	361,015	24,585,122
Devon Energy Corp.	568,727	44,650,757
Exxon Mobil Corp.	2,296,100	167,890,832
Hess Corp.	39,579	3,029,377
Marathon Oil Corp.	175,831	6,511,022
Murphy Oil Corp.	78,679	5,865,519
Royal Dutch Shell PLC ADR, Class A	102,313	6,832,462
Royal Dutch Shell PLC ADR, Class B	9,594	639,632
Spectra Energy Corp.	8,313	207,742
Williams Cos., Inc.	2,000	49,440

		$755,161,827

Paper & Forest Products — 0.0%(2)

Neenah Paper, Inc.	975	$19,188

		$19,188

Personal Products — 0.0%(2)

Estee Lauder Cos., Inc., Class A	13,035	$1,051,924

		$1,051,924

Pharmaceuticals — 8.2%

Abbott Laboratories	3,085,358	$147,819,502
Allergan, Inc.	81,962	5,628,331
Bristol-Myers Squibb Co.	1,558,972	41,281,579
Eli Lilly & Co.	1,575,548	55,207,202
GlaxoSmithKline PLC ADR	459,388	18,017,197
Hospira, Inc.(1)	18,399	1,024,640

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Portfolio of Investments (continued)

Security	Shares	Value

Pharmaceuticals (continued)

Johnson & Johnson	2,596,000	$160,562,600
King Pharmaceuticals, Inc.(1)	52,305	734,885
Merck & Co., Inc.	1,909,105	68,804,144
Novo Nordisk A/S ADR	249,848	28,125,390
Pfizer, Inc.	7,447,685	130,408,964
Teva Pharmaceutical Industries, Ltd. ADR	1,671,886	87,155,417

		$744,769,851

Real Estate Investment Trusts (REITs) — 0.0%(2)

Weyerhaeuser Co.	11,615	$219,872

		$219,872

Real Estate Management & Development — 0.0%(2)

Forest City Enterprises, Inc., Class A(1)	56,500	$942,985

		$942,985

Road & Rail — 0.2%

Norfolk Southern Corp.	11,040	$693,533
Union Pacific Corp.	132,257	12,254,933

		$12,948,466

Semiconductors & Semiconductor Equipment — 3.8%

Analog Devices, Inc.	560,289	$21,106,087
Applied Materials, Inc.	1,065,614	14,971,877
Broadcom Corp., Class A	897,422	39,082,728
Cypress Semiconductor Corp.(1)	52,742	979,946
Intel Corp.	10,592,848	222,767,593
KLA-Tencor Corp.	142,065	5,489,392
Linear Technology Corp.	123,388	4,267,991
Maxim Integrated Products, Inc.	223,099	5,269,598
NVIDIA Corp.(1)	134,500	2,071,300
Texas Instruments, Inc.	897,287	29,161,827
Verigy, Ltd.(1)	284	3,698
Xilinx, Inc.	23,107	669,641

		$345,841,678

Software — 3.7%

Activision Blizzard, Inc.	846,350	$10,528,594
Adobe Systems, Inc.(1)	409,776	12,612,905
CA, Inc.	45,408	1,109,772
Electronic Arts, Inc.(1)	21,405	350,614
Microsoft Corp.	3,224,770	90,035,578
Oracle Corp.	6,883,600	215,456,680
Symantec Corp.(1)	185,171	3,099,763

		$333,193,906

Specialty Retail — 2.4%

Best Buy Co., Inc.	148,536	$5,093,299
Gap, Inc. (The)	89,138	1,973,515
Home Depot, Inc.	3,203,173	112,303,245
Limited Brands, Inc.	41,877	1,286,880
Lowe’s Companies, Inc.	663,831	16,648,882
Staples, Inc.	246,198	5,605,929
TJX Companies, Inc. (The)	1,701,405	75,525,368

		$218,437,118

Textiles, Apparel & Luxury Goods — 3.0%

Coach, Inc.	10,800	$597,348
Hanesbrands, Inc.(1)	236,598	6,009,589
NIKE, Inc., Class B	3,058,444	261,252,287
VF Corp.	12,000	1,034,160

		$268,893,384

Thrifts & Mortgage Finance — 0.0%(2)

Tree.com, Inc.(1)	13,436	$126,836

		$126,836

Tobacco — 0.2%

Altria Group, Inc.	249,178	$6,134,762
Philip Morris International, Inc.	255,585	14,959,390

		$21,094,152

Wireless Telecommunication Services — 0.1%

America Movil SAB de CV ADR, Series L	30,500	$1,748,870
Sprint Nextel Corp.(1)	135,160	571,727
Vodafone Group PLC ADR	258,159	6,823,142

		$9,143,739

Total Common Stocks
(identified cost $6,402,982,764)		$8,927,310,824

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Portfolio of Investments (continued)

Preferred Stocks — 0.0%(2)

Security	Shares	Value

Commercial Banks — 0.0%(2)

Wells Fargo & Co.	166	$10

Total Preferred Stocks
(identified cost $4,929)		$10

Short-Term Investments — 1.1%

	Interest
	(000’s
Description	omitted)	Value

Eaton Vance Cash Reserves Fund, LLC, 0.22%(4)(5)	$101,693	$101,692,564

Total Short-Term Investments
(identified cost $101,692,564)		$101,692,564

Total Investments — 99.8%
(identified cost $6,504,680,257)		$9,029,003,398

Other Assets, Less Liabilities — 0.2%		$16,213,819

Net Assets — 100.0%		$9,045,217,217

ADR - American Depositary Receipt

(1)	Non-income producing security.

(2)	Amount is less than 0.05%.

(3)	Security subject to restrictions on resale (See Note 5).

(4)	Affiliated investment company available to Eaton Vance portfolios and funds which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2010.

(5)	Net income allocated from the investment in Eaton Vance Cash Reserves Fund, LLC and Cash Management Portfolio, an affiliated investment company, for the year ended December 31, 2010 was $117,723 and $0, respectively.

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Financial Statements

Statement of Assets and Liabilities

Assets	December 31, 2010

Unaffiliated investments, at value (identified cost, $6,402,987,693)	$8,927,310,833
Affiliated investments, at value (identified cost, $101,692,564)	101,692,564
Cash	1,201,444
Dividends receivable	10,718,987
Interest receivable from affiliated investment	18,551
Receivable for investments sold	7,012,596
Tax reclaims receivable	1,287,305

Total assets	$9,049,242,280

Liabilities

Payable to affiliates:
Investment adviser fee	$3,440,053
Trustees’ fees	12,625
Accrued expenses	572,385

Total liabilities	$4,025,063

Net Assets applicable to investors’ interest in Portfolio	$9,045,217,217

Sources of Net Assets

Net proceeds from capital contributions and withdrawals	$6,520,732,717
Net unrealized appreciation	2,524,484,500

Total	$9,045,217,217

Statement of Operations

Year Ended
Investment Income	December 31, 2010

Dividends (net of foreign taxes, $2,024,341)	$169,815,633
Interest allocated from affiliated investments	139,296
Expenses allocated from affiliated investments	(21,573)

Total investment income	$169,933,356

Expenses

Investment adviser fee	$40,626,632
Trustees’ fees and expenses	50,500
Custodian fee	1,303,697
Legal and accounting services	151,995
Printing and postage	44,943
Miscellaneous	159,324

Total expenses	$42,337,091

Deduct —
Reduction of custodian fee	$165

Total expense reductions	$165

Net expenses	$42,336,926

Net investment income	$127,596,430

Realized and Unrealized Gain (Loss)

Net realized gain (loss) —
Investment transactions(1)	$232,534,485
Investment transactions allocated from affiliated investments	11,247
Foreign currency transactions	(5,664)

Net realized gain	$232,540,068

Change in unrealized appreciation (depreciation) —
Investments	$705,406,632
Foreign currency	(16,183)

Net change in unrealized appreciation (depreciation)	$705,390,449

Net realized and unrealized gain	$937,930,517

Net increase in net assets from operations	$1,065,526,947

(1)	Includes $268,975,439 of net realized gains from redemptions in-kind.

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Financial Statements (continued)

Statements of Changes in Net Assets

Increase (Decrease)	Year Ended	Year Ended
in Net Assets	December 31, 2010	December 31, 2009

From operations —
Net investment income	$127,596,430	$171,051,571
Net realized gain (loss) from investment transactions and foreign currency transactions	232,540,068	(446,364,875)
Net change in unrealized appreciation (depreciation) from investments and foreign currency	705,390,449	2,039,540,383

Net increase in net assets from operations	$1,065,526,947	$1,764,227,079

Capital transactions —
Contributions	$175,936,921	$362,235,165
Withdrawals	(1,675,725,915)	(3,249,726,036)

Net decrease in net assets from capital transactions	$(1,499,788,994)	$(2,887,490,871)

Net decrease in net assets	$(434,262,047)	$(1,123,263,792)

Net Assets

At beginning of year	$9,479,479,264	$10,602,743,056

At end of year	$9,045,217,217	$9,479,479,264

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Financial Statements (continued)

Supplementary Data

	Year Ended December 31,

	2010	2009	2008	2007	2006

Ratios/Supplemental Data

Ratios (as a percentage of average daily net assets):
Expenses(1)	0.48%	0.47%	0.45%	0.44%	0.45%
Net investment income	1.43%	1.86%	1.84%	1.52%	1.39%
Portfolio Turnover	2%	3%	3%	6%	7%

Total Return	12.86%	23.32%	(32.76)%	4.72%	13.69%

Net assets, end of year (000’s omitted)	$9,045,217	$9,479,479	$10,602,743	$19,864,161	$20,387,292

(1)	Excludes the effect of custody fee credits, if any, of less than 0.005%.

See notes to financial statements

Tax-Managed Growth Portfolio	December 31, 2010
Notes to Financial Statements

1 Significant Accounting Policies

Tax-Managed Growth Portfolio (the Portfolio) is a Massachusetts business trust registered under the Investment Company Act of 1940, as amended (the 1940 Act), as a diversified, open-end management investment company. The Portfolio’s investment objective is to achieve long-term, after-tax returns for interestholders through investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. At December 31, 2010, Eaton Vance Tax-Managed Growth Fund 1.0, Eaton Vance Tax-Managed Growth Fund 1.1, Eaton Vance Tax-Managed Growth Fund 1.2 and Eaton Vance Tax-Managed Equity Asset Allocation Fund held an interest of 7.2%, 14.6%, 6.0%, and 1.3% respectively, in the Portfolio. In addition, an unregistered fund advised by the adviser to the Portfolio held 70.7% interest in the Portfolio.

The following is a summary of significant accounting policies of the Portfolio. The policies are in conformity with accounting principles generally accepted in the United States of America.

A Investment Valuation. Equity securities (including common shares of closed-end investment companies) listed on a U.S. securities exchange generally are valued at the last sale or closing price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select Market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities that are not listed or traded in the over-the-counter market, by a third party pricing service that will use various techniques that consider factors including, but not limited to, prices or yields of securities with similar characteristics, benchmark yields, broker/dealer quotes, quotes of underlying common stock, issuer spreads, as well as industry and economic events. The value of preferred equity securities that are valued by a pricing service on a bond basis will be adjusted by an income factor, to be determined by the investment adviser, to reflect the next anticipated regular dividend. The daily valuation of exchange-traded foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. When valuing foreign equity securities that meet certain criteria, the Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by a third party pricing service. The pricing service uses a proprietary model to determine the exchange rate. Inputs to the model include reported trades and implied bid/ask spreads. Short-term debt securities purchased with a remaining maturity of sixty days or less are generally valued at amortized cost, which approximates market value. If short-term debt securities are acquired with a remaining maturity of more than sixty days, they will be valued by a pricing service. Investments for which valuations or market quotations are not readily available or are deemed unreliable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio in a manner that most fairly reflects the security’s value, or the amount that the Portfolio might reasonably expect to receive for the security upon its current sale in the ordinary course. Each such determination is based on a consideration of all relevant factors, which are likely to vary from one pricing context to another. These factors may include, but are not limited to, the type of security, the existence of any contractual restrictions on the security’s disposition, the price and extent of public trading in similar securities of the issuer or of comparable companies or entities, quotations or relevant information obtained from broker-dealers or other market participants, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s or entity’s

Tax-Managed Growth Portfolio	December 31, 2010
Notes to Financial Statements (continued)

financial condition, and an evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold.

The Portfolio may invest in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund), an affiliated investment company managed by Eaton Vance Management (EVM). Cash Reserves Fund generally values its investment securities utilizing the amortized cost valuation technique in accordance with Rule 2a-7 under the 1940 Act. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Reserves Fund may value its investment securities based in the same manner as debt obligations described above.

B Investment Transactions. Investment transactions for financial statement purposes are accounted for on a trade date basis. Realized gains and losses on investments sold are determined on the basis of identified cost.

C Income. Dividend income is recorded on the ex-dividend date for dividends received in cash and/or securities. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Withholding taxes on foreign dividends and capital gains have been provided for in accordance with the Portfolio’s understanding of the applicable countries’ tax rules and rates. Interest income is recorded on the basis of interest accrued, adjusted for amortization of premium or accretion of discount.

D Federal Taxes. The Portfolio has elected to be treated as a partnership for federal tax purposes. No provision is made by the Portfolio for federal or state taxes on any taxable income of the Portfolio because each investor in the Portfolio is ultimately responsible for the payment of any taxes on its share of taxable income. Since at least one of the Portfolio’s investors is a regulated investment company that invests all or substantially all of its assets in the Portfolio, the Portfolio normally must satisfy the applicable source of income and diversification requirements (under the Internal Revenue Code) in order for its investors to satisfy them. The Portfolio will allocate, at least annually among its investors, each investor’s distributive share of the Portfolio’s net investment income, net realized capital gains and any other items of income, gain, loss, deduction or credit.

As of December 31, 2010, the Portfolio had no uncertain tax positions that would require financial statement recognition, de-recognition, or disclosure. Each of the Portfolio’s federal tax returns filed in the 3-year period ended December 31, 2009 remains subject to examination by the Internal Revenue Service.

E Expense Reduction. State Street Bank and Trust Company (SSBT) serves as custodian of the Portfolio. Pursuant to the custodian agreement, SSBT receives a fee reduced by credits, which are determined based on the average daily cash balance the Portfolio maintains with SSBT. All credit balances, if any, used to reduce the Portfolio’s custodian fees are reported as a reduction of expenses in the Statement of Operations.

F Foreign Currency Translation. Investment valuations, other assets, and liabilities initially expressed in foreign currencies are translated each business day into U.S. dollars based upon current exchange rates. Purchases and sales of foreign investment securities and income and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates in effect on the respective dates of such transactions. Recognized gains or losses on investment transactions attributable to changes in foreign currency exchange rates are recorded for financial statement purposes as net realized gains and losses on investments. That portion of unrealized gains and losses on investments that results from fluctuations in foreign currency exchange rates is not separately disclosed.

G Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

Tax-Managed Growth Portfolio	December 31, 2010
Notes to Financial Statements (continued)

H Indemnifications. Under the Portfolio’s organizational documents, its officers and Trustees may be indemnified against certain liabilities and expenses arising out of the performance of their duties to the Portfolio. Under Massachusetts law, if certain conditions prevail, interestholders in the Portfolio could be deemed to have personal liability for the obligations of the Portfolio. However, the Portfolio’s Declaration of Trust contains an express disclaimer of liability on the part of Portfolio interestholders and the By-laws provide that the Portfolio shall assume the defense on behalf of any Portfolio interestholder. Moreover, the By-laws also provide for indemnification out of Portfolio property of any interestholder held personally liable solely by reason of being or having been an interestholder for all loss or expense arising from such liability. Additionally, in the normal course of business, the Portfolio enters into agreements with service providers that may contain indemnification clauses. The Portfolio’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Portfolio that have not yet occurred.

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

Prior to its liquidation in February 2010, the portion of the adviser fee payable by Cash Management Portfolio, another affiliated investment company, on the Portfolio’s investment of cash therein was credited against the Portfolio’s investment adviser fee. EVM does not currently receive a fee for advisory services provided to Cash Reserves Fund. For the year ended December 31, 2010, the Portfolio’s investment adviser fee totaled $40,638,659 of which $12,027 was allocated from Cash Management Portfolio and $40,626,632 was paid or accrued directly by the Portfolio.

Except for Trustees of the Portfolio who are not members of EVM’s or BMR’s organizations, officers and Trustees receive remuneration for their services to the Portfolio out of the investment adviser fee. Trustees of the Portfolio who are not affiliated with the investment adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees Deferred Compensation Plan. For the year ended December 31, 2010, no significant amounts have been deferred. Certain officers and Trustees of the Portfolio are officers of the above organizations.

3 Purchases and Sales of Investments

Purchases and sales of investments, other than short-term obligations, aggregated $165,245,452 and $48,294,867, respectively, for the year ended December 31, 2010. In addition, investors contributed securities with a value of $48,701,761 and investments having an aggregate market value of $1,505,988,551 at dates of withdrawal were distributed in payment for capital withdrawals, during the year ended December 31, 2010.

4 Federal Income Tax Basis of Investments

The cost and unrealized appreciation (depreciation) of investments of the Portfolio at December 31, 2010, as determined on a federal income tax basis, were as follows:

Aggregate cost	$2,072,854,306

Gross unrealized appreciation	$11,429,462,751
Gross unrealized depreciation	(4,473,313,659)

Net unrealized appreciation	$6,956,149,092

The net unrealized appreciation on foreign currency at December 31, 2010 on a federal income tax basis was $161,360.

Tax-Managed Growth Portfolio	December 31, 2010
Notes to Financial Statements (continued)

5 Restricted Securities

At December 31, 2010, the Portfolio owned the following securities (representing 0.02% of net assets) which were restricted as to public resale and not registered under the Securities Act of 1933 (excluding Rule 144A securities). The Portfolio has various registration rights (exercisable under a variety of circumstances) with respect to these securities. The value of these securities is determined based on valuations provided by brokers when available, or if not available, they are valued at fair value using methods determined in good faith by or at the direction of the Trustees.

	Date of	Eligible
Common Stocks	Acquisition	for Resale	Shares	Cost	Value

Google, Inc., Class A	11/23/10	7/16/11	3,500	$4,235	$2,076,989

Total Restricted Securities				$4,235	$2,076,989

6 Line of Credit

The Portfolio participates with other portfolios and funds managed by EVM and its affiliates in a $450 million unsecured line of credit agreement with a group of banks. Borrowings are made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to the Portfolio based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.10% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. Because the line of credit is not available exclusively to the Portfolio, it may be unable to borrow some or all of its requested amounts at any particular time. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2010.

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

In cases where the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level disclosed is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

At December 31, 2010, the hierarchy of inputs used in valuing the Portfolio’s investments, which are carried at value, were as follows:

	Quoted Prices	Significant
	in Active	Other		Significant
	Markets for	Observable		Unobservable
	Identical Assets	Inputs		Inputs

Asset Description	(Level 1)	(Level 2)		(Level 3)	Total

Common Stocks
Consumer Discretionary	$1,173,325,021	$—		$—	$1,173,325,021
Consumer Staples	1,017,708,811	161,105,094		—	1,178,813,905
Energy	900,044,955	—		—	900,044,955
Financials	1,124,624,707	28,726,255		—	1,153,350,962
Health Care	1,124,925,079	—		—	1,124,925,079
Industrials	1,199,317,161	—		—	1,199,317,161
Information Technology	1,995,223,692	2,076,989		—	1,997,300,681
Materials	150,514,115	—		—	150,514,115
Telecommunication Services	44,740,834	—		—	44,740,834
Utilities	4,978,110	—		—	4,978,110

Total Common Stocks	$8,735,402,485	$191,908,338	*	$—	$8,927,310,823

Preferred Stocks	$10	$—		$—	$10
Short-Term Investments	—	101,692,564		—	101,692,564

Total	$8,735,402,495	$293,600,902		$—	$9,029,003,397

Tax-Managed Growth Portfolio	December 31, 2010
Notes to Financial Statements (continued)

*	Includes foreign equity securities whose values were adjusted to reflect market trading of comparable securities or other correlated instruments that occurred after the close of trading in their applicable foreign markets.

The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value:

Investments in
Common Stocks
and Convertible
Preferred Stocks*

Balance as of December 31, 2009	$0
Realized gains (losses)	(56)
Change in net unrealized appreciation (depreciation)	56
Cost of purchases	—
Proceeds from sales	—
Transfers to Level 3	—
Transfers from Level 3	—

Balance as of December 31, 2010	$—

*	All Level 3 investments held at December 31, 2009 were valued at $0.

At December 31, 2010, the value of investments transferred between Level 1 and Level 2, if any, during the year then ended was not significant.

Tax-Managed Growth Portfolio	December 31, 2010
Report of Independent Registered Public Accounting Firm

To the Trustees and Investors of Tax-Managed Growth Portfolio:

We have audited the accompanying statement of assets and liabilities of Tax-Managed Growth Portfolio (the “Portfolio”), including the portfolio of investments, as of December 31, 2010, and the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio’s management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. The Portfolio is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Portfolio’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2010, by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio as of December 31, 2010, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 17, 2011

Belcrest Capital Fund LLC

Investment Adviser of
Tax-Managed Growth Portfolio and
Belcrest Capital Fund LLC
Boston Management and Research
Two International Place
Boston, MA 02110

Manager of Belcrest Realty Corporation
Boston Management and Research
Two International Place
Boston, MA 02110

Manager of Belcrest Capital Fund LLC
Eaton Vance Management
Two International Place
Boston, MA 02110

Custodian and Transfer Agent
State Street Bank and Trust Company
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
Date: February 28, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chief Executive Officer
Date: February 28, 2011

By:	/s/ Andrew C. Frenette
Andrew C. Frenette
Chief Financial Officer
Date: February 28, 2011

EXHIBIT INDEX

Exhibit No.	Description

3	Copy of Amended and Restated Operating Agreement of the Fund dated November 24, 1998 and First Amendment thereto dated September 1, 1999 filed as Exhibit 3 to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the Operating Agreement also defines the rights of the holders of Shares of the Fund.)

3(a)	Copy of Amendment No. 2 to the Fund’s Amended and Restated Operating Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

3(b)	Copy of Amendment No. 3 to the Fund’s Amended and Restated Operating Agreement dated December 21, 2009 filed as Exhibit 3(b) to the Fund’s Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

4.1	Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated as of July 15, 2003 filed as Exhibit 4.1 to the Fund’s Report on Form 10-Q filed for the period ended September 30, 2003 and incorporated herein by reference.

4.1(a)	Copy of Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belcrest Capital Fund LLC and DrKW Holdings, Inc. filed as Exhibit 4.1(a) to the Fund’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

4.1(b)	Copy of Amendment No. 2 dated December 15, 2005 to the Loan and Security Agreement between the Fund and DrKW Holdings, Inc. filed as Exhibit 4.1(b) to the Fund’s Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.

4.1(c)	Copy of Amendment No. 3 dated December 1, 2006 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. (formerly, DrKW Holdings, Inc.) filed as Exhibit 4.1(c) to the Fund’s Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

4.1(d)	Copy of Amendment No. 4 dated August 8, 2007 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(d) to the Fund’s Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.

4.1(e)	Copy of Amendment No. 5 dated August 24, 2007 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(e) to the Fund’s Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.

4.1(f)	Copy of Amendment No. 6 dated November 26, 2007 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(f) to the Fund’s Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

Exhibit No.	Description

4.1(g)	Copy of Amendment No. 7 dated June 13, 2008 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(g) to the Fund’s Report on Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference.

4.1(h)	Copy of Amendment No. 8 dated October 28, 2008 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(g) to the Fund’s Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

4.2	Copy of Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc., dated July 15, 2003 filed as Exhibit 4.2 to the Fund’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

4.2(a)	Copy of Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belcrest Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(a) to the Fund’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

4.2(b)	Copy of Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(b) to the Fund’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

4.2(c)	Copy of Amendment No. 3 dated October 28, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(c) to the Fund’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

4.2(d)	Copy of Amendment No. 4 dated June 30, 2006 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(d) to the Fund’s Report on Form 10-Q for the period ended June 30, 2006 and incorporated herein by reference.

4.2(e)	Copy of Amendment No. 5 dated December 1, 2006 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(e) to the Fund’s Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

4.2(f)	Copy of Amendment No. 6 dated May 9, 2007 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(f) to the Fund’s Report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.

Exhibit No.	Description

4.2(g)	Copy of Amendment No. 7 dated February 6, 2009 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(g) to the Fund’s Report on Form 10-K for the period ended December 31, 2008 and incorporated herein by reference.

4.3	Copy of Master Credit Agreement dated as of December 21, 2009 among the Fund, the other borrowers thereunder, Bank of America, N.A. and each of the other lenders thereunder and Bank of America, N.A. as administrative agent filed as exhibit 4.3 to the Fund’s Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

10(1)	Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(1) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2)	Copy of Management Agreement between Belcrest Realty Corporation and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(2) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2)(a)	Copy of Amendment No. 1 to Management Agreement between Belcrest Realty and Boston Management and Research dated as of December 28, 1999 filed as Exhibit 10(2)(a) to the Fund’s Report on Form 10-K for the period ended December 31, 2000 and incorporated herein by reference.

10(3)	Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated August 14, 1998 filed as Exhibit 10(3) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(4)	Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated August 14, 1998 filed as Exhibit 10(4) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(4)(a)	Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company filed as Exhibit 10(4)(a) to the Fund’s Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference.

20(a)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on January 26, 2007 and incorporated herein by reference.

20(b)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on June 5, 2007 and incorporated herein by reference.

21	List of Subsidiaries of the Fund filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 filed herewith.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed herewith.

Exhibit No.	Description

99.3	Form N-CSR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its year ended December 31, 2010 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on February 25, 2011 incorporated herein by reference pursuant to Rule 12b-32.