Form 10-Q
period 2011-03-31
BELCREST CAPITAL FUND LLC
filed 2011-05-10
CIK 1070495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended March 31, 2011

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Act

For the transition period from __________ to ____________

Commission File Number: 000-30509

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¶232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes __ No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large Accelerated Filer X      AcceleratedFiler__      Non-Accelerated Filer __      Smaller Reporting Company __

                                                                                          (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

	Belcrest Capital Fund LLC
	Index to Form 10-Q
PART I. FINANCIAL INFORMATION		Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of	3
	March 31, 2011 and December 31, 2010
	Condensed Consolidated Statements of Operations for the Three Months	4
	Ended March 31, 2011 and 2010
	Condensed Consolidated Statements of Changes in Net Assets for the	6
Three Months Ended March 31, 2011 and the Year Ended December 31, 2010
	Condensed Consolidated Statements of Cash Flows for the Three Months	7
	Ended March 31, 2011 and 2010
	Financial Highlights for the Three Months Ended March 31, 2011 and the	8
	Year Ended December 31, 2010
	Notes to Condensed Consolidated Financial Statements as of March 31, 2011	9
Item 2.	Management’s Discussion and Analysis of Financial Condition	19
	and Results of Operations (MD&A).
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4.	Controls and Procedures.	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	24
Item 1A.	Risk Factors.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities.	24
Item 4.	(Removed and Reserved).	24
Item 5.	Other Information.	24
Item 6.	Exhibits.	25
SIGNATURES		26
EXHIBIT INDEX		27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2011	December 31, 2010
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 677,528,325	$ 659,946,022
Investment in Partnership Preference Units	28,864,427	72,580,818
Investment in Real Estate Joint Venture	58,699,969	55,149,311
Investment in Co-owned Property	3,084,160	2,926,700
Short-term investment	4,200,649	3,230,918

Total investments, at value	$ 772,377,530	$ 793,833,769
Cash	21,792	1,222,976
Interest receivable from affiliated investment	4,155	663
Other assets	184,326	260,879

Total assets	$ 772,587,803	$ 795,318,287

Liabilities:
Loan payable – Credit Facility	$ 91,000,000	$ 144,000,000
Payable for Fund shares redeemed	1,051,698	1,546,143
Interest payable for open interest rate swap agreements	4,320	1,848
Open interest rate swap agreements, at value	639,088	710,801
Payable to affiliate for investment advisory and administrative fees	238,286	238,957
Payable to affiliate for servicing fee	79,460	70,992
Other accrued expenses:
Interest expense	91,226	137,324
Other expenses and liabilities	531,946	576,091

Total liabilities	$ 93,636,024	$ 147,282,156

Net assets	$ 678,951,779	$ 648,036,131

Shareholders’ capital	$ 678,951,779	$ 648,036,131

Shares outstanding (unlimited number of shares authorized)	6,570,903	6,671,766

Net asset value and redemption price per share	$ 103.33	$ 97.13

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2011	March 31, 2010
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $14,227 and $30,684, respectively)	$ 2,942,346	$ 3,167,988
Interest allocated from Belvedere Company	2,524	2,082
Expenses allocated from Belvedere Company	(1,055,578)	(1,089,147)

Net investment income allocated from Belvedere Company	$ 1,889,292	$ 2,080,923
Net investment income allocated from Real Estate Joint Ventures	2,133,632	4,204,185
Distributions from Partnership Preference Units	1,171,979	1,515,391
Net investment income allocated from Co-owned Property	157,460	147,988
Interest	-	240
Interest allocated from affiliated investments	5,485	1,206
Expenses allocated from affiliated investments	(361)	(490)

Total investment income	$ 5,357,487	$ 7,949,443

Expenses:
Investment advisory and administrative fees	$ 722,325	$ 1,110,482
Servicing fee	79,460	59,408
Interest expense on Credit Facility	836,917	539,572
Custodian and transfer agent fee	13,601	13,947
Miscellaneous	129,243	149,302

Total expenses	$ 1,781,546	$ 1,872,711

Deduct –
Reduction of custodian and transfer agent fee	$ 398	$ -

Net expenses	$ 1,781,148	$ 1,872,711

Net investment income	$ 3,576,339	$ 6,076,732

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended

	March 31, 2011	March 31, 2010
Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment and foreign currency transactions allocated from
Belvedere Company (identified cost basis)(1)	$ 3,580,317	$ 1,473,689
Investment transactions in Partnership Preference Units
(identified cost basis)	(2,429,634)	19,884
Investment transactions in Real Estate Joint Ventures	1,327,381	-
Investment transactions allocated from affiliated investments	67	250
Interest rate swap agreements(2)	(55,440)	(1,733,754)

Net realized gain (loss)	$ 2,422,691	$ (239,931)

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated
from Belvedere Company (identified cost basis)	$ 23,673,265	$ 35,907,935
Investment in Partnership Preference Units
(identified cost basis)	11,432,236	428,539
Investment in Real Estate Joint Ventures	2,629,094	(12,695,586)
Investment in Co-owned Property	-	(375,000)
Interest rate swap agreements	71,713	1,620,059

Net change in unrealized appreciation (depreciation)	$ 37,806,308	$ 24,885,947

Net realized and unrealized gain	$ 40,228,999	$ 24,646,016

Net increase in net assets from operations	$ 43,805,338	$ 30,722,748

(1)	Amounts include net realized gain from redemptions in-kind of $3,748,607 and $1,084,758, respectively.
(2)	Amounts represent net interest incurred in connection with periodic settlement of interest rate swap agreements (Note 7).

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 3,576,339	$ 22,397,199
Net realized gain (loss) from investment transactions, foreign
currency transactions and interest rate swap agreements	2,422,691	(137,648,888)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	37,806,308	234,813,836

Net increase in net assets from operations	$ 43,805,338	$ 119,562,147

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 843,077	$ 600,452
Net asset value of Fund shares redeemed	(11,066,953)	(122,796,610)

Net decrease in net assets from Fund share transactions	$ (10,223,876)	$ (122,196,158)

Distributions –
Distributions to Shareholders	$ (2,665,814)	$ (2,007,089)

Total distributions	$ (2,665,814)	$ (2,007,089)

Net increase (decrease) in net assets	$ 30,915,648	$ (4,641,100)

Net assets:
At beginning of period	$ 648,036,131	$ 652,677,231

At end of period	$ 678,951,779	$ 648,036,131

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

Increase (Decrease) in Cash:	March 31, 2011	March 31, 2010
Cash Flows From Operating Activities –
Net increase in net assets from operations	$ 43,805,338	$ 30,722,748
Adjustments to reconcile net increase in net assets from
operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(1,889,292)	(2,080,923)
Net investment income allocated from Real Estate Joint Ventures	(2,133,632)	(4,204,185)
Payments from Real Estate Joint Ventures	2,539,449	3,636,597
Net investment income allocated from Co-owned Property	(157,460)	(147,988)
Amortization of deferred loan costs – Credit Facility	76,553	76,554
Increase in affiliated investment and interest receivable from affiliated investment	(973,156)	(1,180,193)
Increase (decrease) in payable to affiliate for investment advisory and administrative fees	(671)	3,384
Increase in payable to affiliate for servicing fee	8,468	3,198
Increase in interest payable for open interest rate swap agreements	2,472	25,203
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(90,243)	125,282
Increases in Partnership Preference Units	(3,495)	(933)
Proceeds from sales of Partnership Preference Units	52,722,488	194,189
Decreases in investment in Belvedere Company	-	1,500,000
Net interest incurred on interest rate swap agreements	(55,440)	(1,733,754)
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	(2,422,691)	239,931
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(37,806,308)	(24,885,947)

Net cash flows provided by operating activities	$ 53,622,380	$ 2,293,163

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ -	$ 193,000,000
Repayments of Credit Facility	(53,000,000)	(194,500,000)
Payment for deferred loan costs – Credit Facility	-	(575,000)
Payments for Fund shares redeemed	(827)	(2,557)
Distributions paid to Shareholders	(1,822,737)	(1,406,637)

Net cash flows used in financing activities	$ (54,823,564)	$ (3,484,194)

Net decrease in cash	$ (1,201,184)	$ (1,191,031)

Cash at beginning of period	$ 1,222,976	$ 1,212,932

Cash at end of period	$ 21,792	$ 21,901

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 806,462	$ 312,376
Interest paid on interest rate swap agreements, net	$ 52,968	$ 1,708,551
Reinvestment of distributions paid to Shareholders	$ 843,077	$ 600,452
Market value of securities distributed in payment of redemptions	$ 11,560,571	$ 29,512,376

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Three Months Ended	Year Ended

	March 31, 2011	December 31, 2010

Net asset value – Beginning of period	$ 97.130	$ 80.330

Income (loss) from operations

Net investment income(1)	$ 0.538	$ 3.048
Net realized and unrealized gain	6.062	14.002

Total income from operations	$ 6.600	$ 17.050

Distributions

Distributions to Shareholders	$ (0.400)	$ (0.250)

Total distributions	$ (0.400)	$ (0.250)

Net asset value – End of period	$ 103.330	$ 97.130

Total Return(2)	6.81% (3)	21.26%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	1.21% (8)	1.50%
Interest and other borrowing costs(4)(6)	0.51% (8)	0.63%

Total expenses	1.72% (8)	2.13%

Net investment income(6)	2.17% (8)	3.66%

Ratios as a percentage of average gross assets(7)
Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	0.82% (8)	0.77%
Interest and other borrowing costs(4)(6)	0.34% (8)	0.32%

Total expenses	1.16% (8)	1.09%

Net investment income(6)	1.46% (8)	1.87%

Supplemental Data
Net assets, end of period (000’s omitted)	$ 678,952	$ 648,036
Portfolio turnover of Tax-Managed Growth Portfolio	1% (3)	2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.
(3)	Not annualized.
(4)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).
(5)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio.
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments.
(8)	Annualized.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of March 31, 2011

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 Basis of Presentation

The condensed consolidated interim financial statements of Belcrest Capital Fund LLC (Belcrest Capital) and its subsidiaries (collectively, the Fund) have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, cash flows and financial highlights as of the dates and for the periods presented. It is suggested that these interim financial statements be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2010 included in the Fund’s Annual Report on Form 10-K dated February 28, 2011. Results for interim periods are not necessarily indicative of those to be expected for the full fiscal year.

The condensed consolidated statement of assets and liabilities at December 31, 2010 and the condensed consolidated statement of changes in net assets and the financial highlights for the year then ended have been derived from the December 31, 2010 audited financial statements but do not include all of the information and footnotes required by GAAP for complete financial statements as permitted by the instructions to Form 10-Q and Article 10 of Regulation S-X.

2 Investment and Other Valuations

The Fund invests in shares of Belvedere Capital Fund Company LLC (Belvedere Company). Belvedere Company’s only investment is an interest in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act), the value of which is derived from a proportional interest therein. Valuation of the Portfolio’s securities is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included in the Fund’s Annual Report on Form 10-K dated February 28, 2011. The Fund also invests in real estate investments through a controlled subsidiary, Belcrest Realty Corporation (Belcrest Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), an investment in a real estate joint venture (Real Estate Joint Venture) and a tenancy-in-common interest in real property (Co-owned Property). In November 2010, Belcrest Realty sold its interest in the Allagash Property Trust (Allagash) Real Estate Joint Venture. The Real Estate Joint Venture and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund). Cash Reserves Fund is an affiliated investment company managed by Eaton Vance Management (Eaton Vance). Additionally, Belcrest Capital has entered into interest rate swap agreements (Note 7). Boston Management and Research (Boston Management) makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

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

Cash Reserves Fund generally values its investment securities utilizing the amortized cost valuation technique in accordance with Rule 2a-7 under the 1940 Act. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Reserves Fund may value its investment securities based on available market quotations provided by a third party pricing service.

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

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions about the inputs market participants would use in valuing the investment. Investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable. The Fund’s assets classified as Level 3 as of March 31, 2011 and December 31, 2010 represent 11.7% and 16.4%, respectively, of the Fund’s total assets.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of March 31, 2011 and December 31, 2010.

	Fair Value Measurements at March 31, 2011

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 677,528,325	$ -	$ 677,528,325	$ -
Partnership Preference Units	28,864,427	-	-	28,864,427
Real Estate Joint Venture	58,699,969	-	-	58,699,969
Co-owned Property	3,084,160	-	-	3,084,160
Short-term investment	4,200,649	-	4,200,649	-

Total	$ 772,377,530	$ -	$ 681,728,974	$ 90,648,556

Liabilities
Interest rate swap agreement	$ 639,088	$ -	$ 639,088	$ -

	Fair Value Measurements at December 31, 2010

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 659,946,022	$ -	$ 659,946,022	$ -
Partnership Preference Units	72,580,818	-	-	72,580,818
Real Estate Joint Venture	55,149,311	-	-	55,149,311
Co-owned Property	2,926,700	-	-	2,926,700
Short-term investment	3,230,918	-	3,230,918	-

Total	$ 793,833,769	$ -	$ 663,176,940	$ 130,656,829

Liabilities
Interest rate swap agreement	$ 710,801	$ -	$ 710,801	$ -

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2011 and 2010.

	Level 3 Fair Value Measurements for the
	Three Months Ended March 31, 2011

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Venture	Property	Total

Beginning balance as of
December 31, 2010	$ 72,580,818	$ 55,149,311	$ 2,926,700	$ 130,656,829
Net realized gain (loss)	(2,429,634)	-	-	(2,429,634)
Net change in unrealized
appreciation (depreciation)	11,432,236	2,629,094	-	14,061,330
Cost of purchases	3,495	-	-	3,495
Proceeds from sales	(52,722,488)	-	-	(52,722,488)
Net investment income(1)	-	2,133,632	157,460	2,291,092
Other(2)	-	(1,212,068)	-	(1,212,068)

Ending balance as of
March 31, 2011	$ 28,864,427	$ 58,699,969	$ 3,084,160	$ 90,648,556

Net change in unrealized
appreciation (depreciation) from
investments still held at
March 31, 2011	$ 623,898	$ 2,629,094	$ -	$ 3,252,992

	Level 3 Fair Value Measurements for the
	Three Months Ended March 31, 2010

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total

Beginning balance as of
December 31, 2009	$ 69,274,637	$ 72,575,344	$ 2,335,863	$ 144,185,844
Net realized gain	19,884	-	-	19,884
Net change in unrealized
appreciation (depreciation)	428,539	(12,695,586)	(375,000)	(12,642,047)
Net sales	(193,256)	-	-	(193,256)
Net investment income(1)	-	4,204,185	147,988	4,352,173
Other(2)	-	(3,636,597)	-	(3,636,597)

Ending balance as of
March 31, 2010	$ 69,529,804	$ 60,447,346	$ 2,108,851	$ 132,086,001

Net change in unrealized
appreciation (depreciation) from
investments still held at
March 31, 2010	$ 441,121	$ (12,695,586)	$ (375,000)	$ (12,629,465)

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents net capital distributions recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the three months ended March 30, 2011 and 2010.

Three Months Ended

Investment Transactions	March 31, 2011	March 31, 2010

Decreases in investment in Belvedere Company	$ 11,560,571	$ 31,012,376
Increases in Partnership Preference Units	$ 3,495	$ 933
Decreases in Partnership Preference Units(1)	$ 52,722,488	$ 194,189
Decreases in investment in Real Estate Joint Ventures	$ 2,539,449	$ 3,636,597

(1) In March 2011, Belcrest Realty exchanged Partnership Preference Units for shares of the respective issuer’s preferred stock and sold the preferred stock for $52,529,551, for which an aggregate realized loss of $2,470,449 was recognized on the transactions. The aggregate realized loss on the transactions is included in investment transactions in Partnership
    Preference Units in the condensed consolidated statements of operations.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the three months ended March 31, 2011 and 2010, including allocations of income, expenses and net realized and unrealized gains (losses).

Three Months Ended

	March 31, 2011	March 31, 2010

Belvedere Company’s interest in the Portfolio(1)	$ 6,539,325,479	$ 6,748,292,737
The Fund’s investment in Belvedere Company(2)	$ 677,528,325	$ 713,895,096
Income allocated to Belvedere Company from the Portfolio	$ 28,472,690	$ 30,173,421
Income allocated to the Fund from Belvedere Company	$ 2,944,870	$ 3,170,070
Expenses allocated to Belvedere Company from the Portfolio	$ 7,725,299	$ 7,850,059
Expenses allocated to the Fund from Belvedere Company(3)	$ 1,055,578	$ 1,089,147
Net realized gain from investment and foreign currency transactions
allocated to Belvedere Company from the Portfolio	$ 34,652,602	$ 13,985,177
Net realized gain from investment and foreign currency transactions
allocated to the Fund from Belvedere Company	$ 3,580,317	$ 1,473,689
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the
Portfolio	$ 229,527,634	$ 340,766,777
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere
Company	$ 23,673,265	$ 35,907,935

(1)	As of March 31, 2011 and 2010, the value of Belvedere Company’s interest in the Portfolio represents 71.0% and 70.6% of the Portfolio’s net assets, respectively.
(2)	As of March 31, 2011 and 2010, the Fund’s investment in Belvedere Company represents 10.4% and 10.6% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

Three Months Ended

	March 31, 2011	March 31, 2010

Expenses allocated from the Portfolio	$ 798,784	$ 825,436
Servicing fee	$ 250,151	$ 258,382
Operating expenses	$ 6,643	$ 5,329

A summary of the Portfolio’s Statement of Assets and Liabilities at March 31, 2011, December 31, 2010 and March 31, 2010 and its operations for the three months ended March 31, 2011, for the year ended December 31, 2010 and for the three months ended March 31, 2010 follows:

	March 31, 2011	December 31, 2010	March 31, 2010

Investments, at value	$ 9,194,218,550	$ 9,029,003,397	$ 9,528,186,606
Other assets	20,840,115	20,238,883	30,026,377

Total assets	$ 9,215,058,665	$ 9,049,242,280	$ 9,558,212,983

Investment adviser fee payable	$ 3,472,126	$ 3,440,053	$ 3,589,785
Other liabilities	509,414	585,010	471,572

Total liabilities	$ 3,981,540	$ 4,025,063	$ 4,061,357

Net assets	$ 9,211,077,125	$ 9,045,217,217	$ 9,554,151,626

Total investment income	$ 40,148,489	$ 169,933,356	$ 42,591,849

Investment adviser fee	$ 10,498,684	$ 40,626,632	$ 10,647,553
Other expenses	397,072	1,710,294	429,573

Total expenses	$ 10,895,756	$ 42,336,926	$ 11,077,126

Net investment income	$ 29,252,733	$ 127,596,430	$ 31,514,723
Net realized gain from investment and
foreign currency transactions(1)	61,493,333	232,540,068	70,024,462
Net change in unrealized appreciation
(depreciation) of investments and
foreign currency	311,625,662	705,390,449	431,676,392

Net increase in net assets from
operations	$ 402,371,728	$ 1,065,526,947	$ 533,215,577

(1)	Amounts include net realized gain from redemptions in-kind of $63,789,603, $268,975,439 and $65,132,639, respectively.

6 Investment in Real Estate Joint Ventures

At March 31, 2011 and December 31, 2010, Belcrest Realty held an investment in one Real Estate Joint Venture, Lafayette Real Estate LLC (Lafayette). Belcrest Realty held a majority economic interest of 65.7% in Lafayette as of March 31, 2011 and December 31, 2010. Lafayette owns office properties. In November 2010, Belcrest Realty sold its interest in Allagash to a third party.

Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	March 31, 2011	December 31, 2010

Investment in real estate	$ 340,000,000	$ 336,400,000
Other assets	10,281,470	8,048,778

Total assets	$ 350,281,470	$ 344,448,778

Mortgage notes payable, at face(1)	$ 255,183,809	$ 255,408,696
Other liabilities	5,502,199	4,848,969
Total liabilities	$ 260,686,008	$ 260,257,665
Shareholders’ equity	$ 89,595,462	$ 84,191,113
Total liabilities and shareholders’ equity	$ 350,281,470	$ 344,448,778

	Three Months Ended

	March 31, 2011	March 31, 2010(2)

Revenues	$ 10,360,961	$ 20,473,513
Expenses	7,113,424	14,995,541
Net investment income before unrealized
appreciation (depreciation)	$ 3,247,537	$ 5,477,972
Change in net unrealized appreciation
(depreciation)	3,368,881	(15,849,613)
Net increase (decrease) in net assets resulting
from operations	$ 6,616,418	$ (10,371,641)

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. The Real Estate Joint Venture generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.
(2)	Includes the results of operations of Allagash.

7 Interest Rate Swap Agreements

Belcrest Capital has entered into interest rate swap agreements with Merrill Lynch Capital Services, Inc. to fix the cost of a portion of its borrowings under the Credit Facility (Note 8). Pursuant to the agreements, Belcrest Capital makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with the one-month London Interbank Offered Rate (LIBOR). The notional or contractual amounts of these instruments may not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these investments is meaningful only when considered in conjunction with all related assets, liabilities and agreements. The risks of interest rate swap agreements include changes in market conditions that will affect the value of the agreement or the cash flows and the possible inability of the counterparty to fulfill its obligations under the agreement. Belcrest Capital’s maximum risk of loss from counterparty credit risk is the discounted net value of the cash flows to be received from/paid to the counterparty over the agreement’s remaining life, to the extent that the amount is positive. See Note 2 for additional information. The following table summarizes Belcrest Capital’s interest rate swap agreements.

Liability Derivatives at

Derivatives Not Designated as Hedging Instruments	March 31, 2011	December 31, 2010

Notional amount	$ 3,870,000	$ 3,870,000
Average notional amount during the respective period	$ 3,870,000	$ 82,554,000
Weighted average fixed interest rate	6.29%	6.29%
Floating rate	LIBOR + 0.30%	LIBOR + 0.30%
Final termination date	7/2015	7/2015
Fair value	$ (639,088)	$ (710,801)

8 Debt

Credit Facility – Belcrest Capital has a credit arrangement with Bank of America (the Credit Facility). The Credit Facility may be terminated by the lender on or after September 24, 2012 provided 180 days’ notice is given. Belcrest Capital may terminate the Credit Facility upon 30 days’ notice.

In March 2011, Belcrest Capital amended the Credit Facility to decrease its total commitment by $65,000,000 to an aggregate amount available for borrowing of $135,000,000. At March 31, 2011, Belcrest Capital had outstanding borrowings under the Credit Facility of $91,000,000. The fair value of the Credit Facility approximates its carrying value.

Belcrest Capital pays a rate of interest equal to three-month LIBOR plus 1.50%, reduced from 1.75% in March 2011, per annum on outstanding borrowings under the Credit Facility. A commitment fee is paid on the unused commitment amount equal to 0.25% per annum, reduced from 0.40% in March 2011. Belcrest Capital will incur an additional fee if outstanding borrowings fall below certain levels.

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

Average Borrowings and Average Interest Rate — During the three months ended March 31, 2011, the average balance of borrowings under the Credit Facility was approximately $138,100,000 with a weighted average interest rate of 2.42%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

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

	Three Months Ended

	March 31, 2011	March 31, 2010
Investment income
The Portfolio*	$ 1,889,292	$ 2,080,923
Real estate	3,463,071	5,867,564
Unallocated	5,124	956
Total investment income	$ 5,357,487	$ 7,949,443

Net increase (decrease) in net
assets from operations
The Portfolio*	$ 28,882,235	$ 39,210,285
Real estate	15,201,865	(8,304,875)
Unallocated	(278,762)	(182,662)
Net increase in net assets from
operations	$ 43,805,338	$ 30,722,748

	March 31, 2011	December 31, 2010
Net assets
The Portfolio*	$ 676,381,917	$ 658,320,276
Real estate	13,584,383	528,030
Unallocated(1)	(11,014,521)	(10,812,175)
Net assets	$ 678,951,779	$ 648,036,131

*	Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding Credit Facility borrowings not specifically used to fund real estate investments. As of March 31, 2011 and December 31, 2010, such borrowings that were primarily used to pay selling commissions and organization expenses totaled approximately $14,989,000. Unallocated assets primarily consist of direct cash held by the Fund and the Fund’s investment in Cash Reserves Fund. As of March 31, 2011 and December 31, 2010, such amounts totaled approximately $4,255,000 and $4,480,000, respectively.

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

MD&A for the Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010.(1)

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

The Fund’s total return was 6.81% for the quarter ending March 31, 2011. This return reflects an increase in the Fund’s net asset value per share from $97.13 to $103.33 and a distribution of $0.40 per share during the period. The total return of the Index was 5.92% over the same period. Last year, the Fund had a total return of 5.79% for the quarter ending March 31, 2010. This return reflected an increase in the Fund’s redemption price per share from $80.33 to $84.74 and a distribution of $0.25 per share during the period. The Index had a total return of 5.39% over the same period.

Performance of the Portfolio. Global equity markets posted solid gains during the first quarter of 2011, amidst negative international news that was dominated by the tragic earthquake and tsunami in Japan and political upheaval in North Africa and the Middle East. The U.S. economy has continued to show improvement. Consumer spending jumped in the fourth quarter of 2010, bolstering fourth-quarter gross domestic product, and the jobless rate fell to 8.8% in March 2011- the lowest level in two years.

U.S. equity markets generally gained during the first quarter of 2011, with the Index advancing 5.92% for the quarter. In terms of investment styles, large-cap value stocks outperformed large-cap growth stocks, while small-cap value stocks underperformed small-cap growth stocks. In the broader market indices, small-cap stocks outperformed large-cap stocks for the three-month period.

The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. For the quarter ending March 31, 2011, the Portfolio had a total return of 4.51%, underperforming the Index, its benchmark, which had a total return of 5.92%. For comparison, the total return of the Portfolio

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Performance is for the stated time period only and is not annualized; due to market volatility, current performance of the Fund and of the Portfolio may be lower or higher than the quoted return. The performance of the Fund and the Portfolio is compared to that of their benchmark, the Index. It is not possible to invest directly in an index.

in the first quarter of 2010 was 5.86% compared to the 5.39% return of the Index during the period.

Within the Index, the energy and industrials sectors recorded the strongest gains, outpacing the Index’s overall return, followed by the health care and telecommunications sectors. In comparison, the consumer staples, utilities, financials and information technology (IT) sectors were Index laggards during the quarter, though each had positive returns.

The Portfolio’s underweighting and stock selection in the energy sector detracted the most from performance compared to the Index. Stock selection in the consumer discretionary and health care sectors also hurt performance on a relative basis. Stock selection and overweighting in the consumer staples sector further detracted from the Portfolio’s performance, as did the Portfolio’s overweighting in the lagging IT sector. This IT allocation impact was mitigated, however, by stock selection as the Portfolio’s investments within the IT services and software industries outperformed those in the Index.

The Portfolio’s underweighting and stock selection in the financials sector provided the biggest boost to relative performance. Within that sector, diversified financial services and insurance stocks made the largest contributions to the Portfolio’s return. Overweighting the industrials sector also helped the Portfolio’s performance and was further bolstered by stock selection in the machinery industry. Finally, the Portfolio’s underweighting of the utilities sector and stronger stock selection within telecommunication services also made a positive contribution to its relative performance.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of March 31, 2011, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Lafayette Real Estate LLC (Lafayette); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford I LLC (Bel Stamford I); and a portfolio of preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts. Lafayette owns office properties and Bel Stamford I owns an interest in an office property leased to a single tenant.

During the quarter ending March 31, 2011, Belcrest Realty entered into a transaction with the issuer of two of its Partnership Preference Units, whereby the Partnership Preference Units were exchanged for preferred stock and sold in a public offering for approximately $52.5 million. The sale resulted in a gain of $8.4 million as compared to the fair value at December 31, 2010, but a $2.5 million loss against the aggregate cost basis of the investments. The net proceeds from the sale were used to pay down a portion of the Fund’s credit facility.

The Fund’s real estate investments produced positive returns for the quarter ending March 31, 2011, due principally to the gain on the sale of Partnership Preference Units, an increase in the fair value of Lafayette and net investment income generated during the period. The performance of commercial real estate in general has benefited from the continued improvement in economic and capital market conditions in 2010 and the first quarter of 2011. The improvement in commercial real estate performance is still uneven, with investors focused on high quality properties in certain core markets. Further improvements of investment values and fundamentals will be largely dependent on continued economic recovery, job growth and availability of capital. The fair value of Belcrest Realty’s continuing investments in Partnership Preference Units remained generally flat during the quarter.

During the quarter ending March 31, 2011, the Fund’s net investment income from real estate investments was approximately $3.5 million compared to approximately $5.9 million for the quarter ending March 31, 2010, a decrease of $2.4 million or 41%. The decrease was principally due to the sale of Belcrest Realty’s interest in a Real Estate Joint Venture, Allagash Property Trust (Allagash), in November 2010. For the quarter ending March 31, 2010, the Fund’s net investment income from real estate investments decreased due principally to decreases in the net investment income from Allagash.

The fair value of the Fund’s real estate investments was approximately $90.6 million at March 31, 2011 compared to approximately $130.7 million at December 31, 2010, a net decrease of $40.1 million or 31%. The net decrease was due to the sale of Partnership Preference Units during the quarter partially offset by increases in the fair value of Lafayette.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into a credit arrangement with Bank of America (the Credit Facility). The Credit Facility may be terminated by the lender on or after September 24, 2012 provided 180 days’ notice is given. The Fund may terminate the Credit Facility upon 30 days’ notice. In the event the lender exercises its ability to terminate the Credit Facility, the Fund will seek alternative financing arrangements.

In March 2011, the Credit Facility was amended to decrease the commitment by $65.0 million from an aggregate amount available for borrowing of $200.0 million to $135.0 million. In addition, the amendment extended the date after which the lender may terminate the Credit Facility (on 180 days written notice) from September 24, 2011 to September 24, 2012, reduced the rate of interest the Fund pays on outstanding borrowings from an amount equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.75% per annum to three-month LIBOR plus 1.50% per annum and reduced the commitment fee the Fund pays on the unused commitment amount from 0.40% per annum to 0.25% per annum.

As of March 31, 2011, the Fund had outstanding borrowings under the Credit Facility of $91.0 million. The unused portion of the Credit Facility totaled $44.0 million as of March 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The Fund’s primary exposure to interest rate risk arises from its real estate investments that are financed by the Fund with floating rate borrowings under the Credit Facility and by fixed-rate mortgage notes secured by the real property of the Real Estate Joint Venture and Co-owned Property. Partnership Preference Units are fixed-rate instruments whose values will generally decrease when interest rates rise and increase when interest rates fall. The interest rates on borrowings under the Credit Facility are reset at regular intervals based on three-month LIBOR. The Fund has entered into an interest rate swap agreement to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreement, the Fund makes periodic payments to the counterparty at predetermined fixed rates in exchange for floating rate payments that fluctuate with one-month LIBOR. The Fund’s interest rate swap agreement will generally increase in value when interest rates rise and decrease in value when interest rates fall. In the future, the Fund may use other interest rate hedging arrangements (such as caps, floors and collars) to fix or limit borrowing costs. The use of interest rate hedging arrangements is a specialized activity that can expose the Fund to significant loss.

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

								Fair Value as
								of March 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit Facility		$91,000,000					$91,000,000	$91,000,000

Average interest rate		1.80%					1.80%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable				$ 3,870,000			$ 3,870,000	$(639,088)
interest rate swap agreements

Average pay rate					6.29%		6.29%

Average receive rate					0.54%		0.54%

Rate sensitive
Investments:

Fixed-rate Partnership
Preference Units:

Essex Portfolio, L.P.,
7.875% Series B
Cumulative Redeemable
Preferred Units,
Callable 12/31/09,
Current Yield: 8.80%	$15,209,090						$ 15,209,090	$13,418,010

Liberty Property
Limited Partnership,
7.45% Series B
Cumulative Redeemable
Preferred Units,
Callable 8/31/09,
Current Yield: 8.60%	$ 6,250,000						$ 6,250,000	$ 5,415,000

Vornado Realty L.P., 7%
Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield: 8.37%(1)	$ 7,787,646						$ 7,787,646	$10,031,417

*	The amounts listed reflect the Fund’s positions as of March 31, 2011. The Fund’s current positions may differ.
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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ending March 31, 2011 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although in the ordinary course of business the Fund and its subsidiaries may become involved in legal proceedings, the Fund is not aware of any material pending legal proceedings to which they are subject.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in the Fund’s Form 10-K for the year ending December 31, 2010 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ending December 31, 2010, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption. During each month in the quarter ending March 31, 2011, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ending	Redeemed(1)	Per Share

January 31, 2011	22,281.230	$99.40
February 28, 2011	9,813.107	$102.27
March 31, 2011	77,304.096	$101.81
Total	109,398.433	$101.29

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:
	4.3 (b)	First Amendment dated March 24, 2011 to Master Credit Agreement among the Fund, the other borrowers thereunder, Bank of America N.A. and each of the other Lenders thereunder, and Bank of America N.A. as administrative agent filed herewith.
	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on May 10, 2011.

BELCREST CAPITAL FUND LLC

/s/ Andrew C. Frenette

Andrew C. Frenette
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

4.3 (b)	First Amendment dated March 24, 2011 to Master Credit Agreement among the Fund, the other borrowers thereunder, Bank of America N.A. and each of the other Lenders thereunder, and Bank of America N.A. as administrative agent filed herewith.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002