Form 10-Q
period 2011-06-30
BELCREST CAPITAL FUND LLC
filed 2011-08-09
CIK 1070495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

	Belcrest Capital Fund LLC
	Index to Form 10-Q
PART I. FINANCIAL INFORMATION		Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of	3
	June 30, 2011 and December 31, 2010
	Condensed Consolidated Statements of Operations for the Three Months Ended	4
	June 30, 2011 and 2010 and for the Six Months Ended June 30, 2011 and 2010
	Condensed Consolidated Statements of Changes in Net Assets for the Six	6
	Months Ended June 30, 2011 and the Year Ended December 31, 2010
	Condensed Consolidated Statements of Cash Flows for the Six Months	7
	Ended June 30, 2011 and 2010
	Financial Highlights for the Six Months Ended June 30, 2011 and the	8
	Year Ended December 31, 2010
	Notes to Condensed Consolidated Financial Statements as of June 30, 2011	9
Item 2.	Management’s Discussion and Analysis of Financial Condition	20
	and Results of Operations (MD&A).
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	25
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	(Removed and Reserved).	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	27
SIGNATURES		28
EXHIBIT INDEX		29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2011	December 31, 2010
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 670,817,935	$ 659,946,022
Investment in Partnership Preference Units	15,749,770	72,580,818
Investment in Real Estate Joint Venture	69,133,726	55,149,311
Investment in Co-owned Property	2,639,365	2,926,700
Short-term investment	2,537,607	3,230,918
Total investments, at value	$ 760,878,403	$ 793,833,769
Cash	135,987	1,222,976
Interest receivable from affiliated investment	247	663
Other assets	106,923	260,879
Total assets	$ 761,121,560	$ 795,318,287

Liabilities:
Loan payable – Credit Facility	$ 78,000,000	$ 144,000,000
Payable for Fund shares redeemed	80,000	1,546,143
Interest payable for open interest rate swap agreements	2,496	1,848
Open interest rate swap agreements, at value	689,727	710,801
Payable to affiliate for investment advisory and administrative fees	213,846	238,957
Payable to affiliate for servicing fee	84,829	70,992
Other accrued expenses:
Interest expense	48,718	137,324
Other expenses and liabilities	509,470	576,091
Total liabilities	$ 79,629,086	$ 147,282,156

Net assets	$ 681,492,474	$ 648,036,131

Shareholders’ capital	$ 681,492,474	$ 648,036,131

Shares outstanding (unlimited number of shares authorized)	6,451,898	6,671,766

Net asset value and redemption price per share	$ 105.63	$ 97.13

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $172,570, $112,055, $186,797 and $142,739,
respectively)	$ 3,533,803	$ 3,370,892	$ 6,476,149	$ 6,538,880
Interest allocated from Belvedere Company	2,376	2,366	4,900	4,448
Expenses allocated from Belvedere Company	(1,052,545)	(1,052,364)	(2,108,123)	(2,141,511)
Net investment income allocated from Belvedere Company	$ 2,483,634	$ 2,320,894	$ 4,372,926	$ 4,401,817
Net investment income allocated from Real Estate Joint Ventures	2,009,286	4,528,404	4,142,918	8,732,589
Distributions from Partnership Preference Units	308,856	1,515,390	1,480,835	3,030,781
Net investment income allocated from Co-owned Property	155,205	145,486	312,665	293,474
Interest	-	-	-	240
Interest allocated from affiliated investments	2,089	1,320	7,574	2,526
Expenses allocated from affiliated investments	(205)	(126)	(566)	(616)
Total investment income	$ 4,958,865	$ 8,511,368	$ 10,316,352	$ 16,460,811

Expenses:
Investment advisory and administrative fees	$ 650,111	$ 1,088,369	$ 1,372,436	$ 2,198,851
Servicing fee	84,828	56,189	164,288	115,597
Interest expense on Credit Facility	480,654	1,146,818	1,317,571	1,686,390
Custodian and transfer agent fee	13,230	15,617	26,831	29,564
Miscellaneous	92,642	97,424	221,885	246,726
Total expenses	$ 1,321,465	$ 2,404,417	$ 3,103,011	$ 4,277,128
Deduct –
Reduction of custodian and transfer agent fee	$ -	$ 17	$ 398	$ 17
Net expenses	$ 1,321,465	$ 2,404,400	$ 3,102,613	$ 4,277,111

Net investment income	$ 3,637,400	$ 6,106,968	$ 7,213,739	$ 12,183,700

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment and foreign currency transactions allocated from
Belvedere Company (identified cost basis)(1)	$ 2,051,838	$ (933,500)	$ 5,632,155	$ 540,189
Investment transactions in Partnership Preference Units
(identified cost basis)	(390,410)	19,543	(2,820,044)	39,427
Investment transactions in Real Estate Joint Ventures	-	-	1,327,381	-
Investment transactions allocated from affiliated investments	82	24	149	274
Interest rate swap agreements(2)	(56,495)	(1,048,186)	(111,935)	(2,781,940)
Net realized gain (loss)	$ 1,605,015	$ (1,962,119)	$ 4,027,706	$ (2,202,050)

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated
from Belvedere Company (identified cost basis)	$ (1,725,962)	$ (90,936,938)	$ 21,947,303	$ (55,029,003)
Investment in Partnership Preference Units
(identified cost basis)	2,253,378	592,013	13,685,614	1,020,552
Investment in Real Estate Joint Ventures	9,971,169	17,555,400	12,600,263	4,859,814
Investment in Co-owned Property	(600,000)	(325,000)	(600,000)	(700,000)
Interest rate swap agreements	(50,639)	856,369	21,074	2,476,428
Net change in unrealized appreciation (depreciation)	$ 9,847,946	$ (72,258,156)	$ 47,654,254	$ (47,372,209)

Net realized and unrealized gain (loss)	$ 11,452,961	$ (74,220,275)	$ 51,681,960	$ (49,574,259)

Net increase (decrease) in net assets from operations	$ 15,090,361	$ (68,113,307)	$ 58,895,699	$ (37,390,559)

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $2,428,072, $(519,917), $6,176,679 and $564,841, respectively.
(2)	Amounts represent net interest incurred in connection with periodic settlement of interest rate swap agreements (Note 7).

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 7,213,739	$ 22,397,199
Net realized gain (loss) from investment transactions, foreign
currency transactions and interest rate swap agreements	4,027,706	(137,648,888)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	47,654,254	234,813,836
Net increase in net assets from operations	$ 58,895,699	$ 119,562,147

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 843,077	$ 600,452
Net asset value of Fund shares redeemed	(23,616,619)	(122,796,610)
Net decrease in net assets from Fund share transactions	$ (22,773,542)	$ (122,196,158)

Distributions –
Distributions to Shareholders	$ (2,665,814)	$ (2,007,089)
Total distributions	$ (2,665,814)	$ (2,007,089)

Net increase (decrease) in net assets	$ 33,456,343	$ (4,641,100)

Net assets:
At beginning of period	$ 648,036,131	$ 652,677,231
At end of period	$ 681,492,474	$ 648,036,131

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

Increase (Decrease) in Cash:	June 30, 2011	June 30, 2010
Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ 58,895,699	$ (37,390,559)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(4,372,926)	(4,401,817)
Net investment income allocated from Real Estate Joint Ventures	(4,142,918)	(8,732,589)
Payments from Real Estate Joint Ventures	4,086,147	7,381,690
Net investment income allocated from Co-owned Property	(312,665)	(293,474)
Amortization of deferred loan costs – Credit Facility	153,956	153,956
(Increase) decrease in affiliated investment and interest receivable from affiliated investment	693,876	(571,025)
Increase in other assets	-	(4,000)
Increase (decrease) in interest payable for open interest rate swap agreements	648	(58,212)
Decrease in payable to affiliate for investment advisory and administrative fees	(25,111)	(9,103)
Increase (decrease) in payable to affiliate for servicing fee	13,837	(19)
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(155,227)	22,533
Increases in Partnership Preference Units	(3,495)	(933)
Proceeds from sales of Partnership Preference Units	67,700,113	404,088
(Increase) decrease in investment in Belvedere Company	(4,000,000)	1,500,000
Net interest incurred on interest rate swap agreements	(111,935)	(2,781,940)
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	(4,027,706)	2,202,050
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	(47,654,254)	47,372,209
Net cash flows provided by operating activities	$ 66,738,039	$ 4,792,855

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ -	$ 193,000,000
Repayments of Credit Facility	(66,000,000)	(197,000,000)
Payment for deferred loan costs – Credit Facility	-	(575,000)
Payments for Fund shares redeemed	(2,291)	(3,363)
Distributions paid to Shareholders	(1,822,737)	(1,406,637)
Net cash flows used in financing activities	$ (67,825,028)	$ (5,985,000)

Net decrease in cash	$ (1,086,989)	$ (1,192,145)

Cash at beginning of period	$ 1,222,976	$ 1,212,932
Cash at end of period	$ 135,987	$ 20,787

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 1,252,221	$ 1,468,912
Interest paid on interest rate swap agreements, net	$ 111,287	$ 2,840,152
Reinvestment of distributions paid to Shareholders	$ 843,077	$ 600,452
Market value of securities distributed in payment of redemptions	$ 25,080,471	$ 69,612,316

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010

Net asset value – Beginning of period	$ 97.130	$ 80.330

Income (loss) from operations

Net investment income(1)	$ 1.098	$ 3.048
Net realized and unrealized gain	7.802	14.002

Total income from operations	$ 8.900	$ 17.050

Distributions

Distributions to Shareholders	$ (0.400)	$ (0.250)

Total distributions	$ (0.400)	$ (0.250)

Net asset value – End of period	$ 105.630	$ 97.130

Total Return(2)	9.19% (3)	21.26%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	1.17% (8)	1.50%
Interest and other borrowing costs(4)(6)	0.40% (8)	0.63%

Total expenses	1.57% (8)	2.13%

Net investment income(6)	2.17% (8)	3.66%

Ratios as a percentage of average gross assets(7)

Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	0.81% (8)	0.77%
Interest and other borrowing costs(4)(6)	0.28% (8)	0.32%

Total expenses	1.09% (8)	1.09%

Net investment income(6)	1.50% (8)	1.87%

Supplemental Data
Net assets, end of period (000’s omitted)	$ 681,492	$ 648,036
Portfolio turnover of Tax-Managed Growth Portfolio	2% (3)	2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.
(3)	Not annualized.
(4)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).
(5)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio.
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
(7)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments.
(8)	Annualized.

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC as of June 30, 2011

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

2 Investment and Other Valuations

The Fund invests in shares of Belvedere Capital Fund Company LLC (Belvedere Company). Belvedere Company’s only investment is an interest in Tax-Managed Growth Portfolio (the Portfolio), a diversified, open-end management investment company registered under the Investment Company Act of 1940, as amended (the 1940 Act), the value of which is derived from a proportional interest therein. Valuation of the Portfolio’s securities is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included in the Fund’s Annual Report on Form 10-K dated February 28, 2011. The Fund also invests in real estate investments through a controlled subsidiary, Belcrest Realty Corporation (Belcrest Realty). Such investments include preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs), an investment in a real estate joint venture (Real Estate Joint Venture) and a tenancy-in-common interest in real property (Co-owned Property). In November 2010, Belcrest Realty sold its interest in the Allagash Property Trust (Allagash) Real Estate Joint Venture. The Real Estate Joint Venture and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund). Cash Reserves Fund is an affiliated investment company managed by Eaton Vance Management (Eaton Vance). Additionally, Belcrest Capital has entered into interest rate swap agreements (Note 7). Boston Management and Research (Boston Management), a subsidiary of Eaton Vance, makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

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

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions about the inputs market participants would use in valuing the investment. Investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable. The Fund’s assets classified as Level 3 as of June 30, 2011 and December 31, 2010 represent 11.5% and 16.4%, respectively, of the Fund’s total assets.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of June 30, 2011 and December 31, 2010.

	Fair Value Measurements at June 30, 2011

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 670,817,935	$ -	$ 670,817,935	$ -
Partnership Preference Units	15,749,770	-	-	15,749,770
Real Estate Joint Venture	69,133,726	-	-	69,133,726
Co-owned Property	2,639,365	-	-	2,639,365
Short-term investment	2,537,607	-	2,537,607	-

Total	$ 760,878,403	$ -	$ 673,355,542	$ 87,522,861

Liabilities
Interest rate swap agreements	$ 689,727	$ -	$ 689,727	$ -

	Fair Value Measurements at December 31, 2010

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 659,946,022	$ -	$ 659,946,022	$ -
Partnership Preference Units	72,580,818	-	-	72,580,818
Real Estate Joint Venture	55,149,311	-	-	55,149,311
Co-owned Property	2,926,700	-	-	2,926,700
Short-term investment	3,230,918	-	3,230,918	-

Total	$ 793,833,769	$ -	$ 663,176,940	$ 130,656,829

Liabilities
Interest rate swap agreements	$ 710,801	$ -	$ 710,801	$ -

The following tables present the changes in the Level 3 fair value category for the three months and six months ended June 30, 2011 and 2010.

	Level 3 Fair Value Measurements for the
	Three Months Ended June 30, 2011

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Venture	Property	Total

Beginning balance as of
March 31, 2011	$ 28,864,427	$ 58,699,969	$ 3,084,160	$ 90,648,556
Net realized loss	(390,410)	-	-	(390,410)
Net change in unrealized
appreciation (depreciation)	2,253,378	9,971,169	(600,000)	11,624,547
Proceeds from sales	(14,977,625)	-	-	(14,977,625)
Net investment income(1)	-	2,009,286	155,205	2,164,491
Other(2)	-	(1,546,698)	-	(1,546,698)

Ending balance as of
June 30, 2011	$ 15,749,770	$ 69,133,726	$ 2,639,365	$ 87,522,861

Net change in unrealized
appreciation (depreciation) from
investments still held at
June 30, 2011	$ 353,290	$ 9,971,169	$ (600,000)	$ 9,724,459

	Level 3 Fair Value Measurements for the
	Three Months Ended June 30, 2010

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total

Beginning balance as of
March 31, 2010	$ 69,529,804	$ 60,447,346	$ 2,108,851	$ 132,086,001
Net realized gain	19,543	-	-	19,543
Net change in unrealized
appreciation (depreciation)	592,013	17,555,400	(325,000)	17,822,413
Net sales	(209,899)	-	-	(209,899)
Net investment income(1)	-	4,528,404	145,486	4,673,890
Other(2)	-	(3,745,093)	-	(3,745,093)

Ending balance as of
June 30, 2010	$ 69,931,461	$ 78,786,057	$ 1,929,337	$ 150,646,855

Net change in unrealized
appreciation (depreciation) from
investments still held at
June 30, 2010	$ 605,805	$ 17,555,400	$ (325,000)	$ 17,836,205

	Level 3 Fair Value Measurements for the
	Six Months Ended June 30, 2011

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Venture	Property	Total

Beginning balance as of
December 31, 2010	$ 72,580,818	$ 55,149,311	$ 2,926,700	$ 130,656,829
Net realized loss	(2,820,044)	-	-	(2,820,044)
Net change in unrealized
appreciation (depreciation)	13,685,614	12,600,263	(600,000)	25,685,877
Cost of purchases	3,495	-	-	3,495
Proceeds from sales	(67,700,113)	-	-	(67,700,113)
Net investment income(1)	-	4,142,918	312,665	4,455,583
Other(2)	-	(2,758,766)	-	(2,758,766)

Ending balance as of
June 30, 2011	$ 15,749,770	$ 69,133,726	$ 2,639,365	$ 87,522,861

Net change in unrealized
appreciation (depreciation) from
investments still held at
June 30, 2011	$ 977,188	$ 12,600,263	$ (600,000)	$ 12,977,451

	Level 3 Fair Value Measurements for the
	Six Months Ended June 30, 2010

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total

Beginning balance as of
December 31, 2009	$ 69,274,637	$ 72,575,344	$ 2,335,863	$ 144,185,844
Net realized gain	39,427	-	-	39,427
Net change in unrealized
appreciation (depreciation)	1,020,552	4,859,814	(700,000)	5,180,366
Net sales	(403,155)	-	-	(403,155)
Net investment income(1)	-	8,732,589	293,474	9,026,063
Other(2)	-	(7,381,690)	-	(7,381,690)

Ending balance as of
June 30, 2010	$ 69,931,461	$ 78,786,057	$ 1,929,337	$ 150,646,855

Net change in unrealized
appreciation (depreciation) from
investments still held at
June 30, 2010	$ 1,046,926	$ 4,859,814	$ (700,000)	$ 5,206,740

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents net capital distributions recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the six months ended June 30, 2011 and 2010.

Six Months Ended

Investment Transactions	June 30, 2011	June 30, 2010

Increases in investment in Belvedere Company	$ 4,000,000	$ -
Decreases in investment in Belvedere Company	$ 25,080,471	$ 71,112,316
Increases in Partnership Preference Units	$ 3,495	$ 933
Decreases in Partnership Preference Units(1)	$ 67,700,113	$ 404,088
Decreases in investment in Real Estate Joint Ventures	$ 4,086,147	$ 7,381,690

(1)	In March 2011, Belcrest Realty exchanged Partnership Preference Units for preferred stock of the respective issuer and subsequently sold the preferred stock for $52,522,511, for which an aggregate realized loss of $2,477,489 was recognized on the transaction. The aggregate realized loss on this transaction is included in investment transactions in Partnership Preference Units in the condensed consolidated statements of operations.

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the six months ended June 30, 2011 and 2010, including allocations of income, expenses and net realized and unrealized gains (losses).

Six Months Ended

	June 30, 2011	June 30, 2010

Belvedere Company’s interest in the Portfolio(1)	$ 6,408,368,663	$ 5,629,028,525
The Fund’s investment in Belvedere Company(2)	$ 670,817,935	$ 584,245,612
Income allocated to Belvedere Company from the Portfolio	$ 62,530,493	$ 62,569,237
Income allocated to the Fund from Belvedere Company	$ 6,481,049	$ 6,543,328
Expenses allocated to Belvedere Company from the Portfolio	$ 15,359,316	$ 15,470,225
Expenses allocated to the Fund from Belvedere Company(3)	$ 2,108,123	$ 2,141,511
Net realized gain from investment and foreign currency
transactions allocated to Belvedere Company from the Portfolio	$ 54,451,137	$ 5,439,034
Net realized gain from investment and foreign currency
transactions allocated to the Fund from Belvedere Company	$ 5,632,155	$ 540,189
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the
Portfolio	$ 210,697,464	$ (538,118,805)
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere
Company	$ 21,947,303	$ (55,029,003)

(1)	As of June 30, 2011 and 2010, the value of Belvedere Company’s interest in the Portfolio represents 71.2% and 70.6% of the Portfolio’s net assets, respectively.
(2)	As of June 30, 2011 and 2010, the Fund’s investment in Belvedere Company represents 10.5% and 10.4% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

Six Months Ended

	June 30, 2011	June 30, 2010

Expenses allocated from the Portfolio	$ 1,592,720	$ 1,620,642
Servicing fee	$ 501,380	$ 506,715
Operating expenses	$ 14,023	$ 14,154

A summary of the Portfolio’s Statement of Assets and Liabilities at June 30, 2011, December 31, 2010 and June 30, 2010 and its operations for the six months ended June 30, 2011, for the year ended December 31, 2010 and for the six months ended June 30, 2010 follows:

	June 30, 2011	December 31, 2010	June 30, 2010

Investments, at value	$ 8,980,188,860	$ 9,029,003,397	$ 7,959,822,749
Receivable for investments sold (1)	43,791,077	7,012,596	6,387,721
Other assets	12,243,461	13,226,287	11,243,819

Total assets	$ 9,036,223,398	$ 9,049,242,280	$ 7,977,454,289

Investment adviser fee payable	$ 3,343,097	$ 3,440,053	$ 3,220,115
Payable for investments purchased	27,017,090	-	-
Other liabilities	382,165	585,010	657,348

Total liabilities	$ 30,742,352	$ 4,025,063	$ 3,877,463

Net assets	$ 9,005,481,046	$ 9,045,217,217	$ 7,973,576,826

	June 30, 2011	December 31, 2010	June 30, 2010

Total investment income	$ 88,071,548	$ 169,933,356	$ 88,490,921

Investment adviser fee	$ 20,846,306	$ 40,626,632	$ 20,916,721
Other expenses	789,777	1,710,294	953,918

Total expenses	$ 21,636,083	$ 42,336,926	$ 21,870,639

Net investment income	$ 66,435,465	$ 127,596,430	$ 66,620,282
Net realized gain from investment and
foreign currency transactions(2)	123,298,154	232,540,068	86,327,876
Net change in unrealized appreciation
(depreciation) of investments and
foreign currency	251,550,382	705,390,449	(842,681,069)

Net increase (decrease) in net assets
from operations	$ 441,284,001	$ 1,065,526,947	$ (689,732,911)

(1)	Receivable for investments sold as of December 31, 2010 and June 30, 2010 was previously presented in other assets.
(2)	Amounts include net realized gain from redemptions in-kind of $129,920,672, $268,975,439 and $86,419,296, respectively.

6 Investment in Real Estate Joint Ventures

At June 30, 2011 and December 31, 2010, Belcrest Realty held an investment in one Real Estate Joint Venture, Lafayette Real Estate LLC (Lafayette). Belcrest Realty held an estimated majority economic interest of 66.1% and 65.7% in Lafayette as of June 30, 2011 and December 31, 2010, respectively. Lafayette owns office properties. In November 2010, Belcrest Realty sold its interest in Allagash to a third party.

Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	June 30, 2011	December 31, 2010

Investment in real estate	$ 355,300,000	$ 336,400,000
Other assets	9,141,608	8,048,778
Total assets	$ 364,441,608	$ 344,448,778

Mortgage notes payable, at face(1)	$ 254,960,561	$ 255,408,696
Other liabilities	4,641,445	4,848,969
Total liabilities	$ 259,602,006	$ 260,257,665
Shareholders’ equity	$ 104,839,602	$ 84,191,113
Total liabilities and shareholders’ equity	$ 364,441,608	$ 344,448,778

	Three Months Ended		Six Months Ended

	June 30, 2011	June 30, 2010(2)	June 30, 2011	June 30, 2010(2)

Revenues	$ 10,021,618	$ 19,924,064	$ 20,382,579	$ 40,397,577
Expenses	7,001,503	14,086,882	14,114,927	29,082,423
Net investment income before unrealized
appreciation (depreciation)	$ 3,020,115	$ 5,837,182	$ 6,267,652	$ 11,315,154
Change in net unrealized appreciation
(depreciation)	14,439,649	22,737,266	17,808,530	6,887,653
Net increase in net assets resulting from
operations	$ 17,459,764	$ 28,574,448	$ 24,076,182	$ 18,202,807

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. The Real Estate Joint Venture generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.
(2)	Includes the results of operations of Allagash.

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

Liability Derivatives at

Derivatives Not Designated as Hedging Instruments	June 30, 2011	December 31, 2010

Notional amount	$ 3,870,000	$ 3,870,000
Average notional amount during the respective period	$ 3,870,000	$ 82,554,000
Weighted average fixed interest rate	6.29%	6.29%
Floating rate	LIBOR + 0.30%	LIBOR + 0.30%
Final termination date	7/2015	7/2015
Fair value	$ (689,727)	$ (710,801)

8 Debt

Credit Facility — Belcrest Capital has a credit arrangement with Bank of America (the Credit Facility). The Credit Facility may be terminated by the lender on or after September 24, 2012 provided 180 days’ notice is given. Belcrest Capital may terminate the Credit Facility upon 30 days’ notice.

In March 2011, Belcrest Capital amended the Credit Facility to decrease its total commitment by $65,000,000 to an aggregate amount available for borrowing of $135,000,000. At June 30, 2011, Belcrest Capital had outstanding borrowings under the Credit Facility of $78,000,000. The fair value of the Credit Facility approximates its carrying value.

Belcrest Capital pays a rate of interest equal to three-month LIBOR plus 1.50% per annum, reduced from 1.75% in March 2011, on outstanding borrowings under the Credit Facility. A commitment fee is paid on the unused commitment amount equal to 0.25% per annum, reduced from 0.40% in March 2011. Belcrest Capital will incur an additional fee if outstanding borrowings fall below certain levels.

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

Average Borrowings and Average Interest Rate — During the six months ended June 30, 2011, the average balance of borrowings under the Credit Facility was approximately $109,800,000 with a weighted average interest rate of 2.40%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

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

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Investment income
The Portfolio*	$ 2,483,634	$ 2,320,894	$ 4,372,926	$ 4,401,817
Real estate	2,473,347	6,189,280	5,936,418	12,056,844
Unallocated	1,884	1,194	7,008	2,150
Total investment income	$ 4,958,865	$ 8,511,368	$ 10,316,352	$ 16,460,811

Net increase (decrease) in net
assets from operations
The Portfolio*	$ 2,561,426	$ (89,788,777)	$ 31,443,661	$ (50,578,492)
Real estate	12,799,038	21,899,149	28,000,903	13,594,274
Unallocated	(270,103)	(223,679)	(548,865)	(406,341)
Net increase (decrease) in net
assets from operations	$ 15,090,361	$ (68,113,307)	$ 58,895,699	$ (37,390,559)

	June 30, 2011	December 31, 2010
Net assets
The Portfolio*	$ 670,659,195	$ 658,320,276
Real estate	23,378,511	528,030
Unallocated(1)	(12,545,232)	(10,812,175)
Net assets	$ 681,492,474	$ 648,036,131

*	Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding Credit Facility borrowings that are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of June 30, 2011 and December 31, 2010, such borrowings totaled approximately $14,989,000. Unallocated assets primarily consist of direct cash held by the Fund and the Fund’s investment in Cash Reserves Fund. As of June 30, 2011 and December 31, 2010, such amounts totaled approximately $2,690,000 and $4,480,000, respectively.

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

MD&A for the Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010.(1)

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

The Fund’s total return was 2.23% for the quarter ending June 30, 2011. This return reflects an increase in the Fund’s net asset value per share from $103.33 to $105.63 during the period. The total return of the Index was 0.10% over the same period. Last year, the Fund had a total return of -11.87% for the quarter ending June 30, 2010. This return reflected a decrease in the Fund’s net asset value per share from $84.74 to $74.68 during the period. The Index had a total return of -11.43% over the same period.

Performance of the Portfolio. The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. For the quarter ending June 30, 2011, the Portfolio had a total return of 0.41% while the Index had a total return of 0.10%. For comparison, the total return of the Portfolio for the quarter ending June 30, 2010 was -13.17% compared to the -11.43% return of the Index during the period.

Global equity markets struggled to keep their heads above water during the second quarter of 2011, as a mid-year correction eclipsed earlier-in-the-quarter gains and essentially leveled returns across most equity markets. Persistent worries about sovereign debt in the eurozone, emerging markets inflation and political inertia in the United States were among the catalysts driving the correction in equities. A slowing of the U.S. economic recovery also cast a long shadow, although a late-June rally brought brighter skies.

During the quarter ending June 30, 2011, large–cap stocks outperformed small-caps, while value stocks trailed their growth-oriented peers in both the large- and small-cap categories. Within the Index, the health care sector recorded the strongest

(1) Past performance is no guarantee of future results. Investment return and principal value will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Total returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested. Performance is for the stated time period only and is not annualized; due to market volatility, current performance of the Fund and of the Portfolio may be lower or higher than the quoted return. The performance of the Fund and the Portfolio is compared to that of their benchmark, the Index. It is not possible to invest directly in an index.

gains, followed by the utilities and consumer staples sectors. In contrast, the energy, financials, information technology (IT) and materials sectors were Index laggards during the quarter, each posting negative returns.

The Portfolio’s outperformance of the Index for the quarter ending June 30, 2011 was the result of both security selection and sector allocation decisions relative to the Index. In the Portfolio, security selection was strongest in the IT and consumer staples sectors, while sector allocation proved most valuable in financials, energy and consumer staples. From an allocation standpoint, the Portfolio’s overweight to the defensive-oriented consumer staples sector during the quarter added value, as did an underweight to the struggling financials and energy sectors. Stock selection in the industrials, healthcare and financial sectors created a drag on performance.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of June 30, 2011, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Lafayette Real Estate LLC (Lafayette); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford I LLC (Bel Stamford I); and preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts. Lafayette owns office properties and Bel Stamford I owns an interest in an office property leased to a single tenant.

During the quarter ending June 30, 2011, Belcrest Realty sold certain of its Partnership Preference Units back to the issuer for approximately $14.8 million. The sale resulted in a gain of $1.4 million as compared to the fair value at March 31, 2011, but a $0.4 million loss against the aggregate cost basis of the investment. The net proceeds from the sale were used to pay down a portion of the Fund’s credit facility.

The Fund’s real estate investments produced positive returns for the quarter ending June 30, 2011, due principally to the gain on the sale of Partnership Preference Units, an increase in the fair value of Lafayette and net investment income generated during the period. Despite a slowing of the U.S. economic recovery in the second quarter of 2011, the performance of commercial real estate in general continues to benefit from improvements in capital market conditions and to a lesser extent operating fundamentals. The recovery of commercial real estate markets has varied by property sector and market. Transaction volume in the first half of 2011 has more than doubled year-over-year with investors and lenders focused on core assets in prime markets. Further improvements in property values and fundamentals in the broader market will be largely dependent on continued economic recovery, job growth and availability of capital. The fair value of the Fund’s continuing investments in Partnership Preference Units was generally flat during the quarter.

During the quarter ending June 30, 2011, the Fund’s net investment income from real estate investments was approximately $2.5 million compared to approximately $6.2 million for the quarter ending June 30, 2010, a decrease of $3.7 million, or 60%. The decrease was principally due to the sale of Belcrest Realty’s interest in a Real Estate Joint Venture, Allagash Property Trust (Allagash), in November 2010, as well as lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the quarter. During the quarter ending June 30, 2010, the Fund’s net investment income from real estate investments was generally flat.

MD&A for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.(1)

Performance of the Fund. The Fund’s total return was 9.19% for the six months ending June 30, 2011. This return reflects an increase in the Fund’s net asset value per share from $97.13 to $105.63 and a distribution of $0.40 per share during the period. The total return of the Index was 6.02% over the same period. Last year, the Fund had a total return of -6.77% for the six months ending June 30, 2010. This return reflected a decrease in the Fund’s net asset value per share from $80.33 to $74.68 and a distribution of $0.25 per share during the period. The Index had a total return of -6.65% over the same period.

Performance of the Portfolio. Global equity markets turned in positive performance during the first half of 2011, although this gain was achieved primarily in the first calendar quarter of the year. Markets struggled to keep their heads above water late in the period due to a mid-year correction, which mitigated the gains seen earlier in the period. Persistent worries about sovereign debt in the eurozone, emerging markets inflation and political inertia in the United States were among the catalysts driving the correction in equities. A slowing of the U.S. economic recovery also cast a long shadow, although a late-June rally brought brighter skies. In April 2011, the Federal Reserve Bank revised downward its April forecast for 2011 U.S. gross domestic product from a range of 3.1% to 3.3% to one of 2.7% to 2.9%. In addition, it cited that unemployment is likely to remain persistently higher than forecast just a few months ago. Weak housing data have continued to weigh on the U.S. economy, as the S&P/Case-Shiller Composite-20 City Home Price Index2 showed that housing prices in 20 U.S. metropolitan markets continued to drop in May 2011, albeit at a slower rate. In addition, purchases of new U.S. homes fell in May, for the first time in three months.

During the six months ending June 30, 2011, small-cap stocks outperformed large-caps, while growth stocks trailed their value-oriented peers in both the large- and small-cap categories. Within the Index, the health care sector recorded the strongest gains, followed by the energy and industrials sectors. In contrast, the financials, IT and materials sectors were Index laggards during the period.

For the six months ending June 30, 2011, the Portfolio had a total return of 4.94% while the Index had a total return of 6.02%. For comparison, the total return of the Portfolio for the six months ending June 30, 2010 was -8.08% compared to the -6.65% return of the Index during the period.

The Portfolio’s underperformance of the Index for the six months ending June 30, 2011 was the result of both security selection and sector allocation decisions relative to the Index. In the Portfolio, security selection was weakest in the consumer discretionary and health care sectors. An overweight allocation to the IT sector, an underperforming sector in the period, reversed positive stock selection decisions. An underweight of the lagging financials and materials sectors however benefited overall Portfolio returns. During the period the Portfolio remained overweight in the consumer staples and discretionary sectors, while it was underweight in the telecommunications and utilities sectors.

Performance of Real Estate Investments. The Fund’s real estate investments produced positive returns during the period, due principally to the gain on the sale of Partnership Preference Units, an increase in the fair value of Lafayette and net investment income generated during the period. Despite a slowing of the U.S. economic recovery in the second quarter of 2011, the performance of commercial real estate in general continues to benefit from improvements in capital market conditions and to a lesser extent operating fundamentals. The recovery of commercial real estate markets has varied by property sector and market. Transaction volume in the first half of 2011 has more than doubled year-over-year with investors and lenders focused on core assets in prime markets. Further improvements in property values and fundamentals in the broader market will be largely dependent on continued economic recovery, job growth and availability of capital. The fair value of the Fund’s continuing investments in Partnership Preference Units was generally flat during the period.

In March 2011, Belcrest Realty exchanged Partnership Preference Units for shares of the respective issuer’s preferred stock and subsequently sold the preferred stock for approximately $52.5 million. The sale resulted in a gain of $8.4 million as compared to the fair value at December 31, 2010, but a $2.5 million loss against the aggregate cost basis of the investments. The net proceeds from the sale were used to pay down a portion of the Fund’s credit facility.

In April 2011, Belcrest Realty sold certain of its Partnership Preference Units back to the issuer for approximately $14.8 million. The sale resulted in a gain of $1.4 million as compared to the fair value at December 31, 2010, but a $0.4 million loss against the aggregate cost basis of the investment. The net proceeds from the sale were used to pay down a portion of the Fund’s credit facility.

During the six months ending June 30, 2011, the Fund’s net investment income from real estate investments was approximately $5.9 million compared to approximately $12.1 million for the six months ending June 30, 2010, a decrease of $6.2 million, or 51%. The decrease was principally due to the sale of Belcrest Realty’s interest in a Real Estate Joint Venture,

(2) The S&P/Case-Shiller Composite-20 City Home Price Index tracks changes in the value of residential real estate in 20 metropolitan regions.

Allagash, in November 2010, as well as lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the period. During the six months ending June 30, 2010, the Fund’s net investment income from real estate investments was generally flat.

The fair value of the Fund’s real estate investments was approximately $87.5 million at June 30, 2011 compared to approximately $130.7 million at December 31, 2010, a net decrease of $43.2 million, or 33%. The net decrease was due to the sale of Partnership Preference Units during the period partially offset by increases in the fair value of Lafayette.

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

As of June 30, 2011, the Fund had outstanding borrowings under the Credit Facility of $78.0 million. The unused portion of the Credit Facility totaled $57.0 million as of June 30, 2011.

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

								Fair Value as
								of June 30,
	2012	2013	2014	2015	2016	Thereafter	Total	2011

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit Facility		$78,000,000					$78,000,000	$78,000,000

Average interest rate		1.75%					1.75%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable					$3,870,000		$3,870,000	$(689,727)
interest rate swap agreements

Average pay rate					6.29%		6.29%

Average receive rate					0.49%		0.49%

Rate sensitive
Investments:

Fixed-rate Partnership
Preference Units:

Liberty Property
Limited Partnership,
7.45% Series B
Cumulative Redeemable
Preferred Units,
Callable 8/31/09,
Current Yield: 8.50%	$6,250,000						$6,250,000	$5,477,500

Vornado Realty L.P., 7%
Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield: 8.18%(1)	$7,628,701						$7,628,701	$10,272,270

*	The amounts listed reflect the Fund’s positions as of June 30, 2011. The Fund’s current positions may differ.
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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ending June 30, 2011 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ending December 31, 2010, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption. During each month in the quarter ending June 30, 2011, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ending	Redeemed(1)	Per Share

April 30, 2011	85,555.499	$104.25
May 31, 2011	20,394.103	$105.99
June 30, 2011	13,055.229	$100.84
Total	119,004.831	$102.59

(1)	All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on August 9, 2011.

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