Form 10-Q
period 2011-09-30
BELCREST CAPITAL FUND LLC
filed 2011-11-08
CIK 1070495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Act)

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

	Belcrest Capital Fund LLC
	Index to Form 10-Q
PART I. FINANCIAL INFORMATION		Page
Item 1.	Financial Statements (Unaudited).	3
	Condensed Consolidated Statements of Assets and Liabilities as of	3
	September 30, 2011 and December 31, 2010
	Condensed Consolidated Statements of Operations for the Three Months Ended	4
	September 30, 2011 and 2010 and for the Nine Months Ended September 30, 2011
	and 2010
	Condensed Consolidated Statements of Changes in Net Assets for the Nine	5
	Months Ended September 30, 2011 and the Year Ended December 31, 2010
	Condensed Consolidated Statements of Cash Flows for the Nine Months	6
	Ended September 30, 2011 and 2010
	Financial Highlights for the Nine Months Ended September 30, 2011 and the	7
	Year Ended December 31, 2010
	Notes to Condensed Consolidated Financial Statements as of September 30, 2011	8
Item 2.	Management’s Discussion and Analysis of Financial Condition	19
	and Results of Operations (MD&A).
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4.	Controls and Procedures.	24
PART II.	OTHER INFORMATION	35
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	25
Item 4.	(Removed and Reserved).	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	26
SIGNATURES		27
EXHIBIT INDEX		28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2011	December 31, 2010
Assets:
Investment in Belvedere Capital Fund Company LLC
(Belvedere Company)	$ 561,131,085	$ 659,946,022
Investment in Partnership Preference Units	15,625,381	72,580,818
Investment in Real Estate Joint Venture	74,532,202	55,149,311
Investment in Co-owned Property	2,395,869	2,926,700
Short-term investment	1,805,332	3,230,918
Total investments, at value	$ 655,489,869	$ 793,833,769
Cash	138,323	1,222,976
Interest receivable from affiliated investment	110	663
Other assets	24,668	260,879
Total assets	$ 655,652,970	$ 795,318,287

Liabilities:
Loan payable – Credit Facility	$ 78,000,000	$ 144,000,000
Payable for Fund shares redeemed	-	1,546,143
Interest payable for open interest rate swap agreements	3,094	1,848
Open interest rate swap agreements, at value	755,857	710,801
Payable to affiliate for investment advisory and administrative fees	206,069	238,957
Payable to affiliate for servicing fee	82,990	70,992
Other accrued expenses:
Interest expense	53,837	137,324
Other expenses and liabilities	536,136	576,091
Total liabilities	$ 79,637,983	$ 147,282,156

Net assets	$ 576,014,987	$ 648,036,131

Shareholders’ capital	$ 576,014,987	$ 648,036,131

Shares outstanding (unlimited number of shares authorized)	6,251,513	6,671,766

Net asset value and redemption price per share	$ 92.14	$ 97.13

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Investment Income:
Dividends allocated from Belvedere Company
(net of foreign taxes, $5,936, $4,870, $192,733 and $147,609,
respectively)	$ 2,911,785	$ 2,847,183	$ 9,387,934	$ 9,386,063
Interest allocated from Belvedere Company	1,375	2,336	6,275	6,784
Expenses allocated from Belvedere Company	(980,229)	(973,856)	(3,088,352)	(3,115,367)
Net investment income allocated from Belvedere Company	$ 1,932,931	$ 1,875,663	$ 6,305,857	$ 6,277,480
Net investment income allocated from Real Estate Joint Ventures	2,000,888	4,751,769	6,143,806	13,484,358
Distributions from Partnership Preference Units	116,406	1,515,391	1,597,241	4,546,172
Net investment income allocated from Co-owned Property	155,890	145,969	468,555	439,443
Interest	-	-	-	240
Interest allocated from affiliated investments	633	1,667	8,207	4,193
Expenses allocated from affiliated investments	(141)	(32)	(707)	(648)
Total investment income	$ 4,206,607	$ 8,290,427	$ 14,522,959	$ 24,751,238

Expenses:
Investment advisory and administrative fees	$ 632,179	$ 1,098,208	$ 2,004,615	$ 3,297,059
Servicing fee	82,991	58,544	247,279	174,141
Interest expense on Credit Facility	449,433	1,181,938	1,767,004	2,868,328
Custodian and transfer agent fee	15,502	4,244	42,333	33,808
Miscellaneous	117,706	198,219	339,591	444,945
Total expenses	$ 1,297,811	$ 2,541,153	$ 4,400,822	$ 6,818,281
Deduct –
Reduction of custodian and transfer agent fee	$ 2	$ 23	$ 400	$ 40
Net expenses	$ 1,297,809	$ 2,541,130	$ 4,400,422	$ 6,818,241

Net investment income	$ 2,908,798	$ 5,749,297	$ 10,122,537	$ 17,932,997

Realized and Unrealized Gain (Loss)
Net realized gain (loss) –
Investment and foreign currency transactions allocated from
Belvedere Company (identified cost basis)(1)	$ (97,205)	$ 1,684,569	$ 5,534,950	$ 2,224,758
Investment transactions in Partnership Preference Units
(identified cost basis)	56,585	39,394	(2,763,459)	78,821
Investment transactions in Real Estate Joint Ventures	-	-	1,327,381	-
Investment transactions allocated from affiliated investments	41	33	190	307
Interest rate swap agreements(2)	(57,261)	(56,202)	(169,196)	(2,838,142)
Net realized gain (loss)	$ (97,840)	$ 1,667,794	$ 3,929,866	$ (534,256)

Change in unrealized appreciation (depreciation) –
Investments and foreign currency allocated
from Belvedere Company (identified cost basis)	$ (93,066,455)	$ 64,588,534	$ (71,119,152)	$ 9,559,531
Investment in Partnership Preference Units
(identified cost basis)	27,226	4,299,017	13,712,840	5,319,569
Investment in Real Estate Joint Ventures	4,593,643	2,982,088	17,193,906	7,841,902
Investment in Co-owned Property	(400,000)	-	(1,000,000)	(700,000)
Interest rate swap agreements	(66,130)	(92,701)	(45,056)	2,383,727
Net change in unrealized appreciation (depreciation)	$ (88,911,716)	$ 71,776,938	$ (41,257,462)	$ 24,404,729

Net realized and unrealized gain (loss)	$ (89,009,556)	$ 73,444,732	$ (37,327,596)	$ 23,870,473

Net increase (decrease) in net assets from operations	$ (86,100,758)	$ 79,194,029	$ (27,205,059)	$ 41,803,470

(1)	Amounts include net realized gain from redemptions in-kind of $351,606, $1,752,303, $6,528,285 and $2,317,144, respectively.
(2)	Amounts represent net interest incurred in connection with periodic settlement of interest rate swap agreements (Note 7).

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
Increase (Decrease) in Net Assets:
From operations –
Net investment income	$ 10,122,537	$ 22,397,199
Net realized gain (loss) from investment transactions, foreign
currency transactions and interest rate swap agreements	3,929,866	(137,648,888)
Net change in unrealized appreciation (depreciation) of investments,
foreign currency and interest rate swap agreements	(41,257,462)	234,813,836
Net increase (decrease) in net assets from operations	$ (27,205,059)	$ 119,562,147

Transactions in Fund shares –
Net asset value of Fund shares issued to Shareholders
in payment of distributions declared	$ 843,077	$ 600,452
Net asset value of Fund shares redeemed	(42,993,348)	(122,796,610)
Net decrease in net assets from Fund share transactions	$ (42,150,271)	$ (122,196,158)

Distributions –
Distributions to Shareholders	$ (2,665,814)	$ (2,007,089)
Total distributions	$ (2,665,814)	$ (2,007,089)

Net decrease in net assets	$ (72,021,144)	$ (4,641,100)

Net assets:
At beginning of period	$ 648,036,131	$ 652,677,231
At end of period	$ 576,014,987	$ 648,036,131

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

Increase (Decrease) in Cash:	September 30, 2011	September 30, 2010
Cash Flows From Operating Activities –
Net increase (decrease) in net assets from operations	$ (27,205,059)	$ 41,803,470
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash flows provided by operating activities –
Net investment income allocated from Belvedere Company	(6,305,857)	(6,277,480)
Net investment income allocated from Real Estate Joint Ventures	(6,143,806)	(13,484,358)
Payments from Real Estate Joint Ventures	5,282,202	11,571,783
Net investment income allocated from Co-owned Property	(468,555)	(439,443)
Payment to Co-owned Property	(614)	-
Amortization of deferred loan costs – Credit Facility	232,211	232,210
(Increase) decrease in affiliated investment and interest receivable from affiliated investment	1,426,329	(1,284,691)
(Increase) decrease in other assets	4,000	(4,000)
Increase (decrease) in interest payable for open interest rate swap agreements	1,246	(59,386)
Increase (decrease) in payable to affiliate for investment advisory and administrative fees	(32,888)	149
Increase in payable to affiliate for servicing fee	11,998	2,335
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(123,442)	36,804
Increases in Partnership Preference Units	(5,249)	(2,681)
Proceeds from sales of Partnership Preference Units	67,910,067	614,088
(Increase) decrease in investment in Belvedere Company	(5,000,000)	1,500,000
Net interest incurred on interest rate swap agreements	(169,196)	(2,838,142)
Net realized (gain) loss from investment transactions, foreign currency
transactions and interest rate swap agreements	(3,929,866)	534,256
Net change in unrealized (appreciation) depreciation of investments,
foreign currency and interest rate swap agreements	41,257,462	(24,404,729)
Net cash flows provided by operating activities	$ 66,740,983	$ 7,500,185

Cash Flows From Financing Activities –
Proceeds from Credit Facility	$ -	$ 193,000,000
Repayments of Credit Facility	(66,000,000)	(198,500,000)
Payment for deferred loan costs – Credit Facility	-	(575,000)
Payments for Fund shares redeemed	(2,899)	(4,275)
Distributions paid to Shareholders	(1,822,737)	(1,406,637)
Net cash flows used in financing activities	$ (67,825,636)	$ (7,485,912)

Net increase (decrease) in cash	$ (1,084,653)	$ 14,273

Cash at beginning of period	$ 1,222,976	$ 1,212,932
Cash at end of period	$ 138,323	$ 1,227,205

Supplemental Disclosure and Non-cash Operating and
Financing Activities –
Interest paid on loan – Credit Facility	$ 1,618,280	$ 2,568,810
Interest paid on interest rate swap agreements, net	$ 167,950	$ 2,897,528
Reinvestment of distributions paid to Shareholders	$ 843,077	$ 600,452
Market value of securities distributed in payment of redemptions	$ 44,536,592	$ 92,996,125

See notes to unaudited condensed consolidated financial statements

BELCREST CAPITAL FUND LLC
Financial Highlights (Unaudited)

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010

Net asset value – Beginning of period	$ 97.130	$ 80.330

Income (loss) from operations

Net investment income(1)	$ 1.558	$ 3.048
Net realized and unrealized gain (loss)	(6.148)	14.002

Total income (loss) from operations	$ (4.590)	$ 17.050

Distributions

Distributions to Shareholders	$ (0.400)	$ (0.250)

Total distributions	$ (0.400)	$ (0.250)

Net asset value – End of period	$ 92.140	$ 97.130

Total Return(2)	(4.75)% (3)	21.26%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	1.17% (8)	1.50%
Interest and other borrowing costs(4)(6)	0.36% (8)	0.63%

Total expenses	1.53% (8)	2.13%

Net investment income(6)	2.06% (8)	3.66%

Ratios as a percentage of average gross assets(7)

Investment advisory and administrative fees, servicing fee
and other operating expenses(4)(5)	0.81% (8)	0.77%
Interest and other borrowing costs(4)(6)	0.25% (8)	0.32%

Total expenses	1.06% (8)	1.09%

Net investment income(6)	1.43% (8)	1.87%

Supplemental Data

Net assets, end of period (000’s omitted)	$ 576,015	$ 648,036
Portfolio turnover of Tax-Managed Growth Portfolio	2% (3)	2%

(1)	Calculated using average shares outstanding.
(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.
(3)	Not annualized.
(4)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).
(5)	Includes Belcrest Capital's share of Belvedere Capital Fund Company LLC's allocated expenses, including those expenses allocated from Tax- Managed Growth Portfolio.
(6)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.
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

BELCREST CAPITAL FUND LLC as of September 30, 2011

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

In determining the fair value of its investments, the Fund uses appropriate valuation techniques based on available inputs. The Fund maximizes its use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. If market data is not readily available, fair value is based upon other significant unobservable inputs such as inputs that reflect the Fund’s own assumptions about the inputs market participants would use in valuing the investment. Investments valued using unobservable inputs are classified to the lowest level of any input that is most significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable. The Fund’s assets classified as Level 3 as of September 30, 2011 and December 31, 2010 represent 14.1% and 16.4%, respectively, of the Fund’s total assets.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements at September 30, 2011

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 561,131,085	$ -	$ 561,131,085	$ -
Partnership Preference Units	15,625,381	-	-	15,625,381
Real Estate Joint Venture	74,532,202	-	-	74,532,202
Co-owned Property	2,395,869	-	-	2,395,869
Short-term investment	1,805,332	-	1,805,332	-

Total	$ 655,489,869	$ -	$ 562,936,417	$ 92,553,452

Liabilities
Interest rate swap agreements	$ 755,857	$ -	$ 755,857	$ -

	Fair Value Measurements at December 31, 2010

Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company	$ 659,946,022	$ -	$ 659,946,022	$ -
Partnership Preference Units	72,580,818	-	-	72,580,818
Real Estate Joint Venture	55,149,311	-	-	55,149,311
Co-owned Property	2,926,700	-	-	2,926,700
Short-term investment	3,230,918	-	3,230,918	-

Total	$ 793,833,769	$ -	$ 663,176,940	$ 130,656,829

Liabilities
Interest rate swap agreements	$ 710,801	$ -	$ 710,801	$ -

The following tables present the changes in the Level 3 fair value category for the three months and nine months ended September 30, 2011 and 2010.

	Level 3 Fair Value Measurements for the
	Three Months Ended September 30, 2011

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Venture	Property	Total

Beginning balance as of
June 30, 2011	$ 15,749,770	$ 69,133,726	$ 2,639,365	$ 87,522,861
Net realized gain	56,585	-	-	56,585
Net change in unrealized
appreciation (depreciation)	27,226	4,593,643	(400,000)	4,220,869
Cost of purchases	1,754	-	-	1,754
Proceeds from sales	(209,954)	-	-	(209,954)
Net investment income(1)	-	2,000,888	155,890	2,156,778
Other(2)	-	(1,196,055)	614	(1,195,441)

Ending balance as of
September 30, 2011	$ 15,625,381	$ 74,532,202	$ 2,395,869	$ 92,553,452

Net change in unrealized
appreciation (depreciation) from
investments still held at
September 30, 2011	$ 63,180	$ 4,593,643	$ (400,000)	$ 4,256,823

	Level 3 Fair Value Measurements for the
	Three Months Ended September 30, 2010

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total

Beginning balance as of
June 30, 2010	$ 69,931,461	$ 78,786,057	$ 1,929,337	$ 150,646,855
Net realized gain	39,394	-	-	39,394
Net change in unrealized
appreciation (depreciation)	4,299,017	2,982,088	-	7,281,105
Net sales	(208,252)	-	-	(208,252)
Net investment income(1)	-	4,751,769	145,969	4,897,738
Other(2)	-	(4,190,093)	-	(4,190,093)

Ending balance as of
September 30, 2010	$ 74,061,620	$ 82,329,821	$ 2,075,306	$ 158,466,747

Net change in unrealized
appreciation (depreciation) from
investments still held at
September 30, 2010	$ 4,311,093	$ 2,982,088	$ -	$ 7,293,181

	Level 3 Fair Value Measurements for the
	Nine Months Ended September 30, 2011

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Venture	Property	Total

Beginning balance as of
December 31, 2010	$ 72,580,818	$ 55,149,311	$ 2,926,700	$ 130,656,829
Net realized loss	(2,763,459)	-	-	(2,763,459)
Net change in unrealized
appreciation (depreciation)	13,712,840	17,193,906	(1,000,000)	29,906,746
Cost of purchases	5,249	-	-	5,249
Proceeds from sales	(67,910,067)	-	-	(67,910,067)
Net investment income(1)	-	6,143,806	468,555	6,612,361
Other(2)	-	(3,954,821)	614	(3,954,207)

Ending balance as of
September 30, 2011	$ 15,625,381	$ 74,532,202	$ 2,395,869	$ 92,553,452

Net change in unrealized
appreciation (depreciation) from
investments still held at
September 30, 2011	$ 1,040,368	$ 17,193,906	$ (1,000,000)	$ 17,234,274

	Level 3 Fair Value Measurements for the
	Nine Months Ended September 30, 2010

	Partnership
	Preference	Real Estate	Co-owned
	Units	Joint Ventures	Property	Total

Beginning balance as of
December 31, 2009	$ 69,274,637	$ 72,575,344	$ 2,335,863	$ 144,185,844
Net realized gain	78,821	-	-	78,821
Net change in unrealized
appreciation (depreciation)	5,319,569	7,841,902	(700,000)	12,461,471
Net sales	(611,407)	-	-	(611,407)
Net investment income(1)	-	13,484,358	439,443	13,923,801
Other(2)	-	(11,571,783)	-	(11,571,783)

Ending balance as of
September 30, 2010	$ 74,061,620	$ 82,329,821	$ 2,075,306	$ 158,466,747

Net change in unrealized
appreciation (depreciation) from
investments still held at
September 30, 2010	$ 5,358,019	$ 7,841,902	$ (700,000)	$ 12,499,921

(1)	Represents net investment income recorded using the equity method of accounting.
(2)	Represents net capital contributions (distributions) recorded using the equity method of accounting.

4 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the nine months ended September 30, 2011 and 2010.

Nine Months Ended

Investment Transactions	September 30, 2011	September 30, 2010

Increases in investment in Belvedere Company	$ 5,000,000	$ -
Decreases in investment in Belvedere Company	$ 44,536,592	$ 94,496,125
Increases in Partnership Preference Units	$ 5,249	$ 2,681
Decreases in Partnership Preference Units(1)	$ 67,910,067	$ 614,088
Decreases in investment in Real Estate Joint Ventures	$ 5,282,202	$ 11,571,783
Increase in investment in Co-owned Property	$ 614	$ -

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

5 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the nine months ended September 30, 2011 and 2010, including allocations of income, expenses and net realized and unrealized gains (losses).

Nine Months Ended

	September 30, 2011	September 30, 2010

Belvedere Company’s interest in the Portfolio(1)	$ 5,404,212,936	$ 6,084,957,656
The Fund’s investment in Belvedere Company(2)	$ 561,131,085	$ 629,010,569
Income allocated to Belvedere Company from the Portfolio	$ 90,430,555	$ 89,983,176
Income allocated to the Fund from Belvedere Company	$ 9,394,209	$ 9,392,847
Expenses allocated to Belvedere Company from the Portfolio	$ 22,430,101	$ 22,544,245
Expenses allocated to the Fund from Belvedere Company(3)	$ 3,088,352	$ 3,115,367
Net realized gain from investment and foreign currency
transactions allocated to Belvedere Company from the Portfolio	$ 53,425,976	$ 21,677,988
Net realized gain from investment and foreign currency
transactions allocated to the Fund from Belvedere Company	$ 5,534,950	$ 2,224,758
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the
Portfolio	$ (679,237,302)	$ 83,174,366
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere
Company	$ (71,119,152)	$ 9,559,531

(1)	As of September 30, 2011 and 2010, the value of Belvedere Company’s interest in the Portfolio represents 71.6% and 70.7% of the Portfolio’s net assets, respectively.
(2)	As of September 30, 2011 and 2010, the Fund’s investment in Belvedere Company represents 10.4% and 10.3% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

Nine Months Ended

	September 30, 2011	September 30, 2010

Expenses allocated from the Portfolio	$ 2,331,357	$ 2,355,830
Servicing fee	$ 735,143	$ 738,533
Operating expenses	$ 21,852	$ 21,004

A summary of the Portfolio’s Statement of Assets and Liabilities at September 30, 2011, December 31, 2010 and September 30, 2010 and its operations for the nine months ended September 30, 2011, for the year ended December 31, 2010 and for the nine months ended September 30, 2010 follows:

	September 30, 2011	December 31, 2010	September 30, 2010

Investments, at value	$ 7,516,513,523	$ 9,029,003,397	$ 8,590,228,547
Receivable for investments sold(1)	26,058,905	7,012,596	9,118,823
Other assets	10,760,397	13,226,287	10,652,301

Total assets	$ 7,553,332,825	$ 9,049,242,280	$ 8,609,999,671

Investment adviser fee payable	$ 3,005,838	$ 3,440,053	$ 3,225,447
Other liabilities	421,883	585,010	823,014

Total liabilities	$ 3,427,721	$ 4,025,063	$ 4,048,461

Net assets	$ 7,549,905,104	$ 9,045,217,217	$ 8,605,951,210

	September 30, 2011	December 31, 2010	September 30, 2010

Total investment income	$ 127,137,924	$ 169,933,356	$ 127,311,275

Investment adviser fee	$ 30,340,195	$ 40,626,632	$ 30,484,908
Other expenses	1,197,244	1,710,294	1,403,430

Total expenses	$ 31,537,439	$ 42,336,926	$ 31,888,338

Net investment income	$ 95,600,485	$ 127,596,430	$ 95,422,937
Net realized gain from investment and
foreign currency transactions(2)	133,192,716	232,540,068	127,063,746
Net change in unrealized appreciation
(depreciation) of investments and
foreign currency	(1,006,143,441)	705,390,449	20,025,003

Net increase (decrease) in net assets from
operations	$ (777,350,240)	$ 1,065,526,947	$ 242,511,686

(1)	Receivable for investments sold as of December 31, 2010 and September 30, 2010 was previously presented in other assets.
(2)	Amounts include net realized gain from redemptions in-kind of $146,315,489, $268,975,439 and $127,939,695, respectively.

6 Investment in Real Estate Joint Ventures

At September 30, 2011 and December 31, 2010, Belcrest Realty held an investment in one Real Estate Joint Venture, Lafayette Real Estate LLC (Lafayette). Belcrest Realty held an estimated majority economic interest of 65.9% and 65.7% in Lafayette as of September 30, 2011 and December 31, 2010, respectively. Lafayette owns office properties. In November 2010, Belcrest Realty sold its interest in Allagash to a third party.

Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	September 30, 2011	December 31, 2010
Investment in real estate	$ 363,000,000	$ 336,400,000
Other assets	10,952,853	8,048,778
Total assets	$ 373,952,853	$ 344,448,778

Mortgage notes payable, at face(1)	$ 254,734,046	$ 255,408,696
Other liabilities	5,869,866	4,848,969
Total liabilities	$ 260,603,912	$ 260,257,665
Shareholders’ equity	$ 113,348,941	$ 84,191,113
Total liabilities and shareholders’ equity	$ 373,952,853	$ 344,448,778

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2011	2010(2)	2011	2010(2)

Revenues	$ 10,238,067	$ 20,263,641	$ 30,620,646	$ 60,661,218
Expenses	7,182,796	13,964,272	21,297,723	43,046,695
Net investment income before unrealized
appreciation (depreciation)	$ 3,055,271	$ 6,299,369	$ 9,322,923	$ 17,614,523
Change in net unrealized appreciation
(depreciation)	6,712,955	4,226,181	24,521,485	11,113,834
Net increase in net assets resulting from
operations	$ 9,768,226	$ 10,525,550	$ 33,844,408	$ 28,728,357

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

Liability Derivatives at

Derivatives Not Designated as Hedging Instruments	September 30, 2011	December 31, 2010

Notional amount	$ 3,870,000	$ 3,870,000
Average notional amount during the respective period	$ 3,870,000	$ 82,554,000
Weighted average fixed interest rate	6.29%	6.29%
Floating rate	LIBOR + 0.30%	LIBOR + 0.30%
Final termination date	7/2015	7/2015

Fair value	$ (755,857)	$ (710,801)

8 Debt

Credit Facility — Belcrest Capital has a credit arrangement with Bank of America (the Credit Facility).  The Credit Facility may be terminated by the lender on or after March 25, 2013 provided 180 days’ notice is given. Belcrest Capital may terminate the Credit Facility upon 30 days’ notice.

In March 2011, Belcrest Capital amended the Credit Facility to decrease its total commitment by $65,000,000 to an aggregate amount available for borrowing of $135,000,000. At September 30, 2011, Belcrest Capital had outstanding borrowings under the Credit Facility of $78,000,000. The fair value of the Credit Facility approximates its carrying value.

Belcrest Capital pays a rate of interest equal to three-month LIBOR plus 1.25% per annum, reduced from 1.50% and 1.75% in August and March 2011, respectively, on outstanding borrowings under the Credit Facility. A commitment fee is paid on the unused commitment amount equal to 0.25% per annum, reduced from 0.40% in March 2011. Belcrest Capital will incur an additional fee if outstanding borrowings fall below certain levels.

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

Average Borrowings and Average Interest Rate — During the nine months ended September 30, 2011, the average balance of borrowings under the Credit Facility was approximately $99,100,000 with a weighted average interest rate of 2.38%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

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

	Three Months Ended		Nine Months Ended

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Investment income

The Portfolio*	$ 1,932,931	$ 1,875,663	$ 6,305,857	$ 6,277,480
Real estate	2,273,184	6,413,129	8,209,602	18,469,973
Unallocated	492	1,635	7,500	3,785
Total investment income	$ 4,206,607	$ 8,290,427	$ 14,522,959	$ 24,751,238

Net increase (decrease) in net
assets from operations

The Portfolio*	$ (91,450,162)	$ 67,930,342	$ (60,006,501)	$ 17,351,850
Real estate	5,591,730	11,470,701	33,592,633	25,064,975
Unallocated	(242,326)	(207,014)	(791,191)	(613,355)
Net increase (decrease) in net
assets from operations	$ (86,100,758)	$ 79,194,029	$ (27,205,059)	$ 41,803,470

	September 30, 2011	December 31, 2010
Net assets

The Portfolio*	$ 561,063,233	$ 658,320,276
Real estate	28,264,841	528,030
Unallocated(1)	(13,313,087)	(10,812,175)
Net assets	$ 576,014,987	$ 648,036,131

*	Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.
(1)

Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding Credit Facility borrowings that are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of September 30, 2011 and December 31, 2010, such borrowings totaled approximately $14,989,000.

Unallocated assets primarily consist of direct cash held by the Fund and the Fund’s investment in Cash Reserves Fund. As of September 30, 2011 and December 31, 2010, such amounts totaled approximately $1,950,000 and $4,480,000, respectively.

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

MD&A for the Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010.(1)

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

The Fund’s total return was -12.77% for the quarter ending September 30, 2011. This return reflects a decrease in the Fund’s net asset value per share from $105.63 to $92.14 during the period. The total return of the Index was -13.87% over the same period. Last year, the Fund had a total return of 14.80% for the quarter ending September 30, 2010. This return reflected an increase in the Fund’s net asset value per share from $74.68 to $85.73 during the period. The Index had a total return of 11.29% over the same period.

Performance of the Portfolio. The Portfolio invests on a long-term basis in a broadly diversified portfolio consisting primarily of common stocks of established growth companies. For the quarter ending September 30, 2011, the Portfolio had a total return of -13.70% while the Index had a total return of -13.87%. For comparison, the total return of the Portfolio for the quarter ending September 30, 2010 was 11.88% compared to the 11.29% return of the Index during the same period.

Multiple fears gripped the global equity markets during the third quarter of 2011, creating a crisis of investor confidence and putting a virtual stranglehold on any market momentum during the period. Worries about sovereign debt in the eurozone intensified. The political stalemate in Washington persisted, even as long-term U.S. debt was downgraded by one rating agency for the first time in history. Inflation worries haunted China and other emerging market economies, and global economic activity began to show palpable signs of slowing. In response, investors beat a hasty retreat to safer havens, and volatility in the world’s equity markets was as acute as it has been since early 2009.

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

During the quarter ending September 30, 2011, large-cap stocks generally outperformed small-caps, while value stocks trailed their growth-oriented peers in the large-cap category. Against this backdrop, only one of the 10 economic sectors included in the Index, utilities, had a modest positive return for the quarter.

Spiking stock correlations proved to be a significant headwind to security selection in the Portfolio during the quarter as fundamentals became dislocated from prices, making it difficult for Boston Management and Research, the Portfolio’s investment adviser, to add value as a bottom-up manager. Overall, sector allocation decisions contributed positively to performance, while stock selection produced mixed results. In the Portfolio, security selection was most valuable in the consumer discretionary and health care sectors. The Portfolio’s underweights in some of the more cyclically geared sectors such as energy, materials and financials lifted relative results as these sectors each suffered declines of over 20% during the quarter. The information technology and consumer staples sectors acted defensively in the volatile market. Overweights in these sectors benefited the Portfolio’s relative performance throughout the quarter. Detracting from performance were a number of Portfolio positions in the energy and industrials sectors. Additionally, the Portfolio’s underweight to the small utilities sector held back relative returns.

Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty Corporation (Belcrest Realty). As of September 30, 2011, real estate investments included: a real estate joint venture (Real Estate Joint Venture), Lafayette Real Estate LLC (Lafayette); a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford I LLC (Bel Stamford I); and preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts. Lafayette owns office properties and Bel Stamford I owns an interest in an office property leased to a single tenant.

The Fund’s real estate investments produced positive returns for the quarter ending September 30, 2011, due principally to an increase in the fair value of Lafayette and net investment income generated during the period. The pace of recovery of the commercial real estate sector was tempered during the third quarter as investors, lenders and tenants pulled back on activity given concerns over the slowdown and uncertainty of the U.S. economic recovery. Despite these concerns, transaction volumes and leasing activity continue to outpace prior year levels and core property values continue to be supported by a favorable low cost of financing environment. The fair value of Partnership Preference Units was generally flat during the quarter.

During the quarter ending September 30, 2011, the Fund’s net investment income from real estate investments was approximately $2.3 million compared to approximately $6.4 million for the quarter ending September 30, 2010, a decrease of $4.1 million, or 64%. The decrease was principally due to the sale of Belcrest Realty’s interest in a Real Estate Joint Venture, Allagash Property Trust (Allagash), in November 2010, as well as lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the quarter. During the quarter ending September 30, 2010, the Fund’s net investment income increased due to higher net investment income from Lafayette.

MD&A for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.(1)

Performance of the Fund. The Fund’s total return was -4.75% for the nine months ending September 30, 2011. This return reflects a decrease in the Fund’s net asset value per share from $97.13 to $92.14 and a distribution of $0.40 per share during the period. The total return of the Index was -8.68% over the same period. Last year, the Fund had a total return of 7.03% for the nine months ending September 30, 2010. This return reflected an increase in the Fund’s net asset value per share from $80.33 to $85.73 and a distribution of $0.25 per share during the period. The Index had a total return of 3.89% over the same period.

Performance of the Portfolio. Global equity markets moved squarely into the red by the close of the nine months ending September 30, 2011. A persistent string of macroeconomic data points and a mixed reaction to U.S. and European policy actions (or lack of action) overshadowed strong corporate earnings and business fundamentals. As the third quarter progressed, anxiety intensified to levels not seen since just prior to the financial crisis of 2008, erasing the gains achieved during the first quarter of 2011. The Chicago Board Options Exchange Volatility Index (VIX), a benchmark of the market’s expectation of volatility, tripled during the third quarter, rising to above 40, the same level it reached prior to the fall of Lehman Brothers. Using Treasury yields as a gauge of investor fear, the markets appear even more anxious. The 10-year

Treasury yield dropped precipitously from a mid-year point of 3.22% to a low of 1.72% in mid-September, a level not seen since the 1940s.

Against this backdrop, large-cap stocks outperformed small-cap stocks, while growth stocks held up better than their value-oriented peers across capitalization ranges. Risk aversion was evident as higher quality stocks were more buoyant than lower quality stocks. In turn, the traditionally defensive utilities, health care and consumer staples sectors were the only Index sectors to record positive performance in the nine months ending September 30, 2011.

For the nine months ending September 30, 2011, the Portfolio had a total return of -9.44%, while the Index had a total return of -8.68%. For comparison, the total return of the Portfolio for the nine months ending September 30, 2010 was 2.83% compared to the 3.89% return of the Index during the period.

The Portfolio’s underperformance of the Index for the nine months ending September 30, 2011 was predominantly attributable to security selection. Sector allocation decisions proved additive during the period. The positive impact of stock selection in the information technology and consumer discretionary sectors was not enough to offset weaker selection decisions in the energy, industrials and consumer staples sectors. As was the case in the third quarter, sector allocation decisions in the Portfolio were generally beneficial to relative performance for the full nine month period. Specifically, the Portfolio’s underweight to the controversial and economically sensitive financials and materials sectors provided a lift. Return comparisons were also buoyed by the Portfolio’s above benchmark positions in the defensive oriented consumer staples and health care sectors. The Portfolio’s substantive underweight to the low-growth, but high-yielding utilities sectors dragged on returns as it was the best performing sector in the benchmark during the nine month period. At September 30, 2011, the Portfolio was most overweight in the information technology, consumer discretionary and staples sectors, while underweight in the utilities, energy and telecommunications services sectors.

Performance of Real Estate Investments. The Fund’s real estate investments produced positive returns during the period, due principally to the gain on the sale of Partnership Preference Units, an increase in the fair value of Lafayette and net investment income generated during the period. The pace of recovery of the commercial real estate sector was tempered towards the end of the period as investors, lenders and tenants pulled back on activity given concerns over the slowdown and uncertainty of the U.S. economic recovery. Despite these concerns, transaction volumes and leasing activity continue to outpace prior year levels and core property values continue to be supported by a favorable low cost of financing environment. The fair value of the Fund’s continuing investments in Partnership Preference Units was generally flat during the period.

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

During the nine months ending September 30, 2011, the Fund’s net investment income from real estate investments was approximately $8.2 million compared to approximately $18.5 million for the nine months ending September 30, 2010, a decrease of $10.3 million, or 56%. The decrease was principally due to the sale of Belcrest Realty’s interest in a Real Estate Joint Venture, Allagash, in November 2010, as well as lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the period. During the nine months ending September 30, 2010, the Fund’s net investment income from real estate investments was generally flat.

The fair value of the Fund’s real estate investments was approximately $92.6 million at September 30, 2011 compared to approximately $130.7 million at December 31, 2010, a net decrease of $38.1 million, or 29%. The net decrease was due to the sale of Partnership Preference Units during the period, partially offset by increases in the fair value of Lafayette.

Liquidity and Capital Resources.

Outstanding Borrowings. The Fund has entered into a credit arrangement with Bank of America (the Credit Facility). The Credit Facility may be terminated by the lender on or after March 25, 2013 provided 180 days’ notice is given. The Fund may terminate the Credit Facility upon 30 days’ notice. In the event the lender exercises its ability to terminate the Credit Facility, the Fund will seek alternative financing arrangements.

In March 2011, the Credit Facility was amended to decrease the commitment by $65.0 million from an aggregate amount available for borrowing of $200.0 million to $135.0 million. In addition, the amendment extended the date after which the lender may terminate the Credit Facility (on 180 days written notice) from September 24, 2011 to September 24, 2012, reduced the rate of interest the Fund pays on outstanding borrowings from an amount equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.75% per annum to three-month LIBOR plus 1.50% per annum and reduced the commitment fee the Fund pays on the unused commitment amount from 0.40% per annum to 0.25% per annum. In August 2011, the Credit Facility was amended to extend the date after which the lender may terminate the Credit Facility (on 180 days’ written notice) from September 24, 2012 to March 25, 2013 and reduced the rate of interest the Fund pays on outstanding borrowings from an amount equal to three-month LIBOR plus 1.50% per annum to three-month LIBOR plus 1.25% per annum.

As of September 30, 2011, the Fund had outstanding borrowings under the Credit Facility of $78.0 million. The unused portion of the Credit Facility totaled $57.0 million as of September 30, 2011.

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

								Fair Value as
								of September
	2012	2013	2014	2015	2016	Thereafter	Total	30, 2011

Rate sensitive liabilities:

Long-term debt:

Variable-rate Credit Facility		$78,000,000					$78,000,000	$78,000,000

Average interest rate		1.62%					1.62%

Rate sensitive derivative
financial instruments:

Pay fixed/receive variable				$3,870,000			$3,870,000	$(755,857)
interest rate swap agreements

Average pay rate				6.29%			6.29%

Average receive rate				0.54%			0.54%

Rate sensitive
Investments:

Fixed-rate Partnership
Preference Units:

Liberty Property
Limited Partnership,
7.45% Series B
Cumulative Redeemable
Preferred Units,
Callable 8/31/09,
Current Yield: 8.50%	$6,250,000						$6,250,000	$5,477,500

Vornado Realty L.P., 7%
Series D-10 Cumulative
Redeemable Preferred Units,
Callable 11/17/08,
Current Yield: 8.28%(1)	$7,477,086						$7,477,086	$10,147,881

*

The amounts listed reflect the Fund’s positions as of September 30, 2011. The Fund’s current positions may differ.

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

Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Fund’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ending September 30, 2011 that have materially affected or are reasonably likely to materially affect the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As described in the Fund’s Annual Report on Form 10-K for the year ending December 31, 2010, shares of the Fund generally may be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all shareholders and all outstanding Fund shares generally are eligible for redemption. During each month in the quarter ending September 30, 2011, the total number of shares redeemed and the average price paid per share were as follows:

	Total No. of Shares	Average Price Paid
Month Ending	Redeemed(1)	Per Share

July 31, 2011	40,924.763	$104.33
August 31, 2011	123,284.042	$94.37
September 30, 2011	36,176.238	$93.31
Total	200,385.043	$94.86

(1)

All shares redeemed during the periods were redeemed at the option of shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase shares other than at the option of shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following is a list of all exhibits filed as part of this Form 10-Q:
	4.3(b)	Second Amendment dated August 26, 2011 to Master Credit Agreement among the Fund, the other borrowers thereunder, Bank of America N.A. and each of the other Lenders thereunder, and Bank of
America N.A. as administrative agent filed herewith
	31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes
Oxley Act of 2002
	31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes
Oxley Act of 2002
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes
Oxley Act of 2002
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes
Oxley Act of 2002
(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer on November 8, 2011.

BELCREST CAPITAL FUND LLC

/s/ Andrew C. Frenette

Andrew C. Frenette
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

4.3(b)	Second Amendment dated August 26, 2011 to Master Credit Agreement among the Fund, the other borrowers thereunder, Bank of America N.A. and each of the other Lenders thereunder, and Bank of
America N.A. as administrative agent filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes
Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes
Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes
Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes
Oxley Act of 2002