Form 10-K
period 2011-12-31
BELCREST CAPITAL FUND LLC
filed 2012-03-07
CIK 1070495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE ACT) For the Fiscal Year Ending December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ACT For the transition period from _________ to ________
Commission file number 000-30509
Belcrest Capital Fund LLC (the Fund)
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3453080

(State of Organization)	(I.R.S. Employer Identification No.)

Two International Place
Boston, Massachusetts 02110	617-482-8260

(Address and Zip Code of Principal Executive Offices)	(Registrant’s telephone number, including area code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller company is reporting)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of the Shares held by non-affiliates of Registrant, based on the closing net asset value on June 30, 2011 was $681,480,492. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that the Registrant’s manager, its executive officers and directors and persons holding 10% or more of the Registrant’s Shares are affiliates.
Incorporations by Reference: None.
The Exhibit Index is located on page 79.

Belcrest Capital Fund LLC
Index to Form 10-K

PART I
Item 1. Business.
Fund Overview. Belcrest Capital Fund LLC (the Fund) is a private investment company organized by Eaton Vance Management (Eaton Vance) to provide diversification and tax-sensitive investment management to investors holding large and concentrated positions in equity securities of selected public companies. The Fund’s investment objective is to achieve long-term, after-tax returns for persons who have invested in the Fund (Shareholders). The Fund, a Massachusetts limited liability company, commenced its investment operations on November 24, 1998. Limited liability company interests of the Fund (Shares) were issued to Shareholders at seven closings during 1998 and 1999. At each Fund closing, the Fund accepted contributions of stock from investors in exchange for Shares of the Fund. The Fund discontinued offering Shares on October 22, 1999 and, while the Fund is not prohibited from doing so, no future offering is anticipated. As of December 31, 2011, the Fund had net assets of approximately $633.0 million.
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
Fund Management. The manager of the Fund is Eaton Vance, a Massachusetts business trust registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the Advisers Act). Eaton Vance and its subsidiary, Boston Management and Research (Boston Management), provide management and advisory services to the Fund, its real estate subsidiary and the investment portfolio in which the Fund invests. Boston Management is also registered as an investment adviser under the Advisers Act. Eaton Vance and Boston Management provide advisory, administration and/or management services to over 150 investment companies, as well as separate accounts managed for individual and institutional investors. As of December 31, 2011, Eaton Vance and its affiliates managed over $184.5 billion on behalf of clients. The fees payable to the Eaton Vance organization, as well as other fees payable by the Fund, are described in Item 13. The Eaton Vance organization is subject to certain conflicts of interest in providing services to the Fund, its subsidiaries and the investment portfolio in which the Fund invests. See “The Eaton Vance Organization — Conflicts of Interest” below.
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
The Fund’s Investment in Belvedere Capital Fund Company LLC and Tax-Managed Growth Portfolio. At each Fund closing, all of the securities accepted for contribution to the Fund were contributed by the Fund to Belvedere Capital Fund Company LLC (Belvedere Company), a Massachusetts limited liability company, in exchange for shares of Belvedere Company. Belvedere Company, in turn, immediately thereafter contributed the securities received from the Fund to Tax-Managed Growth Portfolio (the Portfolio) in exchange for an interest in the Portfolio. The Portfolio is a diversified, open-end management investment company registered under the 1940 Act with net assets of approximately $8.1 billion as of December 31, 2011. As of December 31, 2011, the Fund’s investment in the Portfolio through Belvedere Company had a value of approximately $618.0 million (equal to approximately 86.7% of the Fund’s total assets on a consolidated GAAP basis).
Belvedere Company. Belvedere Company was organized in 1997 by Eaton Vance to offer tax-free diversification and tax-sensitive investment management to certain qualified investors who contributed diversified portfolios of equity securities. As of December 31, 2011, the investment assets of Belvedere Company consisted exclusively of an interest in the Portfolio with a value of approximately $5.8 billion. As of such date, the Fund owned approximately 10.7% of Belvedere Company’s outstanding shares. As of December 31, 2011, the other investors in Belvedere Company included ten other investment funds sponsored by the Eaton Vance organization (investment fund investors), as well as qualified individual investors who acquired shares of Belvedere Company in exchange for portfolios of acceptable securities (non-investment fund investors).
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

The Portfolio. The Portfolio was organized in 1995 by Eaton Vance as the successor to the investment operations of Eaton Vance Tax-Managed Growth Fund 1.0 (Tax-Managed Growth 1.0), a mutual fund established in 1966 by Eaton Vance and managed from inception for long-term, after-tax returns. As of December 31, 2011, investors in the Portfolio included five investors in addition to Belvedere Company and Tax-Managed Growth 1.0, each of which acquired or is acquiring on a continuous basis interests in the Portfolio with cash. All investors in the Portfolio are sponsored by or affiliated with Eaton Vance. As of December 31, 2011, Belvedere Company owned approximately 71.4% of the Portfolio’s net assets.
The Fund invests in the Portfolio (on an indirect basis through Belvedere Company) because it is a well-established investment portfolio that has an investment objective and policies that are compatible to those of the Fund. Investing in the Portfolio enables the Fund to participate in a substantially larger and more diversified investment portfolio than it could achieve by managing the contributed securities directly. The audited financial statements of the Portfolio for the year ending December 31, 2011 are included in Item 8 of this Annual Report on Form 10-K. The Portfolio’s audited financial statements include information about the assets and liabilities of the Portfolio, including Portfolio income and expenses. For a discussion of the Portfolio’s performance for the year ending December 31, 2011, see “Performance of the Portfolio” in Item 7(a). For a description of the investment advisory fee payable by the Portfolio, see “The Portfolio’s Investment Advisory Fee” in Item 13.
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
Although the Portfolio may, in addition to investing in common stocks, invest in investment-grade preferred stocks and debt securities, purchases of such securities are normally limited to securities convertible into common stocks and temporary investments in short-term notes and government obligations. During periods in which the investment adviser to the Portfolio believes that returns on common stock investments may be unfavorable, the Portfolio may invest up to 100% of its assets in cash and cash equivalents, including such investments held through the EV money market fund. The Portfolio’s holdings represent a number of different industries. Not more than 25% of the Portfolio’s assets may be invested in the securities of issuers having their principal business activity in the same industry, determined as of the time of acquisition of any such securities.
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
The Portfolio’s ability to utilize covered short sales, certain equity swaps, forward sales, futures contracts and certain equity collar strategies as a tax-efficient management technique with respect to holdings of appreciated securities is limited to circumstances in which the hedging transaction is closed out within 30 days after the end of the Portfolio’s taxable year in which the hedging transaction was initiated and the underlying appreciated securities position is held unhedged for at least the next 60 days after such hedging transaction is closed. In addition, dividends received on stock for which the Portfolio is obligated to make related payments (pursuant to a short sale or otherwise) with respect to positions in substantially similar or related property are subject to federal income tax at ordinary rates and do not qualify for favorable tax treatment. Also, the holding periods required to receive tax-advantaged treatment of qualified dividends on a stock are suspended whenever the Portfolio has an option (other than a qualified covered call option not in the money when written) or contractual obligation to sell or an open short sale of substantially identical stock, is the grantor of an option (other than a qualified covered call option not in the money when written) to buy substantially identical stock or has diminished risk of loss in such stock by holding positions with respect to substantially similar or related property. The use of these investment techniques may require the Portfolio to commit or make available cash and, therefore, may not be available at such times as the Portfolio has limited holdings of cash. The Portfolio did not employ any of the techniques described above on securities holdings during the year ending December 31, 2011. See “Risks of Certain Investment Techniques” in Item 7A(b).
The Fund’s Real Estate Investments. Separate from its investment in the Portfolio through Belvedere Company, the Fund invests in certain real estate investments through Belcrest Realty Corporation (Belcrest Realty). The ownership structure of Belcrest Realty is described below under “Organization of Belcrest Realty.” As referred to above under “Fund Overview — Structure of the Fund”, the Fund invests in real estate investments to satisfy certain requirements of the Code for contributions of appreciated stocks to the Fund by Shareholders to be nontaxable. As of December 31, 2011, the real estate investments of Belcrest Realty totaled approximately $93.4 million and represented 13.1% of the Fund’s total assets. The Fund acquires its real estate investments with borrowed funds, as described below under “Fund Borrowings”. The Fund seeks a return on its real estate investments over the long term that exceeds the cost of the borrowings incurred to acquire such investments. For a description of material real estate investment transactions during the year ending December 31, 2011, see “Performance of Real Estate Investments” in Item 7(a).
At December 31, 2011, Belcrest Realty held investments in: one real estate joint venture (Real Estate Joint Venture), Lafayette Real Estate LLC (Lafayette), in which Belcrest Realty owns a majority economic interest; a tenancy-in-common interest in real property (Co-owned Property), Bel Stamford I LLC (Bel Stamford I ); and preferred equity interests in real estate operating partnerships (Partnership Preference Units) affiliated with publicly traded real estate investment trusts (REITs). Certain of the Partnership Preference Units are held indirectly through Bel Holdings LLC (Bel Holdings). Bel Holdings is a Delaware limited liability company formed in 2003 and treated as a partnership for tax purposes. At December 31, 2011, Bel Holdings’ sole investment was Partnership Preference Units issued by Vornado Realty L.P. At December 31, 2011, Belcrest Realty owned 15% of Bel Holdings’ outstanding units. Information included herein about Belcrest Realty’s Partnership Preference Units includes the Partnership Preference Units held directly through Belcrest Realty and indirectly through Bel Holdings. As of December 31, 2011, approximately 81.0% of the real estate investments of the Fund consisted of its investments in Lafayette, approximately 2.1% was the investment in Co-owned Property and approximately 16.9% was investments in Partnership Preference Units.
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
Real Estate Joint Venture Investments. At December 31, 2011, Belcrest Realty owned a majority economic interest in the Real Estate Joint Venture, Lafayette.

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
At December 31, 2011, the assets of Lafayette consisted of 12 office properties located in one state (Virginia). At December 31, 2011, the average occupancy rate of the properties owned by Lafayette was approximately 94%. The properties held by Lafayette were acquired from or in conjunction with the Operating Partner. Distributable cash flows from operations of Lafayette are allocated per the Real Estate Joint Venture agreement in a manner that provides Belcrest Realty: 1) a priority with respect to a fixed annual preferred return; and 2) participation on a pro rata or reduced basis in distributable cash flows in excess of the annual preferred return of Belcrest Realty and the subordinated preferred return of the Operating Partner. Distributable cash flows from dispositions of real properties or liquidation of Lafayette are allocated on a pro rated basis up until the return of Belcrest Realty and the Operating Partner’s contributed capital with any excess allocated in a manner similar to that of cash flows from operations.
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
Co-owned Property. At December 31, 2011, Belcrest Realty owned Co-owned Property through its subsidiary, Bel Stamford I . Bel Stamford I owns a 10% tenancy-in-common interest in an office property located in Connecticut. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a fixed-rate mortgage note secured by the real property held by Bel Stamford I that is without recourse to Fund Shareholders and generally without recourse to Belcrest Realty and the Fund as described under “Risks of Real Estate Investments” in Item 7A(b). Belcrest Realty’s equity in the Co-owned Property was acquired using the proceeds of Fund borrowings.
The Bel Stamford I property is leased on a net basis through December 2017 (with the option to extend the lease for eight option periods of five years each) to a single tenant that is obligated to make specified rental payments and to bear all costs and expenses associated with the operation and maintenance of the property, including real estate taxes, repairs and insurance.
Partnership Preference Units. At December 31, 2011, Belcrest Realty held investments in Partnership Preference Units. The assets of the partnerships that issued the Partnership Preference Units owned by Belcrest Realty consisted primarily of direct or indirect ownership interests in real properties, including office and industrial properties. The Partnership Preference Units owned by Belcrest Realty as of December 31, 2011 are listed in Item 7A(a) and in the consolidated portfolio of investments included in the Fund’s consolidated financial statements in Section 8 of this Annual Report on Form 10-K. Eaton Vance is not involved in the management or operation of the real estate operating partnerships that issued the Partnership Preference Units owned by Belcrest Realty.
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
Belcrest Realty also has issued preferred shares to satisfy certain provisions of the Code, which require that a REIT be beneficially owned in the aggregate by 100 or more persons. The preferred shares of Belcrest Realty are owned by not less than 100 charitable organizations that received the preferred shares as gifts. Each charitable organization that received a preferred share was an “accredited investor” (as defined in the Securities Act) with total assets in excess of $5 million at the time the organization received the preferred shares. Eaton Vance selected the charitable organizations from the charities for which it has matched employee contributions and/or based on suggestions from its employees. As of December 31, 2011, the total value of the preferred shares outstanding of Belcrest Realty was $210,000. Dividends on preferred shares are cumulative and payable annually at a dividend rate of 8%. The dividends paid on preferred shares have priority over payments on common shares. For the year ending December 31, 2011, Belcrest Realty paid distributions to preferred shareholders in the amount of $16,800.
Fund Borrowings. The Fund has entered into a credit arrangement with Bank of America (the Credit Facility) to purchase its interests in real estate investments, to pay selling commissions and organizational expenses, and to provide for the liquidity needs of the Fund.
As of December 31, 2011, the lender’s total commitment under the Credit Facility was $135.0 million. The principal amount outstanding under the Credit Facility was $78.0 million as of December 31, 2011. The unused commitment amount totaled $57.0 million as of December 31, 2011.
The Credit Facility may be terminated by the lender on or after March 25, 2013 provided 180 days’ notice is given. The Fund may terminate the Credit Facility upon 30 days’ notice. The Fund pays a rate of interest equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.25% per annum on outstanding borrowings under the Credit Facility. A commitment fee is paid on the unused commitment amount equal to 0.25% per annum. The Fund will incur an additional fee if outstanding borrowings fall below certain levels.
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
Interest Rate Swap Agreement. The Fund has entered into an interest rate swap agreement with Merrill Lynch Capital Services, Inc. (MLCS) to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreement, the Fund makes periodic payments to the counterparty at a predetermined fixed rate in exchange for floating rate payments that fluctuate with the one-month LIBOR. The interest rate swap agreement currently in effect extends until July 10, 2015, and provides for the Fund to make payments to MLCS at a fixed rate of 6.29%. The variable floating rate payment from MLCS was 0.60% on December 31, 2011. See Note 10 to the Fund’s consolidated financial statements included in this Annual Report on Form 10-K.
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
As described above, the Fund pursues its objective primarily by investing in Belvedere Company. Belvedere Company invests exclusively in the Portfolio. Boston Management acts as investment adviser of the Portfolio and manager of Belvedere Company. EV Distributors acts as placement agent for Belvedere Company and the Portfolio. As of December 31, 2011, the assets of the Fund represented approximately 0.39% of assets under management by Eaton Vance and its affiliates. The offices of the Fund, Eaton Vance, Boston Management and EV Distributors are located at Two International Place, Boston, Massachusetts 02110.
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
Redemption of Fund Shares. Shares of the Fund may generally be redeemed on any business day. The redemption price will be based on the net asset value next computed after receipt by the Fund of a written redemption request from a Shareholder, including a proper form of signature guarantee and such other documentation the Fund and the transfer agent may then require. The Fund may, at its discretion, accept redemption requests submitted by facsimile transmission, although an original letter of instruction and supporting documents must be delivered before proceeds are delivered. Once accepted, a redemption request may not be revoked without the consent of the Fund. Settlement of redemptions will ordinarily occur within five business days of receipt by the Fund’s transfer agent of the original redemption request in good order, and (if applicable) promptly following registration and processing of stock certificates by the transfer agent of the issuer of the distributed securities. The right to redeem is available to all Shareholders and all outstanding Fund Shares generally are eligible for redemption. During each month in the quarter ending December 31, 2011, the total number of Shares redeemed and the average price paid per Share were as follows:

Month Ending	Total No. of Shares Redeemed(1)	Average Price Paid Per Share
October	16,390.665	$96.40
November	19,022.889	$100.61
December	36,470.921	$102.29
Total	71,884.475	$101.03

(1)	All Shares redeemed during the periods were redeemed at the option of Shareholders pursuant to the Fund’s redemption policy. The Fund has not announced any plans or programs to repurchase Shares other than at the option of Shareholders.
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
Historic Net Asset Values. Set forth below are the high and low net asset values per Share (NAVs) of the Fund for each quarter during the two years ending December 31, 2011 and 2010, the closing NAV on the last business day of each quarter, and the percentage change in NAV during each such quarter.

				Quarterly %
			NAV at	Change
Quarter Ending	High NAV	Low NAV	Quarter End	in NAV(1)
12/31/11	$104.10	$89.74	$102.44	11.18%
9/30/11	$108.33	$90.27	$92.14	-12.77%
6/30/11	$106.98	$100.07	$105.63	2.23%
3/31/11	$103.84	$97.74	$103.33	6.38%
12/31/10	$97.29	$85.41	$97.13	13.30%
9/30/10	$86.23	$74.18	$85.73	14.80%
6/30/10	$87.61	$74.57	$74.68	-11.87%
3/31/10	$84.99	$76.18	$84.74	5.49%

(1)	Shares, when redeemed, may be worth more or less than their original cost. Changes in NAV are historical. Data is for the stated time period only. For information about the performance of the Fund, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” in Item 7(a).
(b) Record Holders of Shares of the Fund.
As of February 3, 2012, there were 309 record holders of Shares of the Fund.
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
On January 24, 2012, the Fund paid a distribution of $0.45 per Share to Shareholders of record on January 20, 2012. On January 20, 2011, the Fund paid a distribution of $0.40 per Share to Shareholders of record on January 18, 2011. On January 27, 2010, the Fund paid a distribution of $0.25 per Share to Shareholders of record on January 26, 2010.
Special Distributions. In addition to the pro rata income and capital gain distributions described above, the Fund also makes distributions to Shareholders of allocated precontribution gain (other than certain precontribution gains allocated to a Shareholder in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest) (a Special Distribution). Special Distributions generally equal approximately 18% of the amount of realized precontribution gains plus approximately 4% of the allocated precontribution gain or such other percentage as deemed appropriate to compensate Shareholders receiving such distributions for taxes that may be due on income specially allocated in connection with the precontribution gain and Special Distributions. Special Distributions are paid by the Fund in cash and are made solely to the Shareholders to whom the precontribution gain is allocated. The Fund does not intend to make Special Distributions to a Shareholder in respect of realized precontribution gain allocated to a Shareholder or such Shareholder’s predecessor in interest in connection with a taxable tender offer or other taxable corporate event involving a security contributed by such Shareholder or such Shareholder’s predecessor in interest. There were no Special Distributions paid or accrued during the years ending December 31, 2011 and 2010. Special Distributions of $1,044,908 were accrued during the year ending December 31, 2008, and subsequently paid during the year ending December 31, 2009.
Item 6. Selected Financial Data.
Table of Selected Financial Data. The consolidated data referred to below reflects the Fund’s historical results for the years ending December 31, 2011, 2010, 2009, 2008 and 2007. The following information should be read in conjunction with all of the consolidated financial statements and related notes included in this Annual Report on Form 10- K. The other consolidated data referred to below is as of each year end.

	Year Ending
	December 31,	Year Ending	Year Ending	Year Ending	Year Ending
	2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Total investment income	$19,307,403	$31,313,705	$37,034,877	$52,905,639	$62,784,512
Interest expense	$2,165,128	$3,874,651	$1,624,286	$15,958,913	$39,563,027
Net expenses (including interest expense)	$5,641,676	$8,916,506	$7,158,753	$24,499,274	$50,756,115
Net investment income	$13,665,727	$22,397,199	$29,876,124	$28,406,365	$12,028,397
Net realized gain (loss)	$21,145,140	$(137,648,888)	$(83,700,939)	$(57,972,820)	$90,888,612
Net change in unrealized appreciation (depreciation)	$2,191,701	$234,813,836	$97,581,241	$(666,744,381)	$(25,034,956)
Net increase (decrease) in net assets from operations	$37,002,568	$119,562,147	$43,756,426	$(696,310,836)	$77,882,053
Total assets	$712,663,498	$795,318,287	$852,749,058	$1,137,207,908	$2,365,720,320
Loan payable-Credit Facility	$78,000,000	$144,000,000	$194,500,000	$316,000,000	$542,000,000
Net assets	$633,024,154	$648,036,131	$652,677,231	$808,881,477	$1,820,458,058
Shares outstanding	6,179,628	6,671,766	8,125,199	10,826,294	13,707,598
Net asset value and redemption price per Share	$102.44	$97.13	$80.33	$74.71	$132.81
Net increase (decrease) in net assets from operations per Share	$5.71	$17.05	$6.85	$(55.82)	$4.51
Distribution paid per Share(1)(2)	$0.40	$0.25	$1.23	$2.20	$2.02

(1)	The Fund makes Special Distributions which are not made on a pro rata basis. See Item 5(c). Special Distributions made during the year ending December 31, 2008 amounted to $0.084 per Share. There were no Special Distributions made during the years ending December 31, 2011, 2010, 2009 and 2007.

(2)	Distributions of net investment income and net realized capital gains are normally paid at the end of each year, or shortly thereafter, to Shareholders of record on the record date. See “Distributions” in Item 5(c).

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
MD&A for the Year Ending December 31, 2011 Compared to the Year Ending December 31, 2010.(1)
Performance of the Fund. The Fund’s investment objective is to achieve long-term, after-tax returns for Shareholders. Eaton Vance, as the Fund’s manager, measures the Fund’s success in achieving its objective based on the investment returns of the Fund, using the S&P 500 Index (the Index) as the Fund’s primary performance benchmark. The Index is an unmanaged index of large-cap stocks commonly used as a measure of U.S. stock market performance. Eaton Vance’s primary focus in pursuing total return is on the Fund’s common stock portfolio, which consists of its indirect interest in the Portfolio. The Fund invests in the Portfolio through its interest in Belvedere Company. The Fund’s performance will differ from that of the Portfolio primarily due to its investments outside the Portfolio. In measuring the performance of the Fund’s real estate investments, Eaton Vance considers whether, through current

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
The Fund’s total return for the year ending December 31, 2011 was 5.89%. This return reflects an increase in the Fund’s net asset value per Share from $97.13 to $102.44 and a distribution of $0.40 per Share during the period. For comparison, the Index had a total return of 2.11% over the same period. The combined impact on performance of the Fund’s investment activities outside of the Portfolio was positive for the year ending December 31, 2011.
The Fund had a total return of 21.26% for the year ending December 31, 2010. This return reflected an increase in the Fund’s net asset value per Share from $80.33 to $97.13 and a distribution of $0.25 per Share during the period. For comparison, the Index had a total return of 15.06% over the same period.
Performance of the Portfolio. For the year ending December 31, 2011, the Portfolio had a total return of 0.80%. By comparison, the Index had a total return of 2.11% over the same period.
Amid widespread volatility in global markets, U.S. equity markets posted mixed results for the year ending December 31, 2011, with early- and late-year gains helping to offset mid-year losses. In the early months of the period, investor sentiment for U.S. equities was running high as U.S. and global economic conditions reaccelerated and corporate earnings results generally continued to beat consensus expectations. These and other factors enabled U.S. stocks to register broad-based gains through the first four months of the year. As the year progressed, however, U.S. stock returns first moderated and then faltered. From July 2011 to the market bottom on October 3, 2011, U.S. stocks registered broad-based declines as U.S. corporate profit growth slowed, the eurozone’s debt crisis worsened, and global economic activity decelerated. Investor confidence also was eroded by U.S. lawmakers’ partisan bickering over the federal debt ceiling and Standard & Poor’s resulting decision to downgrade the country’s long-term credit rating. At the same time, discouraging U.S. economic data raised the possibility of another recession. By the end of October 2011, the market had reversed course again, with the Index recording one of its best calendar months in several decades. Investors seemed to be encouraged by Europe’s plan to combat Greece’s debt problems, expand a eurozone bailout fund, and recapitalize the region’s banks. The U.S. economy also displayed signs of improvement in the fourth quarter, most notably a slight decline in the unemployment rate. The October market rally helped the Index gain roughly 10% during the fourth quarter and end the year in positive territory. For the year ending December 31, 2011, growth stocks outperformed value stocks across most market capitalizations, and large-cap stocks outpaced their small-cap counterparts.
The Portfolio underperformed the Index primarily as a result of security selection, which was partially offset by positive sector allocations during the period. The strongest gain for the Index came from the utilities sector, followed by the consumer staples and health care sectors, each of which delivered returns in excess of 10%. Financials and materials posted the lowest 12-month returns within the Index. The Portfolio’s security selection within the energy and consumer staples sectors detracted the most from performance relative to the Index. In addition, an underweight in the utilities sector hurt returns. The Portfolio’s underweight to high-dividend-paying tobacco, oil and gas, and utilities companies detracted from performance during the period. On the positive side, security selection within the consumer discretionary and materials sectors contributed to relative performance during the period. In addition, underweights in the financials and materials sectors helped lift relative returns.
Performance of Real Estate Investments. The Fund’s real estate investments are held through Belcrest Realty. As of December 31, 2011, real estate investments included: a Real Estate Joint Venture (Lafayette); a Co-owned Property (Bel Stamford I); and Partnership Preference Units. Lafayette owns office properties. Bel Stamford I owns an interest in an office property leased to a single tenant.
The Fund’s real estate investments produced positive returns during the year ending December 31, 2011, due principally to an increase in the fair value of Lafayette, the sale of Partnership Preference Units, and net investment income generated during the period. The pace of recovery of the commercial real estate sector was scaled back during the second half of the year as investors, lenders, and tenants pulled back on activity given concerns over the slowdown in the U.S. economic recovery and increased financial market volatility. Despite these concerns, transaction volumes and leasing activity outpaced prior year levels and well-located core property values continue to be supported by a low cost of financing environment. Going forward, the outlook for commercial real estate fundamentals and property values remains largely dependent on the economy, job growth and the availability of attractive debt financing. The fair value of the Fund’s continuing investments in Partnership Preference Units slightly increased during the period.
During the year ending December 31, 2011, Belcrest Realty generated approximately $67.3 million in net proceeds from the sales of Partnership Preference Units, which were used to pay down a portion of the Fund’s credit facility.

During the year ending December 31, 2011, the Fund’s net investment income from real estate investments held through Belcrest Realty was approximately $10.5 million compared to approximately $23.0 million for the year ending December 31, 2010, a decrease of $12.5 million or 54%. The decrease was principally due to the sale of Belcrest Realty’s interest in a Real Estate Joint Venture, Allagash Property Trust (Allagash), in November 2010, as well as lower distributions from investments in Partnership Preference Units principally due to fewer average holdings of Partnership Preference Units during the period.
The fair value of the Fund’s real estate investments was approximately $93.4 million at December 31, 2011 compared to approximately $130.7 million at December 31, 2010, a net decrease of $37.3 million or 29%. This net decrease was principally due to the sale of Partnership Preference Units during the period, partially offset by an increase in the fair value of Belcrest Realty’s investment in Lafayette.
MD&A for the Year Ending December 31, 2010 Compared to the Year Ending December 31, 2009.
Performance of the Fund. The Fund had a total return of 21.26% for the year ending December 31, 2010. This return reflected an increase in the Fund’s net asset value per Share from $80.33 to $97.13 and a distribution of $0.25 per Share during the period. For comparison, the Index had a total return of 15.06% over the same period. The combined impact on performance of the Fund’s investment activities outside of the Portfolio was positive for the year ending December 31, 2010.
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
Performance of Real Estate Investments. As of December 31, 2010, real estate investments included: Lafayette, Bel Stamford I, and a portfolio of Partnership Preference Units. Lafayette owns office properties. Bel Stamford I owns an interest in an office property leased to a single tenant.
During the year ending December 31, 2010, Belcrest Realty sold its interest in a Real Estate Joint Venture, Allagash, to a third party for approximately $42.3 million. The sale resulted in a gain of $14.8 million as compared to the fair value at December 31, 2009, but a $137.6 million loss against the financial reporting cost basis of the investment as the decline in the fair value was recognized in prior periods. The net proceeds from the sale were used to pay down a portion of the Fund’s Credit Facility.

The Fund’s real estate investments produced positive returns for the year ending December 31, 2010, due principally to the net investment income generated during the period and the increases in the fair value of Lafayette and sale of Allagash. The return of investor interest and increased capital allocations to commercial real estate have helped to ease the value declines that began in 2008 and produced positive value increases in certain segments. Commercial real estate fundamentals have also begun to stabilize and several asset classes have shown early signs of improvement in performance. Transaction activity increased in 2010, more than doubling 2009 levels. However, the volume is still well below historical pre-recession levels and continues to be focused generally on high quality properties concentrated in certain core markets. Significant uncertainty remains on commercial real estate investment values and a further recovery will be largely dependent on continued recovery of the economy, job growth, and the availability and attractiveness of debt financing.
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
(b) Liquidity and Capital Resources.
Outstanding Borrowings. The Fund has entered into a Credit Facility with Bank of America. The Credit Facility may be terminated by the lender on or after March 25, 2013 provided 180 days’ notice is given. The Fund may terminate the Credit Facility upon 30 days’ notice. In the event the lender exercises its ability to terminate the Credit Facility, the Fund will seek alternative financing arrangements.
In March 2011, the Fund amended the Credit Facility to decrease its total commitment by $65.0 million to an aggregate amount available for borrowing of $135.0 million.
The Fund pays a rate of interest equal to three-month LIBOR plus 1.25% per annum, reduced from 1.50% and 1.75% in August and March 2011, respectively, on outstanding borrowings under the Credit Facility. A commitment fee is paid on the unused commitment amount equal to 0.25% per annum, reduced from 0.40% in March 2011. The Fund will incur an additional fee if outstanding borrowings fall below certain levels.
As of December 31, 2011, the Fund had outstanding borrowings under the Credit Facility of $78.0 million. The unused portion of the Credit Facility totaled $57.0 million as of December 31, 2011.
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
Liquidity. The Fund’s investment in Belvedere Company is redeemable on a daily basis at its net asset value subject to certain restrictions of the Belvedere Company operating agreement. During the year ending December 31, 2011, Fund redemptions from Belvedere Company included redemptions of shares of Belvedere Company for cash in the amount of $1.0 million. Such proceeds were used to pay down outstanding debt under the Credit Facility. Both Belvedere Company and the Portfolio normally follow the practice of satisfying redemptions primarily by distributing securities drawn from the Portfolio. Belvedere Company and the Portfolio may also satisfy redemptions by distributing cash. As of December 31, 2011, the Portfolio had cash and short-term investments in the amount of $70.8 million. The Portfolio participates in a $600.0 million multi-fund unsecured line of credit agreement with a group of banks. The Portfolio may temporarily borrow from the line of credit to satisfy redemption requests in cash or to settle investment transactions. Because the line of credit is not available exclusively to the Portfolio, it may be unable to borrow some or all of its requested amounts at any particular time. The Portfolio had no outstanding borrowings at December 31, 2011. To ensure liquidity for investors in the Portfolio, the Portfolio may not invest more than 15% of its net assets in illiquid assets. As of December 31, 2011, the Portfolio held no illiquid assets.
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
(d) The Fund’s Contractual Obligations.
The following table sets forth the amounts of payments due under the specified contractual obligations outstanding as of December 31, 2011:

	Payments due:
					More than 5
Type of Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	Years
Long-Term Debt:
Borrowings under Credit Facility(1)	$78,000,000	$—	$78,000,000	$—	$—
Service Agreements(2)
Other Long-Term Liabilities:
Interest Rate Swap Agreement(3)	$857,649	$243,423	$486,846	$127,380	$—

Total	$78,857,649	$243,423	$78,486,846	$127,380	$—

(1)	The Fund has entered into a Credit Facility, as described in “Liquidity and Capital Resources” above. The Credit Facility is secured by a pledge of the Fund’s assets, excluding the Fund’s real estate investments. The Credit Facility is primarily used to finance the Fund’s equity in its real estate investments and to satisfy the liquidity needs of the Fund. Amount does not reflect interest. The Fund pays a rate of interest equal to three-month LIBOR plus 1.25% per annum on outstanding borrowings under the Credit Facility. Because the Credit Facility may be terminated by the lender in 2013 and the spread and underlying index may be subject to change, it is not possible to specify the dollar amounts payable in the future. For the year ending December 31, 2011, the Fund incurred interest expense of approximately $1.7 million for borrowings under the Credit Facility.

(2)	The Fund and Belcrest Realty have entered into agreements with certain service providers pursuant to which the Fund and Belcrest Realty pay fees as a percentage of assets. These fees include fees paid to Eaton Vance and its affiliates (which are described in Item 13). These agreements generally continue indefinitely unless terminated by the Fund or Belcrest Realty (as applicable) or the service provider. For the year ending December 31, 2011, fees paid to Eaton Vance and its affiliates equaled approximately 1.06% of the Fund’s average net assets. Because these fees are based on the Fund’s assets (which will fluctuate over time) it is not possible to specify the dollar amounts payable in the future.

(3)	The Fund has entered into an interest rate swap agreement to fix the cost of a portion of its borrowings under the Credit Facility. Pursuant to the agreement, the Fund makes payments to the counterparty, MLCS, at a predetermined fixed rate in exchange for floating rate payments that fluctuate with the one-month LIBOR. The amounts disclosed in the table represent the fixed interest amounts payable by the Fund. The periodic floating rate payments that the Fund expects to receive pursuant to the agreement reduce the fixed interest cost to the Fund. The swap agreement expires on July 10, 2015.
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
As of December 31, 2011, the fair value of the Fund’s real estate investments represented 13.1% of the Fund’s total assets. Valuations of the Fund’s Partnership Preference Units and Subsidiary Real Estate Investments are inherently uncertain because they involve the use of assumptions and estimates. If the assumptions and estimates used in the valuations were to change, it could materially impact the fair value of the Fund’s holdings of Partnership Preference Units and Subsidiary Real Estate Investments.
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

								Fair Value as of
	2012	2013	2014	2015	2016	Thereafter	Total	December 31, 2011
Rate sensitive liabilities:
Long-term debt:
Variable-rate Credit Facility		$78,000,000					$78,000,000	$78,000,000
Average interest rate		1.83%					1.83%
Rate sensitive derivative financial instruments:
Pay fixed/receive variable interest rate swap agreement				$3,870,000			$3,870,000	$(714,319)
Average pay rate				6.29%			6.29%
Average receive rate				0.60%			0.60%
Rate sensitive investments:
Fixed-rate Partnership Preference Units:
Liberty Property Limited Partnership, 7.45% Series B Cumulative Redeemable Preferred Units, Callable 8/31/09, Current Yield: 8.40%	$6,250,000						$6,250,000	$5,542,500

Vornado Realty L.P., 7% Series D-10 Cumulative Redeemable Preferred Units, Callable 11/17/08, Current Yield: 8.17%(1)	$7,325,696						$7,325,696	$10,277,210

*	The amounts listed reflect the Fund’s positions as of December 31, 2011. The Fund’s current positions may differ.

(1)	Belcrest Realty’s interest in these Partnership Preference Units is held through Bel Holdings.
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

Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements required by Item 8 begin on page 37 of this Annual Report on Form 10-K. The following is a summary of unaudited quarterly results of operations of the Fund for the years ending December 31, 2011 and 2010.

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Investment income	$5,357,487	$4,958,865	$4,206,607	$4,784,444
Net investment income	$3,576,339	$3,637,400	$2,908,798	$3,543,190
Net increase (decrease) in net assets from operations	$43,805,338	$15,090,361	$(86,100,758)	$64,207,627

Per share data(1) :
Investment income	$0.81	$0.76	$0.66	$0.77
Net investment income	$0.54	$0.56	$0.46	$0.57
Net increase (decrease) in net assets from operations	$6.59	$2.32	$(13.55)	$10.32

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Investment income	$7,949,443	$8,511,368	$8,290,427	$6,562,467
Net investment income	$6,076,732	$6,106,968	$5,749,297	$4,464,202
Net increase (decrease) in net assets from operations	$30,722,748	$(68,113,307)	$79,194,029	$77,758,677

Per share data(1) :
Investment income	$1.00	$1.14	$1.16	$0.96
Net investment income	$0.76	$0.82	$0.80	$0.65
Net increase (decrease) in net assets from operations	$3.87	$(9.11)	$11.07	$11.39

(1)	Based on average Shares outstanding.
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
Disclosure Controls and Procedures. Eaton Vance, as the Fund’s manager, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined by Rule 13a-15(e) of the Act) as of the end of the period covered by this report, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer. The Fund’s disclosure controls and procedures are the controls and other procedures that the Fund designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Fund’s disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Fund maintained effective internal control over financial reporting as of December 31, 2011.
The Fund’s independent registered public accounting firm has issued an attestation report on the Fund’s internal control over financial reporting. That report appears on the following page.
March 7, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Belcrest Capital Fund LLC and Subsidiaries
We have audited the internal control over financial reporting of Belcrest Capital Fund LLC and subsidiaries (the “Fund”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.
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
In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial highlights as of and for the year ended December 31, 2011 of the Fund and our report dated March 7, 2012 expressed an unqualified opinion on those financial statements and financial highlights.
DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 7, 2012

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
The directors of Belcrest Realty are Messrs. Faust and Frenette. Mr. Frenette (37) is the President and portfolio manager of Belcrest Realty and the head of Boston Management’s real estate investment group, which has primary responsibility for providing research and analysis relating to the Fund’s real estate investments held through Belcrest Realty. Mr. Frenette is a Vice President of Eaton Vance and Boston Management and has been employed by the Eaton Vance organization since 2006. Prior to joining Eaton Vance, Mr. Frenette was Manager of Finance — Investments and Acquisitions for GE Real Estate, a business unit of GE Commercial Finance. A majority of Mr. Frenette’s time is spent managing the real estate investments of Belcrest Realty and the real estate investment affiliates of other investment funds advised by Boston Management. Mr. Frenette serves on the board of managers of Lafayette. Other officers of Eaton Vance and Boston Management also serve as officers and/or directors of Lafayette. As disclosed under “The Eaton Vance Organization” in Item 1, Eaton Vance and Boston Management are wholly owned subsidiaries of Eaton Vance Corp. The non-voting common stock of Eaton Vance Corp. is listed and traded on the NYSE. All shares of the voting common stock of Eaton Vance Corp. are held in a voting trust, the voting trustees of which are senior officers of the Eaton Vance organization. Eaton Vance, Inc., a wholly owned subsidiary of Eaton Vance Corp., is the sole trustee of Eaton Vance and of Boston Management, each of which is a Massachusetts business trust. The names of the executive officers and the directors of Eaton Vance, Inc. and their ages and principal occupations (in addition to their responsibilities described above) are set forth below.
Thomas E. Faust Jr. (53) is Chief Executive Officer and President of Eaton Vance Corp., President and Director of Eaton Vance, Inc., Chief Executive Officer and President of Eaton Vance and Boston Management, and Director of EV Distributors. He is also an officer of various other investment companies managed by Eaton Vance or Boston Management. Mr. Faust has been employed by Eaton Vance since 1985.
Frederick S. Marius (48) is Vice President, Secretary and Chief Legal Officer of Eaton Vance, Boston Management, Eaton Vance Corp., EV Distributors and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also an officer of various investment companies managed by Eaton Vance or Boston Management and has been employed by Eaton Vance since 2004.

Robert J. Whelan (50) is Vice President and Treasurer of Eaton Vance, Boston Management, Eaton Vance Corp. and Eaton Vance, Inc. and a Director of Eaton Vance, Inc. He is also the Chief Financial Officer of Eaton Vance Corp. and Eaton Vance, Inc. and Vice President and Director of EV Distributors. He has been employed by Eaton Vance since 2007. Prior to joining Eaton Vance, Mr. Whelan was Executive Vice President and Chief Financial Officer for Boston Private Wealth Management Group from December 2004 to April 2007.
(b) Compliance with Section 16(a) of the Act.
Section 16(a) of the Act requires the Fund’s officers and directors and persons who own more than ten percent of the Fund’s Shares to file forms reporting their affiliation with the Fund and reports of ownership and changes in ownership of the Fund’s Shares with the SEC. Eaton Vance, as manager of the Fund, and the Directors and executive officers of Eaton Vance, Inc., the sole trustee of Eaton Vance, also comply with Section 16(a). These persons and entities are required by SEC regulations to furnish the Fund with copies of all Section 16(a) forms they file. To the best of the Fund’s knowledge, during the year ending December 31, 2011 no Section 16(a) filings were required by such persons or entities.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Security Ownership of Certain Beneficial Owners. As of February 3, 2012, the following person beneficially owned the percentage of Fund Shares indicated:

Name and Address of
Beneficial Owner		Percent of Class
Jeff Broad & Cindy Quane Trust	Los Angeles, CA	14.70%
SCA Investment Co. Ltd. as pledged to Merrill Lynch Bank USA as Pledgee	Salt Lake City, UT	5.93%
Acuitya Mutual Insurance Company	Sheboygan, WI	5.71%
To the knowledge of the Fund, no other person beneficially owned more than 5% of the Shares of the Fund as of December 31, 2011.
Security Ownership of Management. As of February 3, 2012, Eaton Vance, the manager of the Fund, beneficially owned 114 Shares of the Fund. The Shares owned by Eaton Vance represent less than 1% of the outstanding Shares of the Fund as of February 3, 2012. None of the other entities or individuals named in response to Item 10 above beneficially owned Shares of the Fund as of such date.
Changes in Control. Not applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Messrs. Faust and Frenette are currently the only “related persons” of the Fund (as that term is defined in Regulation S-K under the Securities Act and the Act). The Fund has instituted written policies and procedures to determine the existence of a reportable transaction under Item 404(a) of Regulation S-K. In accordance with such policies and procedures, Eaton Vance circulates an Executive Officer Questionnaire to each related person annually to determine the existence of a potential reportable transaction. Any transaction, or proposed transaction, in which the Fund was or is to be a participant and the amount of which exceeds $120,000 (and in which a related person had or will have a direct or indirect material interest) is required to be reviewed by the Audit Committee of the Board of Directors of Eaton Vance, Inc. The Fund did not have any reportable transactions under Item 404(a) of Regulation S-K during the year ending December 31, 2011.
The table below sets forth the fees paid or payable by, or allocable to, the Fund and Belcrest Realty for the years ending December 31, 2011 and 2010 in connection with services rendered by Eaton Vance and its affiliates. Each fee is described in the following table.

	Year ending	Year ending
	December	December 31,
	31, 2011	2010
Fund Advisory and Administrative Fees*	$941,076	$947,890
Belcrest Realty Management Fees	$1,694,674	$3,253,258
Fund’s Allocable Portion of the Portfolio’s Advisory Fees**	$2,939,950	$2,988,131
Fund Servicing Fees	$330,646	$245,133
Fund’s Allocable Portion of Belvedere Company’s Servicing Fees	$964,892	$983,166
Aggregate Compensation Paid by the Fund to Eaton Vance and its Affiliates	$2,635,750	$4,201,148

*	The advisory fee payable to Boston Management in respect of the Fund’s indirect investment in the Portfolio is credited towards the Fund’s advisory and administrative fee payment, reducing the amount of such fee that would otherwise be payable by the Fund.

**	For the years ending December 31, 2011 and 2010, advisory fees paid or payable by the Portfolio totaled $39,558,185 and $40,626,632, respectively. For the year ending December 31, 2011, Belvedere Company’s allocable portion of that fee was $28,163,565 of which $2,939,950 was allocable to the Fund. For the year ending December 31, 2010, Belvedere Company’s allocable portion of that fee was $28,742,601, of which $2,988,131 was allocable to the Fund.
The Fund’s Investment Advisory and Administrative Fee. Under the terms of the Fund’s investment advisory and administrative agreement, Boston Management is entitled to receive a monthly advisory and administrative fee at the rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of the Fund. The term gross investment assets as used in the agreement means the value of all assets of the Fund other than the Fund’s investment in Belcrest Realty minus the sum of the Fund’s liabilities other than the principal amount of money borrowed. The advisory fee payable to Boston Management in respect of the Fund’s indirect investment in the Portfolio is credited towards the Fund’s advisory and administrative fee payment, reducing the amount of such fee that would otherwise be payable by the Fund.
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
Certain Real Estate Investment Transactions. During the year ending December 31, 2011, Belcrest Realty did not enter into any real estate investment transactions with affiliates.
Item 14. Principal Accounting Fees and Services.
The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Fund’s annual financial statements for the years ending December 31, 2011 and 2010 and fees billed for other services rendered by Deloitte & Touche LLP during those periods, including fees charged by Deloitte & Touche LLP to the Fund’s consolidated subsidiaries.

	Year ending December 31,
	2011	2010
Audit fees	$73,758	$88,443
Tax fees (1)	$225,417	$183,500

Total	$299,175	$271,943

(1)	Tax fees consist of the aggregate fees billed for professional services rendered by Deloitte Tax LLP for tax compliance, tax advice and tax planning.
The Audit Committee of the Board of Directors of Eaton Vance, Inc. reviews all audit, audit-related, tax and other fees at least annually. The Audit Committee of the Board of Directors of Eaton Vance, Inc., pre-approved all audit and tax services for the years ending December 31, 2011 and 2010. The Audit Committee of the Board of Directors of Eaton Vance, Inc. has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Please see the Fund’s consolidated financial statements which begin on page 37 of this Annual Report on Form 10-K. Please see the Portfolio’s financial statements which begin on page 62 of this Annual Report on Form 10-K.

For fiscal year 2011, the Lafayette Real Estate Joint Venture was deemed significant to the Fund under Rule 3-09 of Regulation S-X, and as such the financial statements of Lafayette are required to be filed as financial statement schedules herein within 90 days of its fiscal year end. Accordingly, the financial statements of Lafayette will be filed via an amendment to this Annual Report on Form 10-K on or before March 30, 2012, provided that the Fund’s duty to file reports under Section 13(a) of the Act has not been suspended pursuant to Rule 12g-4(a)(1).

(b)	Reports on Form 8-K:

None.

(c)	A list of the exhibits filed as a part of this Form 10-K is included in the Exhibit Index appearing on page 79 hereof.

Appendix A
Belcrest Capital Fund LLC’s (The Fund) Investment Structure as of
December 31, 2011

(A)	The Fund is a Massachusetts limited liability company. Eaton Vance Management is the manager of the Fund; Boston Management and Research (Boston Management) is the Fund’s investment adviser.

(B)	Belvedere Capital Fund Company LLC (Belvedere Company) is a Massachusetts limited liability company. Boston Management is the manager of Belvedere Company.

(C)	Tax-Managed Growth Portfolio (the Portfolio) is a Massachusetts trust. Boston Management is the investment adviser of the Portfolio.

(D)	Belcrest Realty Corporation (Belcrest Realty) is a Delaware corporation. Boston Management is the manager of Belcrest Realty. Belcrest Realty also holds direct investments in partnership preference units.

(E)	Lafayette Real Estate LLC is a Delaware limited liability company. Belcrest Realty owns a majority economic interest in this real estate joint venture.

(F)	Bel Holdings LLC (Bel Holdings) is a Delaware limited liability company. Belcrest Realty owns a minority interest in Bel Holdings, which owns partnership preference units issued by Vornado Realty L.P.

(G)	Bel Stamford I LLC (Bel Stamford I) is a Delaware limited liability company. Bel Stamford I is a wholly owned subsidiary of Belcrest Realty and owns a tenancy-in-common interest in real property.

Belcrest Capital Fund LLC	December 31, 2011
Consolidated Portfolios of Investments

Investment in Belvedere Capital Fund Company LLC — 97.6% and 101.8%

	December 31, 2011		December 31, 2010

Security	Shares	Value	Shares	Value

Investment in Belvedere Capital Fund Company LLC (Belvedere Company)(1)	3,392,394	$618,043,582	3,634,344	$659,946,022

Total Investment in Belvedere Company
(identified cost, $280,162,061 and $294,300,162)		$618,043,582		$659,946,022

Partnership Preference Units — 2.5% and 11.2%

Security	Units	Value	Units	Value

Bel Holdings LLC†(2)(3)(4)	62,772	$10,277,210	68,002	$9,799,658
Essex Portfolio, L.P. (California Limited Partnership affiliate of Essex Property Trust, Inc.), 7.875% Series B Cumulative Redeemable Preferred Units, Callable from 12/31/09†(2)	—	—	300,000	13,272,660
Liberty Property Limited Partnership (Pennsylvania Limited Partnership affiliate of Liberty Property Trust), 7.45% Series B Cumulative Redeemable Preferred Units, Callable from 8/31/09†(2)	250,000	5,542,500	250,000	5,352,500
MHC Operating Limited Partnership (Illinois Limited Partnership affiliate of Equity Lifestyle Properties, Inc.), 8.0625% Series D Cumulative Redeemable Perpetual Preference Units, Callable from 3/24/10†(2)	—	—	1,500,000	30,240,000
MHC Operating Limited Partnership (Illinois Limited Partnership affiliate of Equity Lifestyle Properties, Inc.), 7.95% Series F Cumulative Redeemable Perpetual Preference Units, Callable from 6/30/10†(2)	—	—	700,000	13,916,000

Total Partnership Preference Units
(identified cost, $13,575,696 and $84,395,363)		$15,819,710		$72,580,818

Real Estate Joint Venture — 12.0% and 8.5%

Description		Value		Value

Investment in Lafayette Real Estate LLC (a majority economic interest of 66.3% and 65.7% in Lafayette Real Estate LLC which invests in 12 office properties located in one state)(2)(4)		$75,598,042		$55,149,311

Total Real Estate Joint Venture
(identified cost, $85,883,059 and $82,935,329)		$75,598,042		$55,149,311

Co-owned Property — 0.3% and 0.5%

Description		Value		Value

Bel Stamford I LLC (a single member LLC with a 10.0% tenancy-in-common interest in an office property)(2)(4)		$1,956,437		$2,926,700

Total Co-owned Property
(identified cost, $9,257,569 and $8,627,832)		$1,956,437		$2,926,700

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2011
Consolidated Portfolios of Investments (continued)

Short-Term Investment — 0.2% and 0.5%

	December 31, 2011		December 31, 2010

	Interest		Interest
	(000’s		(000’s
Description	omitted)	Value	omitted)	Value

Eaton Vance Cash Reserves Fund, LLC, 0.06% and 0.22%(1)(4)(5)	1,127	$1,126,681	3,231	$3,230,918

Total Short-Term Investment
(identified cost, $1,126,681 and $3,230,918)		$1,126,681		$3,230,918

Total Investments — 112.6% and 122.5%
(identified cost, $390,005,066 and $473,489,604)		$712,544,452		$793,833,769

Other Assets, Less Liabilities — (12.6)% and (22.5)%		$(79,520,298)		$(145,797,638)

Net Assets — 100.0% and 100.0%		$633,024,154		$648,036,131

†	Security exempt from registration under the Securities Act of 1933. At December 31, 2011 and 2010, the value of these securities totaled $15,819,710 and $72,580,818 or 2.5% and 11.2% of net assets, respectively.

(1)	Investment has been pledged as collateral for the Credit Facility (Note 11A).

(2)	Investment valued at fair value using methods determined in good faith by or at the direction of the manager of Belcrest Realty Corporation.

(3)	The sole investment of Bel Holdings LLC is as follows: Vornado Realty L.P. (Delaware limited partnership affiliate of Vornado Realty Trust), 7% Series D-10 Cumulative Redeemable Preferred Units, callable from 11/17/08. This security is exempt from registration under the Securities Act of 1933.

(4)	Investment is presented as other affiliated investments in the Consolidated Statements of Assets and Liabilities.

(5)	Affiliated investment company available to Eaton Vance portfolios and funds, which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2011 and 2010, respectively.

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2011
Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities

	December 31,

Assets	2011	2010

Investment in Belvedere Company, at value (identified cost, $280,162,061 and $294,300,162, respectively)	$618,043,582	$659,946,022
Other affiliated investments, at value (identified cost, $103,593,005 and $102,730,352, respectively)	88,958,370	71,106,587
Unaffiliated investments, at value (identified cost, $6,250,000 and $76,459,090, respectively)	5,542,500	62,781,160
Cash	118,979	1,222,976
Interest receivable from affiliated investment	67	663
Other assets	—	260,879

Total assets	$712,663,498	$795,318,287

Liabilities

Loan payable — Credit Facility	$78,000,000	$144,000,000
Payable for Fund shares redeemed	—	1,546,143
Interest payable for open interest rate swap agreements	2,449	1,848
Open interest rate swap agreements, at value	714,321	710,801
Payable to affiliate for investment advisory and administrative fees	211,943	238,957
Payable to affiliate for servicing fee	83,367	70,992
Other accrued expenses:
Interest expense	52,223	137,324
Other expenses and liabilities	575,041	576,091

Total liabilities	$79,639,344	$147,282,156

Net Assets	$633,024,154	$648,036,131

Shareholders’ Capital	$633,024,154	$648,036,131

Shares Outstanding (unlimited number of shares authorized)	6,179,628	6,671,766

Net Asset Value and Redemption Price per Share	$102.44	$97.13

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2011
Consolidated Financial Statements (continued)

Consolidated Statements of Operations

	Year Ended December 31,

Investment Income	2011	2010	2009

Dividends allocated from Belvedere Company (net of foreign taxes, $203,506, $150,341 and $222,476, respectively)	$12,887,592	$12,472,682	$16,798,122
Interest allocated from Belvedere Company	7,155	10,225	53,352
Expenses allocated from Belvedere Company	(4,048,792)	(4,127,587)	(4,525,297)

Net investment income allocated from Belvedere Company	$8,845,955	$8,355,320	$12,326,177
Net investment income allocated from Real Estate Joint Ventures	8,111,750	16,300,186	17,706,930
Distributions from Partnership Preference Units	1,713,648	6,061,563	6,447,403
Net investment income allocated from Co-owned Property	628,336	589,670	552,265
Interest	—	240	256
Interest allocated from affiliated investments	8,465	7,475	13,581
Expenses allocated from affiliated investments	(751)	(749)	(11,735)

Total investment income	$19,307,403	$31,313,705	$37,034,877

Expenses

Investment advisory and administrative fees	$2,635,750	$4,201,148	$4,634,392
Servicing fee	330,646	245,133	237,556
Interest expense on Credit Facility	2,165,128	3,874,651	1,624,286
Audit and tax services	304,912	290,798	362,815
Custodian and transfer agent fee	55,810	48,644	60,946
Miscellaneous	149,830	256,187	238,758

Total expenses	$5,642,076	$8,916,561	$7,158,753

Deduct —
Reduction of custodian and transfer agent fee	$400	$55	$—

Net expenses	$5,641,676	$8,916,506	$7,158,753

Net investment income	$13,665,727	$22,397,199	$29,876,124

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2011
Consolidated Financial Statements (continued)

Consolidated Statements of Operations (continued)

	Year Ended December 31,

Realized and Unrealized Gain (Loss)	2011	2010	2009

Net realized gain (loss) —
Investment and foreign currency transactions allocated from Belvedere Company (identified cost basis)(1)	$22,750,145	$2,770,704	$(59,270,474)
Investment transactions in Partnership Preference Units (identified cost basis)	(2,706,609)	119,339	(12,744,455)
Investment transactions in Real Estate Joint Ventures	1,327,381	(137,644,457)	(2,033,278)
Investment transactions allocated from affiliated investments	200	383	1,947
Interest rate swap agreements(2)	(225,977)	(2,894,857)	(9,654,679)

Net realized gain (loss)	$21,145,140	$(137,648,888)	$(83,700,939)

Change in unrealized appreciation (depreciation) —
Investments and foreign currency allocated from Belvedere Company (identified cost basis)	$(27,764,339)	$66,398,339	$176,008,259
Investment in Partnership Preference Units (identified cost basis)	14,058,559	4,004,778	30,733,258
Investment in Real Estate Joint Ventures	17,501,001	161,879,938	(112,627,913)
Investment in Co-owned Property	(1,600,000)	—	(2,799,999)
Interest rate swap agreements	(3,520)	2,530,781	6,267,636

Net change in unrealized appreciation (depreciation)	$2,191,701	$234,813,836	$97,581,241

Net realized and unrealized gain	$23,336,841	$97,164,948	$13,880,302

Net increase in net assets from operations	$37,002,568	$119,562,147	$43,756,426

(1)	Amounts include net realized gain (loss) from redemptions in-kind of $18,193,166, $6,775,108 and $(19,875,475), respectively.

(2)	Amounts include net interest incurred in connection with periodic settlement of interest rate swap agreements of $225,977, $2,894,857 and $7,958,380, respectively (Note 2F).

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2011
Consolidated Financial Statements (continued)

Consolidated Statements of Changes in Net Assets

	Year Ended December 31,

Increase (Decrease) in Net Assets	2011	2010	2009

From operations —
Net investment income	$13,665,727	$22,397,199	$29,876,124
Net realized gain (loss) from investment transactions, foreign currency transactions and interest rate swap agreements	21,145,140	(137,648,888)	(83,700,939)
Net change in unrealized appreciation (depreciation) of investments, foreign currency and interest rate swap agreements	2,191,701	234,813,836	97,581,241

Net increase in net assets from operations	$37,002,568	$119,562,147	$43,756,426

Transactions in Fund shares —
Net asset value of Fund shares issued to Shareholders in payment of distributions declared	$843,077	$600,452	$4,083,889
Net asset value of Fund shares redeemed	(50,191,808)	(122,796,610)	(190,776,429)

Net decrease in net assets from Fund share transactions	$(49,348,731)	$(122,196,158)	$(186,692,540)

Distributions —
Distributions to Shareholders	$(2,665,814)	$(2,007,089)	$(13,268,132)

Total distributions	$(2,665,814)	$(2,007,089)	$(13,268,132)

Net decrease in net assets	$(15,011,977)	$(4,641,100)	$(156,204,246)

Net Assets

At beginning of year	$648,036,131	$652,677,231	$808,881,477

At end of year	$633,024,154	$648,036,131	$652,677,231

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2011
Consolidated Financial Statements (continued)

Consolidated Statements of Cash Flows

	Year Ended December 31,

Increase (Decrease) in Cash	2011	2010	2009

Cash Flows From Operating Activities —
Net increase in net assets from operations	$37,002,568	$119,562,147	$43,756,426
Adjustments to reconcile net increase in net assets from operations to net cash flows provided by operating activities —
Net investment income allocated from Belvedere Company	(8,845,955)	(8,355,320)	(12,326,177)
Net investment income allocated from Real Estate Joint Ventures	(8,111,750)	(16,300,186)	(17,706,930)
Payments from Real Estate Joint Ventures	6,491,401	15,679,809	13,716,564
Net investment income allocated from Co-owned Property	(628,336)	(589,670)	(552,265)
Payments to Co-owned Property	(1,401)	(1,167)	(2,063)
Amortization of deferred loan costs — Credit Facility	256,879	310,466	—
(Increase) decrease in affiliated investment and interest receivable from affiliated investment	2,105,033	(1,893,186)	(636,352)
(Increase) decrease in other assets	4,000	(4,000)	(567,345)
Increase (decrease) in interest payable for open interest rate swap agreements	601	(60,004)	(21,917)
Decrease in payable to affiliate for investment advisory and administrative fees	(27,014)	(128,204)	(81,218)
Increase (decrease) in payable to affiliate for servicing fee	12,375	14,783	(17,506)
Increase (decrease) in accrued interest and other accrued expenses and liabilities	(69,351)	28,444	634,697
Increases in Partnership Preference Units	(7,003)	(6,151)	(7,997)
Proceeds from sales of Partnership Preference Units	68,120,061	824,087	23,224,548
Proceeds from sale of investment in Real Estate Joint Venture	—	42,281,891	—
Net (increases) decreases in investment in Belvedere Company	(6,000,000)	1,500,000	106,100,000
Payment for termination of interest rate swap agreement	—	—	(1,696,299)
Net interest incurred on interest rate swap agreements	(225,977)	(2,894,857)	(7,958,380)
Net realized (gain) loss from investment transactions, foreign currency transactions and interest rate swap agreements	(21,145,140)	137,648,888	83,700,939
Net change in unrealized (appreciation) depreciation of investments, foreign currency and interest rate swap agreements	(2,191,701)	(234,813,836)	(97,581,241)

Net cash flows provided by operating activities	$66,739,290	$52,803,934	$131,977,484

Cash Flows From Financing Activities —
Proceeds from Credit Facility	$—	$193,000,000	$—
Repayments of Credit Facility	(66,000,000)	(243,500,000)	(121,500,000)
Payment for deferred loan costs — Credit Facility	—	(575,000)	—
Payments for Fund shares redeemed	(3,750)	(295,453)	(758,965)
Distributions paid to Shareholders	(1,822,737)	(1,406,637)	(9,205,776)
Payment of Special Distributions	—	—	(1,044,908)
Distributions paid to minority investors	(16,800)	(16,800)	(16,800)

Net cash flows used in financing activities	$(67,843,287)	$(52,793,890)	$(132,526,449)

Net increase (decrease) in cash	$(1,103,997)	$10,044	$(548,965)

Cash at beginning of year	$1,222,976	$1,212,932	$1,761,897

Cash at end of year	$118,979	$1,222,976	$1,212,932

Supplemental Disclosure and Non-cash Operating and Financing Activities

Interest paid on loan — Credit Facility	$1,993,350	$3,497,625	$1,594,785
Interest paid on interest rate swap agreements, net	$225,376	$2,954,861	$7,980,297
Reinvestment of distributions paid to Shareholders	$843,077	$600,452	$4,083,889
Market value of securities distributed in payment of redemptions	$51,734,201	$121,523,266	$189,935,247

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2011
Consolidated Financial Statements (continued)

Financial Highlights

	Year Ended December 31,

	2011	2010	2009

Net asset value — Beginning of year	$97.130	$80.330	$74.710

Income (loss) from operations

Net investment income(1)	$2.126	$3.048	$3.134
Net realized and unrealized gain	3.584	14.002	3.716

Total income from operations	$5.710	$17.050	$6.850

Distributions

Distributions to Shareholders	$(0.400)	$(0.250)	$(1.230)

Total distributions	$(0.400)	$(0.250)	$(1.230)

Net asset value — End of year	$102.440	$97.130	$80.330

Total Return(2)	5.89%	21.26%	9.51%

Ratios as a percentage of average net assets

Investment advisory and administrative fees, servicing fee and other operating expenses(3)(4)	1.16%	1.50%	1.52%
Interest and other borrowing costs(3)(5)	0.34%	0.63%	0.25%

Total expenses	1.50%	2.13%	1.77%

Net investment income(5)	2.11%	3.66%	4.53%

Ratios as a percentage of average gross assets(6)

Investment advisory and administrative fees, servicing fee and other operating expenses(3)(4)	0.81%	0.77%	0.77%
Interest and other borrowing costs(3)(5)	0.23%	0.32%	0.12%

Total expenses	1.04%	1.09%	0.89%

Net investment income(5)	1.47%	1.87%	2.26%

Supplemental Data

Net assets, end of year (000’s omitted)	$633,024	$648,036	$652,677
Portfolio turnover of Tax-Managed Growth Portfolio	2%	2%	3%

(1)	Calculated using average shares outstanding.

(2)	Returns are historical and are calculated by determining the percentage change in net asset value with all distributions reinvested.

(3)	Includes the expenses of Belcrest Capital Fund LLC (Belcrest Capital) and Belcrest Realty Corporation (Belcrest Realty).

(4)	Includes Belcrest Capital’s share of Belvedere Capital Fund Company LLC’s allocated expenses, including those expenses allocated from Tax-Managed Growth Portfolio.

(5)	Ratios do not include net interest earned or incurred in connection with interest rate swap agreements. Had such amounts been included, ratios would be lower or higher.

(6)	Average gross assets means the average daily amount of the value of all assets of Belcrest Capital (not including its investment in Belcrest Realty) plus all assets of Belcrest Realty minus the sum of their liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments.

See notes to consolidated financial statements

Belcrest Capital Fund LLC	December 31, 2011
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

Management has evaluated all subsequent events and transactions through March 7, 2012, the date the consolidated financial statements were issued, for possible adjustment to and/or disclosure in the consolidated financial statements.

A Principles of Consolidation. The consolidated financial statements include the accounts of Belcrest Capital and its subsidiaries (collectively, the Fund). All material intercompany accounts and transactions have been eliminated.

Investments in which the Fund cannot exercise a majority voting interest, but in which the Fund has the ability to exercise significant influence over operating and financial policies, are presented using the equity method and stated at fair value (Note 2E). The Real Estate Joint Venture and Co-owned Property are presented using the equity method. Under the equity method, the Real Estate Joint Venture and Co-owned Property are initially recognized in the Consolidated Statements of Assets and Liabilities at cost (provided such cost is indicative of fair value) and are subsequently adjusted to reflect the Fund’s proportionate share of the net increase (decrease) in net assets from operations of the Real Estate Joint Venture and Co-owned Property. The Real Estate Joint Venture and Co-owned Property are also adjusted to reflect distributions, contributions, advances in the form of loans, interest earned on advances and certain other adjustments, as appropriate.

B Basis of Presentation. Belcrest Capital is an investment company and, as such, presents its assets at fair value. Fixed liabilities are generally stated at amounts payable.

C Cash. The Fund considers deposits in banks that can be liquidated without prior notice or penalty to be cash.

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

D Investment Costs. The financial reporting cost basis of the Fund’s investment in Belvedere Company is the aggregate initial fair value of all securities contributed to Belvedere Company by the Fund adjusted for the estimated allocation of the Fund’s share of net investment income or loss and net realized gain or loss of Belvedere Company as well as other adjustments including the value of securities and cash contributed to Belvedere Company and received from Belvedere Company for redemptions or distributions. The tax cost basis of the Fund’s investment in Belvedere Company is the aggregate tax cost basis of all securities contributed to Belvedere Company by the Fund adjusted for the Fund’s share of income or loss and net realized capital gain or loss of Belvedere Company determined in accordance with federal income tax regulations as well as other adjustments including, but not limited to, basis adjustments determined in accordance with federal income tax regulations, and the tax cost basis of securities and cash contributed to Belvedere Company and received from Belvedere Company for redemptions or distributions.

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

E Investment and Other Valuations. The Fund invests in shares of Belvedere Company, Partnership Preference Units, a Real Estate Joint Venture and Co-owned Property. The Real Estate Joint Venture and Co-owned Property are referred to herein collectively as Subsidiary Real Estate Investments. The Fund may also invest cash on a temporary basis in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund). Cash Reserves Fund is an affiliated investment company managed by Eaton Vance Management (Eaton Vance). Additionally, Belcrest Capital has entered into interest rate swap agreements (Note 10). Belvedere Company’s only investment is an interest in the Portfolio, the value of which is derived from a proportional interest therein. Valuation of securities by the Portfolio is discussed in Note 1A of the Portfolio’s Notes to Financial Statements, which are included elsewhere in this report. Boston Management and Research (Boston Management), a subsidiary of Eaton Vance, makes valuation determinations in accordance with the Fund’s policies. The valuation policies followed by the Fund are as follows:

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

Belcrest Capital Fund LLC	December 31, 2011
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

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

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

The Fund’s net investment income or loss consists of the Fund’s pro rata share of the net investment income or loss of Belvedere Company, the Fund’s pro rata share of the net investment income or loss of Cash Reserves Fund and Cash Management Portfolio (Cash Management), an affiliated investment company managed by Boston Management in which the Fund previously invested through February 2010, plus all net investment income earned on the Fund’s real estate investments, less all expenses of the Fund, determined in accordance with GAAP.

Distributions from Partnership Preference Units are recorded on the ex-dividend date or on the date the Fund is informed of the distribution. Income or loss from the Real Estate Joint Venture and Co-owned Property is recorded based on the Fund’s proportional interest in the net investment income or loss earned or incurred by the Real Estate Joint Venture and Co-owned Property.

Interest income is recorded on the accrual basis.

H Deferred Loan Costs. Deferred loan costs are amortized over the term of the related debt and are included in other assets. Amortization expense of deferred loan costs is included in interest expense. Unamortized loan costs are expensed when debt is retired before the maturity date.

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

In the event the Fund recognizes an uncertain tax position, related interest expense and penalties will be recognized as tax expense when incurred.

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

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

The Fund files numerous tax returns. With few exceptions, the Fund is not subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2008.

J Investment Transactions. Investment transactions for financial statement purposes are accounted for on a trade date basis. Realized gains and losses on investments sold are determined on the basis of identified cost.

K Expense Reduction. State Street Bank and Trust Company (SSBT) serves as custodian and transfer agent of the Fund. Pursuant to the custodian and transfer agent agreement, SSBT receives a fee reduced by credits, which are determined based on the average daily cash balance the Fund maintains with SSBT. All credit balances used to reduce the Fund’s custodian and transfer agent fees are reported as a reduction of expenses in the Consolidated Statements of Operations.

L Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

M Indemnifications and Guarantees. Under Belcrest Capital’s operating agreement, Belcrest Capital’s officers, its manager, investment adviser, and any affiliate, associate, officer, employee or trustee thereof, and any manager, director, officer or employee of Belcrest Realty or any other subsidiary may be indemnified against certain liabilities and expenses arising out of their duties to the Fund. Shareholders also may be indemnified against personal liability for the liabilities of Belcrest Capital. Additionally, in the normal course of business, the Fund enters into agreements with service providers, lenders and counterparties that may contain indemnification or guarantee clauses. The Fund’s maximum exposure under these arrangements is unknown, as this would involve possible future claims that may be made against the Fund that have not yet occurred.

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

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

that is significant to the valuation. Thus, a valuation may be classified as Level 3 even though the valuation may include significant inputs that are readily observable. The Fund’s assets classified as Level 3 as of December 31, 2011 and 2010 represent 13.1% and 16.4% of the Fund’s total assets, respectively.

The following tables present for each of the hierarchy levels, the Fund’s assets and liabilities that are measured at fair value as of December 31, 2011 and 2010.

	Fair Value Measurements at December 31, 2011
Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company(1)	$618,043,582	$—	$618,043,582	$—
Partnership Preference Units	15,819,710	—	—	15,819,710
Real Estate Joint Venture	75,598,042	—	—	75,598,042
Co-owned Property	1,956,437	—	—	1,956,437
Short-term investment	1,126,681	—	1,126,681	—

Total	$712,544,452	$—	$619,170,263	$93,374,189

Liabilities
Interest rate swap agreements	$714,321	$—	$714,321	$—

	Fair Value Measurements at December 31, 2010
Description	Total	Level 1	Level 2	Level 3

Assets
Investment in Belvedere Company(1)	$659,946,022	$—	$659,946,022	$—
Partnership Preference Units	72,580,818	—	—	72,580,818
Real Estate Joint Venture	55,149,311	—	—	55,149,311
Co-owned Property	2,926,700	—	—	2,926,700
Short-term investment	3,230,918	—	3,230,918	—

Total	$793,833,769	$—	$663,176,940	$130,656,829

Liabilities
Interest rate swap agreements	$710,801	$—	$710,801	$—

(1)	Belvedere Company’s only investment is an interest in the Portfolio, a management investment company registered under the 1940 Act that invests primarily in a diversified portfolio of equity securities. Belvedere Company’s investment in the Portfolio is classified as Level 1. However, because the Fund invests in the Portfolio through Belvedere Company, which is not registered under the 1940 Act, the Fund’s investment in Belvedere Company is classified as Level 2.

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2011, 2010 and 2009.

	Level 3 Fair Value Measurements for the
	Year Ended December 31, 2011
	Partnership	Real Estate
	Preference	Joint	Co-owned
	Units	Venture	Property	Total

Beginning balance as of December 31, 2010	$72,580,818	$55,149,311	$2,926,700	$130,656,829
Net realized loss	(2,706,609)	—	—	(2,706,609)
Net change in unrealized appreciation (depreciation)	14,058,559	17,501,001	(1,600,000)	29,959,560
Cost of purchases	7,003	—	—	7,003
Proceeds from sales	(68,120,061)	—	—	(68,120,061)
Net investment income(1)	—	8,111,750	628,336	8,740,086
Other(2)	—	(5,164,020)	1,401	(5,162,619)

Ending balance as of December 31, 2011	$15,819,710	$75,598,042	$1,956,437	$93,374,189

Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2011	$1,420,812	$17,501,001	$(1,600,000)	$17,321,813

	Level 3 Fair Value Measurements for the
	Year Ended December 31, 2010
	Partnership	Real Estate
	Preference	Joint	Co-owned
	Units	Ventures	Property	Total

Beginning balance as of December 31, 2009	$69,274,637	$72,575,344	$2,335,863	$144,185,844
Net realized gain (loss)	119,339	(137,644,457)	—	(137,525,118)
Net change in unrealized appreciation (depreciation)	4,004,778	161,879,938	—	165,884,716
Net sales	(817,936)	(42,281,891)	—	(43,099,827)
Net investment income(1)	—	16,300,186	589,670	16,889,856
Other(2)	—	(15,679,809)	1,167	(15,678,642)

Ending balance as of December 31, 2010	$72,580,818	$55,149,311	$2,926,700	$130,656,829

Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2010	$4,054,780	$9,711,775	$—	$13,766,555

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

	Level 3 Fair Value Measurements for the
	Year Ended December 31, 2009
	Partnership	Real Estate
	Preference	Joint	Co-owned
	Units	Ventures	Property	Total

Beginning balance as of December 31, 2008	$74,502,385	$183,246,169	$4,581,534	$262,330,088
Net realized loss	(12,744,455)	(2,033,278)	—	(14,777,733)
Net change in unrealized appreciation (depreciation)	30,733,258	(112,627,913)	(2,799,999)	(84,694,654)
Net sales	(23,216,551)	—	—	(23,216,551)
Net investment income(1)	—	17,706,930	552,265	18,259,195
Other(2)	—	(13,716,564)	2,063	(13,714,501)

Ending balance as of December 31, 2009	$69,274,637	$72,575,344	$2,335,863	$144,185,844

Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2009	$17,322,191	$(112,627,913)	$(2,799,999)	$(98,105,721)

(1)	Represents net investment income from the Real Estate Joint Ventures and Co-owned Property.
(2)	Represents net capital contributions (distributions) to (from) the Real Estate Joint Ventures and Co-owned Property.

4 Shareholder Transactions

Belcrest Capital may issue an unlimited number of full and fractional Fund shares. Transactions in Fund shares were as follows:

	Year Ended December 31,
	2011	2010	2009

Issued to Shareholders electing to receive payment of distributions in Fund shares	8,535	7,630	60,075
Redemptions	(500,673)	(1,461,063)	(2,761,170)

Net decrease	(492,138)	(1,453,433)	(2,701,095)

At December 31, 2011, one Shareholder owned 15% of the Fund’s shares outstanding.

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

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

accrued during the years ended December 31, 2011 and 2010. Special Distributions of $1,044,908 were accrued during the year ended December 31, 2008 and subsequently paid during the year ended December 31, 2009.

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

6 Investment Transactions

The following table summarizes the Fund’s investment transactions, other than short-term investments, for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
Investment Transactions	2011	2010	2009

Increases in investment in Belvedere Company	$7,000,000	$—	$—
Decreases in investment in Belvedere Company	$52,734,201	$123,023,266	$296,035,247
Increases in Partnership Preference Units	$7,003	$6,151	$7,997
Decreases in Partnership Preference Units(1)	$68,120,061	$824,087	$23,224,548
Decreases in investment in Real Estate Joint Ventures	$6,491,401	$57,961,700	$13,716,564
Increases in investment in Co-owned Property	$1,401	$1,167	$2,063

(1)	In March 2011, Belcrest Realty exchanged Partnership Preference Units for preferred stock of the respective issuer and subsequently sold the preferred stock for $52,522,511, for which an aggregate realized loss of $2,477,489 was recognized on the transaction. The aggregate realized loss on this transaction is included in investment transactions in Partnership Preference Units in the Consolidated Statements of Operations.

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

7 Indirect Investment in the Portfolio

The following table summarizes the Fund’s investment in the Portfolio through Belvedere Company for the years ended December 31, 2011, 2010 and 2009, including allocations of income, expenses and net realized and unrealized gains (losses).

	Year Ended December 31,
	2011	2010	2009

Belvedere Company’s interest in the Portfolio(1)	$5,765,128,455	$6,395,233,719	$6,702,473,451
The Fund’s investment in Belvedere Company(2)	$618,043,582	$659,946,022	$705,444,925
Income allocated to Belvedere Company from the Portfolio	$123,475,616	$120,267,234	$154,559,605
Income allocated to the Fund from Belvedere Company	$12,894,747	$12,482,907	$16,851,474
Expenses allocated to Belvedere Company from the Portfolio	$29,269,272	$29,967,675	$31,400,023
Expenses allocated to the Fund from Belvedere Company(3)	$4,048,792	$4,127,587	$4,525,297
Net realized gain (loss) from investment and foreign currency transactions allocated to Belvedere Company from the Portfolio	$160,906,953	$27,472,227	$(540,322,752)
Net realized gain (loss) from investment and foreign currency transactions allocated to the Fund from Belvedere Company	$22,750,145	$2,770,704	$(59,270,474)
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to Belvedere Company from the Portfolio	$(209,204,550)	$639,001,126	$1,646,321,220
Net change in unrealized appreciation (depreciation) of investments and foreign currency allocated to the Fund from Belvedere Company	$(27,764,339)	$66,398,339	$176,008,259

(1)	As of December 31, 2011, 2010 and 2009, the value of Belvedere Company’s interest in the Portfolio represents 71.4%, 70.7% and 70.7% of the Portfolio’s net assets, respectively.
(2)	As of December 31, 2011, 2010 and 2009, the Fund’s investment in Belvedere Company represents 10.7%, 10.3% and 10.5% of Belvedere Company’s net assets, respectively.
(3)	Expenses allocated to the Fund from Belvedere Company represent:

	Year Ended December 31,
	2011	2010	2009

Expenses allocated from the Portfolio	$3,055,374	$3,115,773	$3,418,261
Servicing fee (see Note 12)	$964,892	$983,166	$1,081,255
Operating expenses	$28,526	$28,648	$25,781

8 Investment in Real Estate Joint Venture

At December 31, 2011 and 2010, Belcrest Realty owned a majority economic interest in one Real Estate Joint Venture, Lafayette Real Estate LLC (Lafayette). In November 2010, Belcrest Realty sold its interest in Allagash to a third party for $42,281,891.

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

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

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

Combined and condensed financial data of the Real Estate Joint Ventures is presented below.

	December 31,
	2011	2010

Investment in real estate	$364,000,000	$336,400,000
Other assets	9,486,364	8,048,778

Total assets	$373,486,364	$344,448,778

Mortgage notes payable, at face(1)	$254,501,804	$255,408,696
Other liabilities	4,710,364	4,848,969

Total liabilities	$259,212,168	$260,257,665

Shareholders’ equity	$114,274,196	$84,191,113

Total liabilities and shareholders’ equity	$373,486,364	$344,448,778

	Year Ended December 31,
	2011	2010(2)	2009

Revenues	$40,799,745	$74,421,093	$80,016,600
Expenses	28,564,828	52,763,919	57,573,784

Net investment income before realized and unrealized gain (loss)	$12,234,917	$21,657,174	$22,442,816
Realized loss	—	—	(2,435,063)
Change in net unrealized appreciation (depreciation)	24,871,748	15,463,028	(149,782,397)

Net increase (decrease) in net assets resulting from operations	$37,106,665	$37,120,202	$(129,774,644)

(1)	The mortgage notes payable generally cannot be prepaid or otherwise disposed of without incurring a substantial prepayment penalty. The Real Estate Joint Venture generally has no current plans to prepay or otherwise dispose of the mortgage notes payable without the sale of the related real property.
(2)	Includes the results of operations of Allagash through the date of sale in November 2010.

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

9 Investment in Co-owned Property

At December 31, 2011 and 2010, Belcrest Realty held an investment in Co-owned Property through Bel Stamford I LLC. The other investors in the Co-owned Property are real estate investment affiliates of other investment funds advised by Boston Management. The Co-owned Property is financed through a mortgage note secured by the real property. The mortgage note is generally without recourse to Belcrest Capital and Belcrest Realty, except that there may be recourse for certain liabilities arising from actions such as fraud, misrepresentation, misappropriation of funds or breach of material covenants and liabilities arising from environmental conditions.

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

	Liability Derivatives at December 31,
Derivatives Not Designated as Hedging Instruments	2011	2010

Notional amount	$3,870,000	$3,870,000
Average notional amount during the respective period	$3,870,000	$82,554,000
Weighted average fixed interest rate	6.29%	6.29%
Floating rate	LIBOR + 0.30%	LIBOR + 0.30%
Final termination date	7/2015	7/2015
Fair value	$(714,321)	$(710,801)

11 Debt

A Credit Facility. Belcrest Capital has a credit arrangement with Bank of America (the Credit Facility). The Credit Facility may be terminated by the lender on or after March 25, 2013 provided 180 days’ notice is given. Belcrest Capital may terminate the Credit Facility upon 30 days’ notice.

In March 2011, Belcrest Capital amended the Credit Facility to decrease its total commitment by $65,000,000 to an aggregate amount available for borrowing of $135,000,000. At December 31, 2011, Belcrest Capital had outstanding borrowings under the Credit Facility of $78,000,000. The fair value of the Credit Facility approximates its carrying value at December 31, 2011 and 2010.

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

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

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

B Average Borrowings and Average Interest Rate. During the year ended December 31, 2011, the average balance of borrowings under the Credit Facility was approximately $93,800,000 with a weighted average interest rate of 2.31%. The weighted average interest rate includes all costs of borrowings under the Credit Facility.

12 Management Fee and Other Transactions with Affiliates

Belcrest Capital and the Portfolio have engaged Boston Management as investment adviser. Under the terms of the advisory agreement with the Portfolio, Boston Management receives a monthly fee of 5/96 of 1% (0.625% annually) of the average daily net assets of the Portfolio up to $500,000,000 and at reduced rates as daily net assets exceed that level. For the years ended December 31, 2011, 2010 and 2009, the advisory fee applicable to the Portfolio was 0.46%, 0.46% and 0.45% of average daily net assets, respectively.

Belcrest Capital pays Boston Management a monthly advisory and administrative fee of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of Belcrest Capital. The term “gross investment assets” means the value of all assets of Belcrest Capital, other than Belcrest Capital’s investment in Belcrest Realty, minus the sum of Belcrest Capital’s liabilities other than the principal amount of money borrowed. The advisory fee payable to Boston Management in respect of Belcrest Capital’s indirect investment in the Portfolio is credited towards Belcrest Capital’s advisory and administrative fee payment, reducing the amount of such fee that would otherwise be payable by Belcrest Capital. Belcrest Realty pays Boston Management a monthly management fee at a rate of 1/20 of 1% (equivalent to 0.60% annually) of the average daily gross investment assets of Belcrest Realty. The term “gross investment assets” means the value of all assets of Belcrest Realty minus the sum of Belcrest Realty’s liabilities other than the principal amount of money borrowed. For this purpose, the assets and liabilities of Belcrest Realty include its ratable share of the assets and liabilities of its direct and indirect subsidiaries, real estate joint ventures and co-owned real property investments.

Eaton Vance and Boston Management do not receive separate compensation for serving as manager of Belcrest Capital and manager of Belvedere Company, respectively. Eaton Vance does not currently receive a fee for advisory services provided to Cash Reserves Fund. Cash Management’s advisory and administrative fees paid to Boston Management in respect of Belcrest Capital’s investment therein was credited towards Belcrest Capital’s advisory and administrative fee payments, reducing the amount of such fees otherwise paid by Belcrest Capital.

Pursuant to a servicing agreement between Belvedere Company and Eaton Vance Distributors, Inc. (EV Distributors), Belvedere Company pays a servicing fee to EV Distributors for providing certain services and information to direct and indirect investors in Belvedere Company. The servicing fee is paid on a quarterly basis at an annual rate of 0.15% of Belvedere Company’s average daily net assets. Pursuant to a servicing agreement between Belcrest Capital and EV Distributors, Belcrest Capital pays a servicing fee to EV Distributors on a quarterly basis at an annual rate of 0.20% of Belcrest Capital’s average daily net assets. Belcrest Capital’s allocated share of the servicing fee payable by Belvedere Company is credited towards Belcrest Capital’s servicing fee payment,

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

reducing the amount of such fee that would otherwise be payable by Belcrest Capital. With respect to Shareholders who subscribe through a subagent, EV Distributors has assigned servicing responsibilities and fees to the applicable subagent.

The table below sets forth the fees paid or payable by, or allocable to, the Fund for the years ended December 31, 2011, 2010 and 2009 in connection with the services rendered by Eaton Vance and its affiliates.

	Year Ended December 31,
	2011	2010	2009

Advisory fee allocated to Belvedere Company from the Portfolio	$28,163,565	$28,742,601	$29,752,815
Advisory fee allocated to the Fund from Belvedere Company	$2,939,950	$2,988,131	$3,238,375
Advisory fee allocated to the Fund from Cash Management	$—	$274	$11,100
Advisory and administrative fees incurred directly by the Fund	$2,635,750	$4,201,148	$4,634,392
Servicing fee of Belvedere Company	$9,242,889	$9,457,376	$9,934,858
Servicing fee allocated to the Fund from Belvedere Company(1)	$964,892	$983,166	$1,081,255
Servicing fee incurred directly by the Fund(1)	$330,646	$245,133	$237,556

(1)	Amounts include servicing fee paid or accrued to subagents of $1,295,515, $1,228,281 and $1,318,795, respectively.

13 Segment Information

Belcrest Capital pursues its investment objective primarily by investing indirectly in the Portfolio through Belvedere Company. The Portfolio is a diversified investment company that emphasizes investments in common stocks of domestic and foreign growth companies that are considered by its investment adviser to be high in quality and attractive in their long-term investment prospects. The Fund’s investment income includes the Fund’s pro rata share of Belvedere Company’s net investment income. Separate from its investment in Belvedere Company, Belcrest Capital invests in real estate investments through Belcrest Realty (Note 1). The Fund’s investment income from real estate investments primarily consists of distribution income from Partnership Preference Units, and net investment income from the Real Estate Joint Ventures and Co-owned Property.

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

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

herein. The accounting policies of the reportable segments are the same as those for Belcrest Capital on a consolidated basis (Note 2). No reportable segments have been aggregated. Reportable information by segment is as follows:

	Year Ended December 31,
	2011	2010	2009

Investment income
The Portfolio*	$8,845,955	$8,355,320	$12,326,177
Real estate	10,453,734	22,951,419	24,706,598
Unallocated	7,714	6,966	2,102

Total investment income	$19,307,403	$31,313,705	$37,034,877

Interest expense
The Portfolio*	$—	$—	$—
Real estate	1,753,754	3,487,186	1,494,343
Unallocated(1)	411,374	387,465	129,943

Total interest expense	$2,165,128	$3,874,651	$1,624,286

Net realized gain (loss)
The Portfolio*	$22,750,145	$2,770,704	$(59,270,474)
Real estate	(1,605,205)	(140,419,975)	(24,432,412)
Unallocated	200	383	1,947

Total net realized gain (loss)	$21,145,140	$(137,648,888)	$(83,700,939)

Net change in unrealized appreciation (depreciation)
The Portfolio*	$(27,764,339)	$66,398,339	$176,008,259
Real estate	29,956,040	168,415,497	(78,427,018)
Unallocated	—	—	—

Total net change in unrealized appreciation (depreciation)	$2,191,701	$234,813,836	$97,581,241

Net increase (decrease) in net assets from operations
The Portfolio*	$2,890,685	$76,576,473	$128,066,691
Real estate	35,134,237	43,868,256	(83,552,151)
Unallocated(2)	(1,022,354)	(882,582)	(758,114)

Net increase in net assets from operations	$37,002,568	$119,562,147	$43,756,426

Belcrest Capital Fund LLC	December 31, 2011
Notes to Consolidated Financial Statements (continued)

	December 31,
	2011	2010

Segment assets
The Portfolio*	$618,043,582	$659,946,022
Real estate	93,374,189	130,892,020
Unallocated(3)	1,245,727	4,480,245

Segment assets	$712,663,498	$795,318,287

Net assets
The Portfolio*	$617,971,475	$658,320,276
Real estate	29,107,809	528,030
Unallocated(4)	(14,055,130)	(10,812,175)

Net assets	$633,024,154	$648,036,131

*	Belcrest Capital invests indirectly in the Portfolio through Belvedere Company.
(1)	Unallocated interest expense represents interest incurred on unallocated Credit Facility borrowings. Such borrowings are used to finance ongoing operations of the Fund and are not allocable to reportable segments.
(2)	Unallocated amounts pertain to the overall operation of Belcrest Capital and do not pertain to either segment. Primarily included in these amounts are the following expenses:

	Year Ended December 31,
	2011	2010	2009

Interest expense on Credit Facility	$411,374	$387,465	$129,943
Servicing fee	$330,646	$245,133	$237,556
Audit expense	$218,695	$206,391	$292,815

(3)	Primarily includes cash held by the Fund and the Fund’s investment in Cash Reserves Fund.
(4)	Amounts include unallocated liabilities, net of unallocated assets. Unallocated liabilities primarily consist of outstanding Credit Facility borrowings that are used to finance ongoing operations of the Fund and are not allocable to reportable segments. As of December 31, 2011 and 2010, such borrowings totaled approximately $14,989,000.

14 Subsequent Event

On January 24, 2012, the Fund paid a distribution of $0.45 per share to Shareholders of record on January 20, 2012.

Belcrest Capital Fund LLC	December 31, 2011
Report of Independent Registered Public Accounting Firm

To the Shareholders of Belcrest Capital Fund LLC and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities of Belcrest Capital Fund LLC and subsidiaries (collectively, the “Fund”), including the consolidated portfolios of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for each of the three years in the period ended December 31, 2011. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2011 and 2010, by correspondence with the custodian and the transfer agent. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Belcrest Capital Fund LLC and subsidiaries as of December 31, 2011 and 2010, the results of their operations, the changes in their net assets, their cash flows, and the financial highlights for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 7, 2012

Tax-Managed Growth Portfolio	December 31, 2011
Portfolio of Investments
As of December 31, 2011

Common Stocks — 98.8%

Security	Shares	Value

Aerospace & Defense — 3.8%

Boeing Co. (The)	934,567	$68,550,489
General Dynamics Corp.	473,021	31,413,324
Honeywell International, Inc.	290,022	15,762,696
Huntington Ingalls Industries, Inc.(1)	2,546	79,639
Lockheed Martin Corp.	16,042	1,297,798
Northrop Grumman Corp.	15,277	893,399
Precision Castparts Corp.	4,749	782,588
Raytheon Co.	53,403	2,583,637
Rockwell Collins, Inc.	166,153	9,199,892
Textron, Inc.	33,277	615,292
United Technologies Corp.	2,449,740	179,051,496

		$310,230,250

Air Freight & Logistics — 0.6%

C.H. Robinson Worldwide, Inc.	2,207	$154,005
FedEx Corp.	265,004	22,130,484
United Parcel Service, Inc., Class B	383,848	28,093,835

		$50,378,324

Auto Components — 0.3%

Johnson Controls, Inc.	744,539	$23,274,289

		$23,274,289

Automobiles — 0.0%(2)

Daimler AG	17,284	$758,076
Harley-Davidson, Inc.	800	31,096

		$789,172

Beverages — 5.6%

Beam, Inc.	88,199	$4,518,435
Brown-Forman Corp., Class B	54,061	4,352,451
Coca-Cola Co. (The)	2,651,563	185,529,863
Coca-Cola Enterprises, Inc.	31,501	812,096
Molson Coors Brewing Co., Class B	186,000	8,098,440
PepsiCo, Inc.	3,719,529	246,790,749

		$450,102,034

Biotechnology — 2.4%

Amgen, Inc.	2,819,831	$181,061,349
Biogen Idec, Inc.(1)	3,543	389,907
Gilead Sciences, Inc.(1)	238,742	9,771,710

		$191,222,966

Building Products — 0.0%(2)

Fortune Brands Home & Security, Inc.(1)	11,600	$197,548

		$197,548

Capital Markets — 3.3%

Ameriprise Financial, Inc.	188,681	$9,366,125
Bank of New York Mellon Corp. (The)	846,256	16,848,957
Charles Schwab Corp. (The)	684,916	7,712,154
E*TRADE Financial Corp.(1)	4,593	36,560
Franklin Resources, Inc.	539,468	51,821,296
Goldman Sachs Group, Inc. (The)	520,182	47,040,058
Legg Mason, Inc.	96,941	2,331,431
Morgan Stanley	2,543,994	38,490,629
Northern Trust Corp.	709,098	28,122,827
State Street Corp.	759,119	30,600,087
T. Rowe Price Group, Inc.	492,243	28,033,239
UBS AG(1)	29,488	348,843
Waddell & Reed Financial, Inc., Class A	273,635	6,777,939

		$267,530,145

Chemicals — 1.5%

Air Products and Chemicals, Inc.	7,660	$652,555
Ashland, Inc.	30,391	1,737,150
Dow Chemical Co. (The)	152,627	4,389,552
E.I. Du Pont de Nemours & Co.	926,356	42,408,578
Ecolab, Inc.	445,515	25,755,222
Monsanto Co.	492,901	34,537,573
PPG Industries, Inc.	109,400	9,133,806

		$118,614,436

Commercial Banks — 2.7%

Bank of Montreal	26,370	$1,445,340
BB&T Corp.	881,417	22,185,266
Comerica, Inc.	126,791	3,271,208
Fifth Third Bancorp	978,637	12,448,263
HSBC Holdings PLC	220,592	1,680,378
HSBC Holdings PLC ADR	424	16,154

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Portfolio of Investments (continued)

Security	Shares	Value

Commercial Banks (continued)

KeyCorp	111,353	$856,305
M&T Bank Corp.	17,293	1,320,148
PNC Financial Services Group, Inc.	131,464	7,581,529
Regions Financial Corp.	216,147	929,432
Royal Bank of Canada	148,562	7,570,719
Societe Generale	478,448	10,562,031
SunTrust Banks, Inc.	269,585	4,771,654
Synovus Financial Corp.	10,960	15,454
Toronto-Dominion Bank	17,915	1,340,221
Trustmark Corp.	102,713	2,494,899
U.S. Bancorp	2,567,729	69,457,069
Wells Fargo & Co.	2,602,025	71,711,809
Zions Bancorporation	38,805	631,745

		$220,289,624

Commercial Services & Supplies — 0.1%

Cintas Corp.	56,948	$1,982,360
Pitney Bowes, Inc.	15,870	294,230
Waste Management, Inc.	108,716	3,556,100

		$5,832,690

Communications Equipment — 2.9%

Cisco Systems, Inc.	1,861,369	$33,653,552
Juniper Networks, Inc.(1)	109,780	2,240,610
Motorola Mobility Holdings, Inc.(1)	44,378	1,721,866
Motorola Solutions, Inc.	50,718	2,347,736
Nokia Oyj ADR	192	925
QUALCOMM, Inc.	3,216,865	175,962,516
Telefonaktiebolaget LM Ericsson, Class B ADR	1,737,409	17,599,953

		$233,527,158

Computers & Peripherals — 3.6%

Apple, Inc.(1)	403,206	$163,298,430
Dell, Inc.(1)	3,911,409	57,223,913
EMC Corp.(1)	2,586,992	55,723,808
Hewlett-Packard Co.	83,558	2,152,454
Lexmark International, Inc., Class A	9,624	318,266
NetApp, Inc.(1)	417,589	15,145,953

		$293,862,824

Construction Materials — 0.0%(2)

Vulcan Materials Co.	22,102	$869,714

		$869,714

Consumer Finance — 0.8%

American Express Co.	857,294	$40,438,558
Capital One Financial Corp.	80,225	3,392,715
Discover Financial Services	830,375	19,929,000
SLM Corp.	10,200	136,680

		$63,896,953

Distributors — 0.1%

Genuine Parts Co.	188,424	$11,531,549

		$11,531,549

Diversified Consumer Services — 0.0%(2)

Ascent Media Corp., Class A(1)	755	$38,293
H&R Block, Inc.	22,181	362,216

		$400,509

Diversified Financial Services — 1.8%

Bank of America Corp.	1,612,000	$8,962,720
CBOE Holdings, Inc.	40,000	1,034,400
Citigroup, Inc.	574,558	15,116,621
CME Group, Inc.	22,581	5,502,312
ING Groep NV ADR(1)	191,170	1,370,689
IntercontinentalExchange, Inc.(1)	13,162	1,586,679
JPMorgan Chase & Co.	3,166,561	105,288,153
Moody’s Corp.	179,602	6,048,996

		$144,910,570

Diversified Telecommunication Services — 0.3%

AT&T, Inc.	341,172	$10,317,041
CenturyLink, Inc.	4,871	181,201
Deutsche Telekom AG ADR	50,092	573,554
Frontier Communications Corp.	33,255	171,263
Verizon Communications, Inc.	380,097	15,249,492
Windstream Corp.	70,866	831,967

		$27,324,518

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Portfolio of Investments (continued)

Security	Shares	Value

Electric Utilities — 0.1%

Duke Energy Corp.	47,340	$1,041,480
Exelon Corp.	9,202	399,091
Southern Co. (The)	68,451	3,168,597

		$4,609,168

Electrical Equipment — 1.3%

Emerson Electric Co.	2,018,689	$94,050,721
Rockwell Automation, Inc.	125,000	9,171,250

		$103,221,971

Electronic Equipment, Instruments & Components — 0.4%

Corning, Inc.	2,468,521	$32,041,403
Flextronics International, Ltd.(1)	148,554	840,816
TE Connectivity, Ltd.	9,230	284,376

		$33,166,595

Energy Equipment & Services — 1.8%

Baker Hughes, Inc.	136,681	$6,648,164
Halliburton Co.	1,321,851	45,617,078
Schlumberger, Ltd.	1,334,018	91,126,770
Transocean, Ltd.	75,667	2,904,856

		$146,296,868

Food & Staples Retailing — 3.3%

Costco Wholesale Corp.	873,262	$72,760,190
CVS Caremark Corp.	1,361,063	55,504,149
Kroger Co. (The)	35,843	868,117
Safeway, Inc.	94,229	1,982,578
Sysco Corp.	440,121	12,908,749
Wal-Mart Stores, Inc.	1,891,173	113,016,499
Walgreen Co.	222,463	7,354,627

		$264,394,909

Food Products — 3.3%

Archer-Daniels-Midland Co.	1,490,873	$42,638,968
Campbell Soup Co.	54,780	1,820,887
ConAgra Foods, Inc.	1,631	43,059
General Mills, Inc.	38,796	1,567,746
H.J. Heinz Co.	7,500	405,300
Hershey Co. (The)	499,533	30,861,149
Kraft Foods, Inc., Class A	197,298	7,371,053
McCormick & Co., Inc.	10,600	534,452
Nestle SA	2,750,000	157,914,644
Sara Lee Corp.	1,147,930	21,718,836
Unilever NV	4,636	159,339

		$265,035,433

Health Care Equipment & Supplies — 0.8%

Bard (C.R.), Inc.	25,000	$2,137,500
Baxter International, Inc.	218,222	10,797,625
Becton, Dickinson and Co.	63,708	4,760,262
Boston Scientific Corp.(1)	36,529	195,065
CareFusion Corp.(1)	70,668	1,795,674
Covidien PLC	190,726	8,584,577
Intuitive Surgical, Inc.(1)	14,000	6,482,140
Medtronic, Inc.	393,185	15,039,326
St. Jude Medical, Inc.	66,365	2,276,319
Stryker Corp.	131,368	6,530,303
Zimmer Holdings, Inc.(1)	129,314	6,907,954

		$65,506,745

Health Care Providers & Services — 0.8%

AmerisourceBergen Corp.	473,884	$17,623,746
Cardinal Health, Inc.	186,462	7,572,222
CIGNA Corp.	58,467	2,455,614
Express Scripts, Inc.(1)	281,972	12,601,329
Henry Schein, Inc.(1)	104,029	6,702,588
McKesson Corp.	2,598	202,410
Medco Health Solutions, Inc.(1)	125,104	6,993,314
PharMerica Corp.(1)	7,250	110,055
UnitedHealth Group, Inc.	83,696	4,241,713
WellPoint, Inc.	53,673	3,555,836

		$62,058,827

Hotels, Restaurants & Leisure — 3.0%

Carnival Corp.	533,768	$17,422,188
International Game Technology	459,500	7,903,400
Interval Leisure Group, Inc.(1)	5,349	72,800
Marriott International, Inc., Class A	401,544	11,713,038
Marriott Vacations Worldwide Corp.(1)	40,154	689,043
McDonald’s Corp.	846,340	84,913,292
Starbucks Corp.	2,360,488	108,606,053
Yum! Brands, Inc.	210,518	12,422,667

		$243,742,481

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Portfolio of Investments (continued)

Security	Shares	Value

Household Durables — 0.2%

D.R. Horton, Inc.	417,028	$5,258,723
Leggett & Platt, Inc.	250,608	5,774,008
Newell Rubbermaid, Inc.	37,838	611,084

		$11,643,815

Household Products — 1.8%

Clorox Co. (The)	7,570	$503,859
Colgate-Palmolive Co.	587,207	54,252,055
Kimberly-Clark Corp.	446,209	32,823,134
Procter & Gamble Co.	871,572	58,142,568

		$145,721,616

Independent Power Producers & Energy Traders — 0.0%(2)

AES Corp. (The)(1)	1,730	$20,483

		$20,483

Industrial Conglomerates — 2.1%

3M Co.	842,278	$68,839,381
Danaher Corp.	42,064	1,978,691
General Electric Co.	5,476,694	98,087,590
Tyco International, Ltd.	22,764	1,063,306

		$169,968,968

Insurance — 2.7%

Aegon NV ADR(1)	5,088,862	$20,457,225
Aflac, Inc.	115,848	5,011,584
Allstate Corp. (The)	964	26,423
Aon Corp.	25,900	1,212,120
Berkshire Hathaway, Inc., Class A(1)	620	71,148,100
Berkshire Hathaway, Inc., Class B(1)	939,471	71,681,637
Chubb Corp.	24,930	1,725,655
Cincinnati Financial Corp.	135,528	4,128,183
Hartford Financial Services Group, Inc.	10,762	174,883
Manulife Financial Corp.	65,344	693,953
Progressive Corp.	1,151,311	22,462,078
Torchmark Corp.	378,718	16,432,574
Travelers Companies, Inc. (The)	76,466	4,524,493

		$219,678,908

Internet & Catalog Retail — 0.1%

Amazon.com, Inc.(1)	40,982	$7,093,984
HSN, Inc.	1	37

		$7,094,021

Internet Software & Services — 2.3%

Akamai Technologies, Inc.(1)	200,000	$6,456,000
AOL, Inc.(1)	5,317	80,287
eBay, Inc.(1)	1,260,217	38,222,381
Google, Inc., Class A(1)	213,496	137,897,066
IAC/InterActiveCorp	13,368	569,477
VeriSign, Inc.	14,758	527,156

		$183,752,367

IT Services — 5.9%

Accenture PLC, Class A	2,738,000	$145,743,740
Automatic Data Processing, Inc.	1,124,511	60,734,839
Broadridge Financial Solutions, Inc.	2,002	45,145
Fidelity National Information Services, Inc.	63,590	1,690,858
Fiserv, Inc.(1)	39,943	2,346,252
International Business Machines Corp.	1,319,900	242,703,212
Paychex, Inc.	756,046	22,764,545
Total System Services, Inc.	32,405	633,842
Western Union Co.	54,638	997,690

		$477,660,123

Leisure Equipment & Products — 0.0%(2)

Mattel, Inc.	22,565	$626,404

		$626,404

Life Sciences Tools & Services — 0.2%

Agilent Technologies, Inc.(1)	445,580	$15,564,109
Thermo Fisher Scientific, Inc.(1)	18,700	840,939

		$16,405,048

Machinery — 3.6%

Caterpillar, Inc.	121,309	$10,990,595
Deere & Co.	2,623,301	202,912,332
Dover Corp.	370,952	21,533,764
Illinois Tool Works, Inc.	1,203,805	56,229,732

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Portfolio of Investments (continued)

Security	Shares	Value

Machinery (continued)

Parker Hannifin Corp.	30,763	$2,345,679
WABCO Holdings, Inc.(1)	1,156	50,170

		$294,062,272

Media — 3.3%

CBS Corp., Class B	68,701	$1,864,545
Comcast Corp., Class A	201,884	4,786,670
Comcast Corp., Special Class A	1,732,498	40,817,653
DIRECTV, Class A(1)	20,703	885,260
Discovery Communications, Inc., Class A(1)	7,555	309,528
Discovery Communications, Inc., Class C(1)	7,555	284,823
Gannett Co., Inc.	5,643	75,447
Liberty Media Corp. – Capital, Class A(1)	6,999	546,272
McGraw-Hill Cos., Inc. (The)	86,290	3,880,461
News Corp., Class A	97	1,730
Omnicom Group, Inc.	112,077	4,996,393
Time Warner Cable, Inc.	94,401	6,001,072
Time Warner, Inc.	367,299	13,274,186
Viacom, Inc., Class B	49,155	2,232,129
Walt Disney Co. (The)	4,865,456	182,454,600
Washington Post Co., Class B	1,500	565,215
WPP PLC ADR	18,396	960,823

		$263,936,807

Metals & Mining — 0.3%

Alcoa, Inc.	52,760	$456,374
Freeport-McMoRan Copper & Gold, Inc.	450,000	16,555,500
Nucor Corp.	230,000	9,101,100

		$26,112,974

Multiline Retail — 0.6%

Sears Holdings Corp.(1)	410	$13,030
Target Corp.	884,162	45,286,777

		$45,299,807

Oil, Gas & Consumable Fuels — 7.6%

Anadarko Petroleum Corp.	968,900	$73,956,137
Apache Corp.	2,144,112	194,213,665
BP PLC ADR	192,668	8,234,630
Chevron Corp.	604,906	64,361,998
ConocoPhillips	297,410	21,672,267
Devon Energy Corp.	568,727	35,261,074
Exxon Mobil Corp.	2,191,976	185,791,886
Hess Corp.	224,579	12,756,087
Marathon Oil Corp.	175,831	5,146,573
Marathon Petroleum Corp.	87,915	2,926,690
Murphy Oil Corp.	78,679	4,385,568
Royal Dutch Shell PLC ADR, Class A	76,110	5,562,880
Royal Dutch Shell PLC ADR, Class B	9,594	729,240
Spectra Energy Corp.	8,313	255,625
Williams Cos., Inc.	2,000	66,040

		$615,320,360

Paper & Forest Products — 0.0%(2)

Neenah Paper, Inc.	975	$21,762

		$21,762

Personal Products — 0.0%(2)

Estee Lauder Cos., Inc. (The), Class A	13,035	$1,464,091

		$1,464,091

Pharmaceuticals — 9.0%

Abbott Laboratories	2,730,986	$153,563,343
Allergan, Inc.	146,962	12,894,446
Bristol-Myers Squibb Co.	1,500,706	52,884,879
Eli Lilly & Co.	1,445,042	60,055,945
GlaxoSmithKline PLC ADR	455,612	20,789,576
Hospira, Inc.(1)	3,662	111,215
Johnson & Johnson	2,364,918	155,091,322
Merck & Co., Inc.	1,125,878	42,445,601
Novo Nordisk A/S ADR	249,848	28,797,480
Pfizer, Inc.	6,015,315	130,171,417
Teva Pharmaceutical Industries, Ltd. ADR	1,671,886	67,477,319

		$724,282,543

Real Estate Investment Trusts (REITs) — 0.0%(2)

Weyerhaeuser Co.	1,223	$22,833

		$22,833

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Portfolio of Investments (continued)

Security	Shares	Value

Road & Rail — 0.2%

Norfolk Southern Corp.	24,192	$1,762,629
Union Pacific Corp.	132,257	14,011,307

		$15,773,936

Semiconductors & Semiconductor Equipment — 3.8%

Analog Devices, Inc.	560,289	$20,047,140
Applied Materials, Inc.	1,065,614	11,412,726
Broadcom Corp., Class A(1)	897,422	26,348,310
Cypress Semiconductor Corp.(1)	52,742	890,812
Intel Corp.	8,524,340	206,715,245
Linear Technology Corp.	118,016	3,544,021
Maxim Integrated Products, Inc.	223,099	5,809,498
NVIDIA Corp.(1)	284,500	3,943,170
Texas Instruments, Inc.	897,287	26,120,025
Xilinx, Inc.	23,107	740,810

		$305,571,757

Software — 3.5%

Activision Blizzard, Inc.	846,350	$10,427,032
Adobe Systems, Inc.(1)	409,776	11,584,367
CA, Inc.	45,408	917,923
Microsoft Corp.	3,211,454	83,369,346
Oracle Corp.	6,882,809	176,544,051
Symantec Corp.(1)	163,117	2,552,781

		$285,395,500

Specialty Retail — 2.9%

Best Buy Co., Inc.	143,633	$3,356,703
Gap, Inc. (The)	89,138	1,653,510
Home Depot, Inc. (The)	2,373,586	99,785,555
Limited Brands, Inc.	41,877	1,689,737
Lowe’s Companies, Inc.	655,831	16,644,991
Orchard Supply Hardware Stores Corp., Class A(1)	19	0
Staples, Inc.	186,233	2,586,776
TJX Companies, Inc. (The)	1,701,405	109,825,693

		$235,542,965

Textiles, Apparel & Luxury Goods — 3.7%

Coach, Inc.	10,800	$659,232
Hanesbrands, Inc.(1)	198,317	4,335,210
NIKE, Inc., Class B	3,056,944	294,597,693
VF Corp.	12,000	1,523,880

		$301,116,015

Thrifts & Mortgage Finance — 0.0%(2)

Tree.com, Inc.(1)	2	$11

		$11

Tobacco — 0.3%

Altria Group, Inc.	159,973	$4,743,200
Philip Morris International, Inc.	231,705	18,184,208

		$22,927,408

Wireless Telecommunication Services — 0.1%

America Movil SAB de CV ADR, Series L	61,000	$1,378,600
Sprint Nextel Corp.(1)	135,160	316,275
Vodafone Group PLC ADR	182,074	5,103,534

		$6,798,409

Total Common Stocks
(identified cost $5,749,639,639)		$7,979,039,473

Preferred Stocks — 0.0%(2)

Security	Shares	Value

Commercial Banks — 0.0%(2)

Wells Fargo & Co.(3)	166	$0

Specialty Retail — 0.0%

Orchard Supply Hardware Stores Corp.	19	$0

		$0

Total Preferred Stocks
(identified cost $5,018)		$0

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Portfolio of Investments (continued)

Rights — 0.0%(2)

Security	Shares	Value

Pharmaceuticals — 0.0%(2)

Sanofi SA, Exp. 12/31/20(1)	6,984	$8,381

Total Rights
(identified cost $16,440)		$8,381

Short-Term Investments — 0.9%

	Interest
Description	(000’s omitted)	Value

Eaton Vance Cash Reserves Fund, LLC, 0.06%(4)	$70,802	$70,801,999

Total Short-Term Investments
(identified cost $70,801,999)		$70,801,999

Total Investments — 99.7%
(identified cost $5,820,463,096)		$8,049,849,853

Other Assets, Less Liabilities — 0.3%		$22,833,617

Net Assets — 100.0%		$8,072,683,470

The percentage shown for each investment category in the Portfolio of Investments is based on net assets.

ADR - American Depositary Receipt

(1)	Non-income producing security.

(2)	Amount is less than 0.05%.

(3)	For fair value measurement disclosure purposes, security is categorized as Level 3 (see Note 6).

(4)	Affiliated investment company available to Eaton Vance portfolios and funds which invests in high quality, U.S. dollar denominated money market instruments. The rate shown is the annualized seven-day yield as of December 31, 2011.

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Financial Statements

Statement of Assets and Liabilities

Assets	December 31, 2011

Unaffiliated investments, at value (identified cost, $5,749,661,097)	$7,979,047,854
Affiliated investments, at value (identified cost, $70,801,999)	70,801,999
Cash	1,078,936
Dividends receivable	13,978,693
Interest receivable from affiliated investment	3,290
Receivable for investments sold	9,597,076
Tax reclaims receivable	1,625,910

Total assets	$8,076,133,758

Liabilities

Payable to affiliates:
Investment adviser fee	$3,094,439
Trustees’ fees	12,625
Accrued expenses	343,224

Total liabilities	$3,450,288

Net Assets applicable to investors’ interest in Portfolio	$8,072,683,470

Sources of Net Assets

Net proceeds from capital contributions and withdrawals	$5,843,155,794
Net unrealized appreciation	2,229,527,676

Total	$8,072,683,470

Statement of Operations

Year Ended
Investment Income	December 31, 2011

Dividends (net of foreign taxes, $2,757,599)	$173,262,258
Interest allocated from affiliated investment	96,694
Expenses allocated from affiliated investment	(10,791)

Total investment income	$173,348,161

Expenses

Investment adviser fee	$39,558,185
Trustees’ fees and expenses	50,500
Custodian fee	1,183,682
Legal and accounting services	155,853
Miscellaneous	152,099

Total expenses	$41,100,319

Deduct —
Reduction of custodian fee	$49

Total expense reductions	$49

Net expenses	$41,100,270

Net investment income	$132,247,891

Realized and Unrealized Gain (Loss)

Net realized gain —
Investment transactions(1)	$229,121,917
Investment transactions allocated from affiliated investment	3,986
Foreign currency transactions	50,322

Net realized gain	$229,176,225

Change in unrealized appreciation (depreciation) —
Investments	$(294,936,383)
Foreign currency	(20,441)

Net change in unrealized appreciation (depreciation)	$(294,956,824)

Net realized and unrealized loss	$(65,780,599)

Net increase in net assets from operations	$66,467,292

(1)	Includes $240,241,096 of net realized gains from redemptions in-kind.

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Financial Statements (continued)

Statements of Changes in Net Assets

	Year Ended December 31,
Increase (Decrease)
in Net Assets	2011	2010

From operations —
Net investment income	$132,247,891	$127,596,430
Net realized gain from investment transactions and foreign currency transactions	229,176,225	232,540,068
Net change in unrealized appreciation (depreciation) from investments and foreign currency	(294,956,824)	705,390,449

Net increase in net assets from operations	$66,467,292	$1,065,526,947

Capital transactions —
Contributions	$994,922,465	$175,936,921
Withdrawals	(2,033,923,504)	(1,675,725,915)

Net decrease in net assets from capital transactions	$(1,039,001,039)	$(1,499,788,994)

Net decrease in net assets	$(972,533,747)	$(434,262,047)

Net Assets

At beginning of year	$9,045,217,217	$9,479,479,264

At end of year	$8,072,683,470	$9,045,217,217

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Financial Statements (continued)

Supplementary Data

	Year Ended December 31,

	2011	2010	2009	2008	2007

Ratios/Supplemental Data

Ratios (as a percentage of average daily net assets):
Expenses(1)	0.48%	0.48%	0.47%	0.45%	0.44%
Net investment income	1.53%	1.43%	1.86%	1.84%	1.52%
Portfolio Turnover	2%	2%	3%	3%	6%

Total Return	0.80%	12.86%	23.32%	(32.76)%	4.72%

Net assets, end of year (000’s omitted)	$8,072,683	$9,045,217	$9,479,479	$10,602,743	$19,864,161

(1)	Excludes the effect of custody fee credits, if any, of less than 0.005%.

See notes to financial statements.

Tax-Managed Growth Portfolio	December 31, 2011
Notes to Financial Statements

1 Significant Accounting Policies

Tax-Managed Growth Portfolio (the Portfolio) is a Massachusetts business trust registered under the Investment Company Act of 1940, as amended (the 1940 Act), as a diversified, open-end management investment company. The Portfolio’s investment objective is to achieve long-term, after-tax returns for interestholders through investing in a diversified portfolio of equity securities. The Declaration of Trust permits the Trustees to issue interests in the Portfolio. At December 31, 2011, Eaton Vance Tax-Managed Growth Fund 1.0, Eaton Vance Tax-Managed Growth Fund 1.1, Eaton Vance Tax-Managed Growth Fund 1.2 and Eaton Vance Tax-Managed Equity Asset Allocation held an interest of 7.4%, 14.2%, 5.6%, and 1.4% respectively, in the Portfolio. In addition, an unregistered fund advised by the adviser to the Portfolio held 71.4% interest in the Portfolio.

The following is a summary of significant accounting policies of the Portfolio. The policies are in conformity with accounting principles generally accepted in the United States of America.

A Investment Valuation. Equity securities (including common shares of closed-end investment companies) listed on a U.S. securities exchange generally are valued at the last sale or closing price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select Market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing sales prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices or, in the case of preferred equity securities that are not listed or traded in the over-the-counter market, by a third party pricing service that will use various techniques that consider factors including, but not limited to, prices or yields of securities with similar characteristics, benchmark yields, broker/dealer quotes, quotes of underlying common stock, issuer spreads, as well as industry and economic events. The value of preferred equity securities that are valued by a pricing service on a bond basis will be adjusted by an income factor, to be determined by the investment adviser, to reflect the next anticipated regular dividend. The daily valuation of exchange-traded foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair value as of the close of regular trading on the New York Stock Exchange. When valuing foreign equity securities that meet certain criteria, the Portfolio’s Trustees have approved the use of a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. Foreign securities and currencies are valued in U.S. dollars, based on foreign currency exchange rate quotations supplied by a third party pricing service. The pricing service uses a proprietary model to determine the exchange rate. Inputs to the model include reported trades and implied bid/ask spreads. Short-term debt obligations purchased with a remaining maturity of sixty days or less are generally valued at amortized cost, which approximates market value. If short-term debt securities are acquired with a remaining maturity of more than sixty days, they will be valued by a pricing service. Investments for which valuations or market quotations are not readily available or are deemed unreliable are valued at fair value using methods determined in good faith by or at the direction of the Trustees of the Portfolio in a manner that fairly reflects the security’s value, or the amount that the Portfolio might reasonably expect to receive for the security upon its current sale in the ordinary course. Each such determination is based on a consideration of relevant factors, which are likely to vary from one pricing context to another. These factors may include, but are not limited to, the type of security, the existence of any contractual restrictions on the security’s disposition, the price and extent of public trading in similar securities of the issuer or of comparable companies or entities, quotations or relevant information obtained from broker/dealers or other market participants, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s or entity’s financial condition, and an

Tax-Managed Growth Portfolio	December 31, 2011
Notes to Financial Statements (continued)

evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold.

The Portfolio may invest in Eaton Vance Cash Reserves Fund, LLC (Cash Reserves Fund), an affiliated investment company managed by Eaton Vance Management (EVM). Cash Reserves Fund generally values its investment securities utilizing the amortized cost valuation technique in accordance with Rule 2a-7 under the 1940 Act. This technique involves initially valuing a portfolio security at its cost and thereafter assuming a constant amortization to maturity of any discount or premium. If amortized cost is determined not to approximate fair value, Cash Reserves Fund may value its investment securities in the same manner as debt obligations described above.

B Investment Transactions. Investment transactions for financial statement purposes are accounted for on a trade date basis. Realized gains and losses on investments sold are determined on the basis of identified cost.

C Income. Dividend income is recorded on the ex-dividend date for dividends received in cash and/or securities. However, if the ex-dividend date has passed, certain dividends from foreign securities are recorded as the Portfolio is informed of the ex-dividend date. Withholding taxes on foreign dividends, interest and capital gains have been provided for in accordance with the Portfolio’s understanding of the applicable countries’ tax rules and rates. Interest income is recorded on the basis of interest accrued, adjusted for amortization of premium or accretion of discount.

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

As of December 31, 2011, the Portfolio had no uncertain tax positions that would require financial statement recognition, de-recognition, or disclosure. Each of the Portfolio’s federal tax returns filed in the 3-year period ended December 31, 2011 remains subject to examination by the Internal Revenue Service.

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

Tax-Managed Growth Portfolio	December 31, 2011
Notes to Financial Statements (continued)

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

2 Investment Adviser Fee and Other Transactions with Affiliates

The investment adviser fee is earned by Boston Management and Research (BMR), a subsidiary of EVM, as compensation for investment advisory services rendered to the Portfolio. The fee is computed at an annual rate of 0.625% of the Portfolio’s average daily net assets up to $500 million. The advisory fee on net assets of $500 million or more is reduced as follows:

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

The Portfolio invests its cash in Cash Reserves Fund. EVM does not currently receive a fee for advisory services provided to Cash Reserves Fund. For the year ended December 31, 2011, the Portfolio’s investment adviser fee amounted to $39,558,185 or 0.46% of the Portfolio’s average daily net assets.

Except for Trustees of the Portfolio who are not members of EVM’s or BMR’s organizations, officers and Trustees receive remuneration for their services to the Portfolio out of the investment adviser fee. Trustees of the Portfolio who are not affiliated with the investment adviser may elect to defer receipt of all or a percentage of their annual fees in accordance with the terms of the Trustees Deferred Compensation Plan. For the year ended December 31, 2011, no significant amounts have been deferred. Certain officers and Trustees of the Portfolio are officers of the above organizations.

3 Purchases and Sales of Investments

Purchases and sales of investments, other than short-term obligations, aggregated $195,346,702 and $83,136,668, respectively, for the year ended December 31, 2011. In addition, investors contributed securities with a value of $18,120,479 and investments having an aggregate market value of $1,007,799,100 at dates of withdrawal were distributed in payment for capital withdrawals, during the year ended December 31, 2011.

Tax-Managed Growth Portfolio	December 31, 2011
Notes to Financial Statements (continued)

4 Federal Income Tax Basis of Investments

The cost and unrealized appreciation (depreciation) of investments of the Portfolio at December 31, 2011, as determined on a federal income tax basis, were as follows:

Aggregate cost	$1,959,767,579

Gross unrealized appreciation	$10,001,943,230
Gross unrealized depreciation	(3,911,860,956)

Net unrealized appreciation	$6,090,082,274

The net unrealized appreciation on foreign currency at December 31, 2011 on a federal income tax basis was $140,919.

5 Line of Credit

The Portfolio participates with other portfolios and funds managed by EVM and its affiliates in a $600 million unsecured line of credit agreement with a group of banks. Borrowings are made by the Portfolio solely to facilitate the handling of unusual and/or unanticipated short-term cash requirements. Interest is charged to the Portfolio based on its borrowings at an amount above either the Eurodollar rate or Federal Funds rate. In addition, a fee computed at an annual rate of 0.08% on the daily unused portion of the line of credit is allocated among the participating portfolios and funds at the end of each quarter. Because the line of credit is not available exclusively to the Portfolio, it may be unable to borrow some or all of its requested amounts at any particular time. The Portfolio did not have any significant borrowings or allocated fees during the year ended December 31, 2011.

6 Fair Value Measurements

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

At December 31, 2011, the hierarchy of inputs used in valuing the Portfolio’s investments, which are carried at value, were as follows:

Asset Description	Level 1	Level 2		Level 3	Total

Common Stocks
Consumer Discretionary	$1,144,997,834	$0		$—	$1,144,997,834
Consumer Staples	991,730,847	157,914,644		—	1,149,645,491
Energy	761,617,228	—		—	761,617,228
Financials	904,086,635	12,242,409		—	916,329,044
Health Care	1,059,476,129	—		—	1,059,476,129
Industrials	949,665,959	—		—	949,665,959
Information Technology	1,812,936,324	—		—	1,812,936,324
Materials	145,618,886	—		—	145,618,886
Telecommunication Services	34,122,927	—		—	34,122,927
Utilities	4,629,651	—		—	4,629,651

Total Common Stocks	$7,808,882,420	$170,157,053	*	$—	$7,979,039,473

Preferred Stocks	$—	$0		$0	$0
Rights	8,381	—		—	8,381
Short-Term Investments	—	70,801,999		—	70,801,999

Total Investments	$7,808,890,801	$240,959,052		$0	$8,049,849,853

*	Includes foreign equity securities whose values were adjusted to reflect market trading of comparable securities or other correlated instruments that occurred after the close of trading in their applicable foreign markets.

Tax-Managed Growth Portfolio	December 31, 2011
Notes to Financial Statements (continued)

The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value:

Investments in
Preferred Stocks

Balance as of December 31, 2010	$—
Realized gains (losses)	—
Change in net unrealized appreciation (depreciation)*	(10)
Cost of purchases	—
Proceeds from sales	—
Accrued discount (premium)	—
Transfers to Level 3**	10
Transfers from Level 3**	—

Balance as of December 31, 2011	$0

Change in net unrealized appreciation (depreciation) on investments still held as of December 31, 2011*	$(10)

*	Amount is included in the related amount on investments in the Statement of Operations.
**	Transfers are reflected at the value of the securities at the beginning of the period. Transfers to Level 3 were due to a reduction in the availability of significant observable inputs in determining the fair value of these investments.

All Level 3 investments held at December 31, 2011 were valued at $0.

At December 31, 2011, the value of investments transferred between Level 1 and Level 2, if any, during the year then ended was not significant.

7 Legal Proceedings

In November 2010, the Portfolio was named as defendant and a putative member of the proposed defendant class of shareholders in the case entitled Official Committee of Unsecured Creditors (UCC) of the Tribune Company v. FitzSimons, et al. as a result of its ownership of shares in the Tribune Company (Tribune) in 2007 when Tribune effected a leveraged buyout transaction (LBO) and was converted to a privately held company. The UCC seeks to recover payments of the proceeds of the LBO. This adversary proceeding in the Bankruptcy Court has been stayed pending further order of the Bankruptcy Court. The value of the proceeds received by the Portfolio is approximately $48,237,000 (equal to 0.60% of net assets at December 31, 2011).

In addition, on June 2, 2011, another group of Tribune creditors filed multiple actions involving state law constructive fraudulent conveyance claims against former Tribune shareholders. The Portfolio also has been named in one or more of these lawsuits.

The Portfolio cannot predict the outcome of these proceedings or the effect, if any, on the Portfolio’s net asset value. The attorneys’ fees and costs related to these actions will be expensed by the Portfolio as incurred.

Tax-Managed Growth Portfolio	December 31, 2011
Report of Independent Registered Public Accounting Firm

To the Trustees and Investors of Tax-Managed Growth Portfolio:

We have audited the accompanying statement of assets and liabilities of Tax-Managed Growth Portfolio (the “Portfolio”), including the portfolio of investments, as of December 31, 2011, and the related statement of operations for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended. These financial statements and supplementary data are the responsibility of the Portfolio’s management. Our responsibility is to express an opinion on these financial statements and supplementary data based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and supplementary data are free of material misstatement. The Portfolio is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Portfolio’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2011, by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and supplementary data referred to above present fairly, in all material respects, the financial position of Tax-Managed Growth Portfolio as of December 31, 2011, the results of its operations for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the supplementary data for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 23, 2012

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELCREST CAPITAL FUND LLC (Registrant)
By:	/s/ Andrew C. Frenette
Andrew C. Frenette
Duly Authorized Officer and Principal Accounting Officer

Date: March 7, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chief Executive Officer
Date: March 7, 2012

By:	/s/ Andrew C. Frenette
Andrew C. Frenette
Chief Financial Officer
Date: March 7, 2012

EXHIBIT INDEX

Exhibit No.	Description
3	Copy of Amended and Restated Operating Agreement of the Fund dated November 24, 1998 and First Amendment thereto dated September 1, 1999 filed as Exhibit 3 to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference. (Note: the Operating Agreement also defines the rights of the holders of Shares of the Fund.)

3(a)	Copy of Amendment No. 2 to the Fund’s Amended and Restated Operating Agreement dated December 30, 2003 filed as Exhibit 3(a) to the Fund’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

3(b)	Copy of Amendment No. 3 to the Fund’s Amended and Restated Operating Agreement dated December 21, 2009 filed as Exhibit 3(b) to the Fund’s Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

4.1	Copy of Loan and Security Agreement between the Fund and DrKW Holdings, Inc. dated as of July 15, 2003 filed as Exhibit 4.1 to the Fund’s Report on Form 10-Q filed for the period ended September 30, 2003 and incorporated herein by reference.

4.1(a)	Copy of Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belcrest Capital Fund LLC and DrKW Holdings, Inc. filed as Exhibit 4.1(a) to the Fund’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

4.1(b)	Copy of Amendment No. 2 dated December 15, 2005 to the Loan and Security Agreement between the Fund and DrKW Holdings, Inc. filed as Exhibit 4.1(b) to the Fund’s Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.

4.1(c)	Copy of Amendment No. 3 dated December 1, 2006 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. (formerly, DrKW Holdings, Inc.) filed as Exhibit 4.1(c) to the Fund’s Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

4.1(d)	Copy of Amendment No. 4 dated August 8, 2007 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(d) to the Fund’s Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.

4.1(e)	Copy of Amendment No. 5 dated August 24, 2007 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(e) to the Fund’s Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.

4.1(f)	Copy of Amendment No. 6 dated November 26, 2007 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(f) to the Fund’s Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

Exhibit No.	Description
4.1(g)	Copy of Amendment No. 7 dated June 13, 2008 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(g) to the Fund’s Report on Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference.

4.1(h)	Copy of Amendment No. 8 dated October 28, 2008 to the Loan and Security Agreement between the Fund and Dresdner Kleinwort Holdings I, Inc. filed as Exhibit 4.1(g) to the Fund’s Report on Form 10-Q for the period ended September 30, 2008 and incorporated herein by reference.

4.2	Copy of Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc., dated July 15, 2003 filed as Exhibit 4.2 to the Fund’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

4.2(a)	Copy of Amendment No. 1 dated March 16, 2004 to the Loan and Security Agreement between Belcrest Capital Fund LLC, Merrill Lynch Mortgage Capital, Inc., the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(a) to the Fund’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

4.2(b)	Copy of Amendment No. 2 dated August 3, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the Lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(b) to the Fund’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

4.2(c)	Copy of Amendment No. 3 dated October 28, 2004 to Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(c) to the Fund’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

4.2(d)	Copy of Amendment No. 4 dated June 30, 2006 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(d) to the Fund’s Report on Form 10-Q for the period ended June 30, 2006 and incorporated herein by reference.

4.2(e)	Copy of Amendment No. 5 dated December 1, 2006 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(e) to the Fund’s Report on Form 10-K for the period ended December 31, 2006 and incorporated herein by reference.

4.2(f)	Copy of Amendment No. 6 dated May 9, 2007 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(f) to the Fund’s Report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.

Exhibit No.	Description
4.2(g)	Copy of Amendment No. 7 dated February 6, 2009 to the Loan and Security Agreement among the Fund, Merrill Lynch Mortgage Capital, Inc., as Agent, the lenders referred to therein and Merrill Lynch Capital Services, Inc. filed as Exhibit 4.2(g) to the Fund’s Report on Form 10-K for the period ended December 31, 2008 and incorporated herein by reference.

4.3	Copy of Master Credit Agreement dated as of December 21, 2009 among the Fund, the other borrowers thereunder, Bank of America, N.A. and each of the other lenders thereunder and Bank of America, N.A. as administrative agent filed as exhibit 4.3 to the Fund’s Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

4.3 (a)	Copy of Amendment No. 1 dated March 24, 2011 to the Master Credit Agreement dated as of December 21, 2009 among the Fund, the borrowers thereunder, Bank of America, N.A. and each of the other lenders thereunder and Bank of America, N.A. as administrative agent filed as Exhibit 4.3(a) to the Fund’s Report on Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference.

4.3(b)	Copy of Amendment No. 2 dated August 26, 2011 to the Master Credit Agreement dated as of December 21, 2009 among the Fund, the borrowers thereunder, Bank of America, N.A. and each of the other lenders thereunder and Bank of America, N.A. as administrative agent filed as Exhibit 4.3(b) to the Fund’s Report on Form 10-Q for the period ended September 30, 2011 and incorporated herein by reference.

4.3(c)	Copy of Amendment No. 3 dated November 21, 2011 to the Master Credit Agreement dated as of December 21, 2009 among the Fund, the borrowers thereunder, Bank of America, N.A. and each of the other lenders thereunder and Bank of America, N.A. as administrative agent filed herewith.

10(1)	Copy of Investment Advisory and Administration Agreement between the Fund and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(1) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2)	Copy of Management Agreement between Belcrest Realty Corporation and Boston Management and Research dated November 24, 1998 filed as Exhibit 10(2) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(2)(a)	Copy of Amendment No. 1 to Management Agreement between Belcrest Realty and Boston Management and Research dated as of December 28, 1999 filed as Exhibit 10(2)(a) to the Fund’s Report on Form 10-K for the period ended December 31, 2000 and incorporated herein by reference.

10(3)	Copy of Investor Servicing Agreement between the Fund and Eaton Vance Distributors, Inc. dated August 14, 1998 filed as Exhibit 10(3) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(4)	Copy of Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company dated August 14, 1998 filed as Exhibit 10(4) to the Fund’s Initial Registration Statement on Form 10 and incorporated herein by reference.

10(4)(a)	Copy of Amendment dated March 29, 2005 to Custody and Transfer Agency Agreement between the Fund and Investors Bank & Trust Company filed as Exhibit 10(4)(a) to the Fund’s Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference.

Exhibit No.	Description
20(a)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on January 26, 2007 and incorporated herein by reference.

20(b)	Report on Form 8-K filed electronically with the Securities and Exchange Commission on June 5, 2007 and incorporated herein by reference.

21	List of Subsidiaries of the Fund filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 filed herewith.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed herewith.

99.3	Form N-CSR of Eaton Vance Tax-Managed Growth Portfolio (File No. 811-7409) for its year ended December 31, 2011 filed electronically with the Securities and Exchange Commission under the Investment Company Act of 1940 on February 25, 2012 incorporated herein by reference pursuant to Rule 12b-32.